Form 10-Q
period 1998-06-30
NATROL INC
filed 1998-09-01
CIK 1025573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     ------------


                                      FORM 10-Q
     (Mark one)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _____ TO ______

                           COMMISSION FILE NO: 000-24567
                                               ---------

                                     NATROL, INC.

                (Exact name of registrant as specified in its charter)

               DELAWARE                                   95-3560780
(    State of Incorporation )              (I.R.S. Employer Identification No.)

                                 21411 PRAIRIE STREET
                             CHATSWORTH, CALIFORNIA 91311
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                    (818) 739-6000
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     INDICATE BY A CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES        NO   X
    -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                    Class                       Outstanding as of August 1,1998
                    -----                       -------------------------------
     Common stock, $0.01 par value                       13,720,000


                                        PART 1
                                FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                                     NATROL, INC.
                             CONSOLIDATED BALANCE SHEETS

                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         JUNE 30,   DECEMBER 31,
                                                           1998        1997
                                                      --------------------------
                                                       (Unaudited)
 ASSETS
 Current assets:
  Cash and cash equivalents. . . . . . . . . . . . .    $    411      $  1,800
  Accounts receivable, net of allowances of
   $298 and $262 at June 30, 1998 and December 31,
   1997  . . . . . . . . . . . . . . . . . . . . . .       8,714         5,397
  Inventories. . . . . . . . . . . . . . . . . . . .       8,920         6,934
  Deferred taxes . . . . . . . . . . . . . . . . . .         554           554
  Prepaid expenses and other current assets. . . . .         292           341
                                                      --------------------------
Total current assets . . . . . . . . . . . . . . . .      18,891        15,026

 Equipment and leasehold improvements:
  Furniture and office equipment . . . . . . . . . .       1,120           871
  Machinery and equipment. . . . . . . . . . . . . .       3,024         2,804
  Leasehold improvements . . . . . . . . . . . . . .       1,860         1,876
                                                      --------------------------
                                                           6,004         5,551
Accumulated depreciation and amortization. . . . . .      (1,302)         (923)
                                                      --------------------------
                                                           4,702         4,628
 Other assets:
  Goodwill . . . . . . . . . . . . . . . . . . . . .       8,869             -
  Deposits . . . . . . . . . . . . . . . . . . . . .          43            43
  Trademarks and patents, net. . . . . . . . . . . .          17            19
  Other. . . . . . . . . . . . . . . . . . . . . . .         475             -
                                                      --------------------------
                                                           9,404            62
                                                      --------------------------
Total assets . . . . . . . . . . . . . . . . . . . .    $ 32,997      $ 19,716
                                                      --------------------------
                                                      --------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . .    $  7,741      $  3,867
  Accrued expenses . . . . . . . . . . . . . . . . .       2,343           899
  Accrued payroll and related liabilities. . . . . .         757           414
  Income taxes payable . . . . . . . . . . . . . . .         394           422
  Current portion of long-term debt. . . . . . . . .       1,500           999
                                                      --------------------------
Total current liabilities. . . . . . . . . . . . . .      12,735         6,601
Deferred income taxes, noncurrent. . . . . . . . . .          73            73
Long-term debt, less current portion . . . . . . . .       7,000         2,606
Convertible participating preferred stock, $0.01
   par value per share, 27,000 shares authorized,
   issued and outstanding as of December 31, 1997
   and June 30, 1998; liquidation preference of
   $12,000,000 . . . . . . . . . . . . . . . . . . .      12,000        12,000
 Stockholders' equity (deficit):
   Common stock, par value of $1 per share:
     Authorized shares 1,055,000
     Issued and outstanding shares 71,000. . . . . .          71            71
Additional paid-in capital . . . . . . . . . . . . .         560           560
Retained earnings (deficit). . . . . . . . . . . . .       1,121        (1,632)
                                                      --------------------------
                                                           1,752        (1,001)
Receivable from stockholder. . . . . . . . . . . . .        (563)         (563)
                                                      --------------------------
Total stockholders' equity (deficit) . . . . . . . .       1,189        (1,564)
                                                      --------------------------
Total liabilities and stockholders' equity . . . . .    $ 32,997      $ 19,716
                                                      --------------------------
                                                      --------------------------

                              See accompanying notes.

                                     NATROL, INC.
                          CONSOLIDATED STATEMENTS OF INCOME

                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                JUNE 30,                    JUNE 30,
                                                           1998          1997          1998          1997
                                                     --------------------------------------------------------
                                                               (UNAUDITED)                 (UNAUDITED)
Net sales. . . . . . . . . . . . . . . . . . . . . .   $  16,290     $   8,191     $  29,407     $  18,100
Cost of goods sold . . . . . . . . . . . . . . . . .       7,933         3,815        14,254         8,290
                                                     --------------------------------------------------------
   Gross profit. . . . . . . . . . . . . . . . . . .       8,357         4,376        15,153         9,810
                                                     --------------------------------------------------------
Selling and marketing expenses . . . . . . . . . . .       4,254         2,825         7,731         5,815
General and administrative expenses. . . . . . . . .       1,272         1,046         2,503         2,101
                                                     --------------------------------------------------------
   Total operating expenses. . . . . . . . . . . . .       5,526         3,871        10,234         7,916
                                                     --------------------------------------------------------
Operating income . . . . . . . . . . . . . . . . . .       2,831           505         4,919         1,895
Interest income. . . . . . . . . . . . . . . . . . .         (22)          -             (43)          -
Interest expense . . . . . . . . . . . . . . . . . .         222            41           375            76
                                                     --------------------------------------------------------
Income before income tax provision . . . . . . . . .       2,631           464         4,587         1,819
Income tax provision . . . . . . . . . . . . . . . .       1,052           187         1,834           731
                                                     --------------------------------------------------------
Net income . . . . . . . . . . . . . . . . . . . . .      $1,579          $277     $   2,753        $1,088
                                                     --------------------------------------------------------
                                                     --------------------------------------------------------
Basic earnings per share . . . . . . . . . . . . . .      $ 0.22        $ 0.04     $    0.39        $ 0.15
                                                     --------------------------------------------------------
                                                     --------------------------------------------------------
Diluted earnings per share . . . . . . . . . . . . .      $ 0.15        $ 0.03     $    0.26        $ 0.11
                                                     --------------------------------------------------------
                                                     --------------------------------------------------------
Weighted average shares outstanding - basic. . . . .   7,100,000     7,100,000     7,100,000     7,100,000
                                                     --------------------------------------------------------
                                                     --------------------------------------------------------
Weighted average shares outstanding - diluted. . . .  10,620,403    10,261,538    10,562,163    10,261,538
                                                     --------------------------------------------------------
                                                     --------------------------------------------------------

                                See accompanying notes

                                     NATROL, INC.
                PRO-FORMA UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                  (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                      NATROL, INC.  PURE-GAR L.P                   SIX MONTHS
                                                       SIX MONTHS    SIX MONTHS                      ENDED
                                                          ENDED         ENDED                       JUNE 30,
                                                         JUNE 30,      JUNE 30,       BUSINESS        1998
                                                           1998          1998        COMBINATION   PRO-FORMA
                                                          ACTUAL        ACTUAL       ADJUSTMENTS    COMBINED
                                                      -------------------------------------------------------
Net sales                                                $23,703        $5,704                      $29,407
Cost of goods sold                                        11,471         2,783                       14,254
                                                      --------------------------                 ------------
   Gross Profit                                           12,232         2,921                       15,153
                                                      --------------------------                 ------------
Selling and marketing expense                              6,546         1,185                        7,731
General and administrative expenses                        1,899           603        100 (1)         2,602
                                                      --------------------------                 ------------
Total operating expense                                    8,445         1,788                       10,333
                                                      --------------------------                 ------------
Operating income                                           3,787         1,133                        4,820
Interest income                                              (43)          -                            (43)
Interest expense                                             274           101        136 (2)           511
                                                      --------------------------                 ------------
Income before provision for income taxes                   3,556         1,032                        4,352
Income tax provision                                       1,834           -          (93)(3)         1,741
                                                      --------------------------                 ------------
Net income                                                $1,722        $1,032                       $2,611
                                                      --------------------------                 ------------

Basic earnings per share                                   $0.24                                      $0.37
                                                      -----------                                ------------
                                                      -----------                                ------------
Diluted earnings per share                                 $0.16                                      $0.25
                                                      -----------                                ------------
                                                      -----------                                ------------
Weighted average shares:
    Outstanding - basic                                7,100,000                                  7,100,000
                                                      -----------                                ------------
                                                      -----------                                ------------
Weighted average shares
    Outstanding - diluted                             10,562,163                                 10,562,163
                                                      -----------                                ------------
                                                      -----------                                ------------

------------------------------
(1) Gives effect to the amortization of goodwill of $300,000, as if the acquisition of the Pure-Gar business (the "Pure-Gar Acquisition") had taken place on January 1, 1998, net of recorded goodwill amortization.

(2) Gives effect to pro forma interest expense of $289,000 offset by actual interest expense of $160,000, as if the debt incurred in the Pure-Gar Acquisition was made on January 1, 1998. Pro forma interest expense is based on a term note (8.5% interest rate) and line of credit (8.5% to 7.69%) interest rate with principal balances of $8.9 million and $5.5 million, respectively.

(3) Gives effect to taxes for adjustments described in footnotes 1 and 2, such that the pro forma income tax provision is at the statutory rate for the period presented.

                                    NATROL, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (IN THOUSANDS OF DOLLARS)


                                                      SIX MONTHS  ENDED JUNE 30,
                                                          1998        1997
                                                      --------------------------
OPERATING ACTIVITIES
Net income                                            $  2,754        $  1,087
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
   Depreciation and amortization                           381             294
   Amortization of goodwill                                200               -
   Provision for bad debts                                  36              15
   Changes in operating assets and liabilities:
     Accounts receivable                                (1,292)            348
     Inventories                                          (263)           (779)
     Income taxes receivable/payable                       (28)           (134)
     Prepaid expenses and other current assets              49              35
     Accounts payable                                    1,974          (1,077)
     Accrued expenses                                    1,444             105
     Accrued payroll and other related liabilities         343              90
                                                      --------------------------
Net cash provided by (used in) operating activities      5,598             (16)

INVESTING ACTIVITIES
Assets purchased, net of liabilities assumed
   in connection with Pure-Gar acquisition             (11,104)              -
Purchases of equipment and leasehold improvements         (304)         (2,736)
                                                      --------------------------
Net cash used in investing activities                  (11,408)         (2,736)

FINANCING ACTIVITIES
Proceeds from long-term debt                             9,000           3,000
Repayments on long-term debt                            (4,105)           (127)
Stock dividends paid                                         -            (400)
Offerings costs to be netted against proceeds             (474)              -
                                                      --------------------------
Net cash provided by financing activities                4,421           2,473
                                                      --------------------------
Net decrease in cash and cash equivalents               (1,389)           (279)
Cash and cash equivalents, beginning of period           1,800             285
                                                      --------------------------
Cash and cash equivalents, end of Period              $    411        $      6
                                                      --------------------------
                                                      --------------------------
Supplemental disclosures of cash flows information:
   Cash paid during the year for:
     Interest                                         $    375        $     70
     Income Taxes                                     $  1,600        $    985

                               See accompanying notes

                                    NATROL, INC.
                NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

            (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the consolidated financial position of Natrol, Inc. and its subsidiary (collectively, the "Company" or "Natrol") as of June 30, 1998, and the results of its operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The result of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Natrol's December 31, 1997 audited consolidated financial statements included in the Company's prospectus dated July 22, 1998 as filed with the Securities and Exchange Commission.

INVENTORIES

Inventories consist of the following:


                                                  JUNE 30,  DECEMBER 31,
                                                   1998         1997
                                                -------------------------
          Raw material and packaging supplies   $  7,025     $   3,838
          Finished goods                           1,895         3,096
                                                -------------------------
                                                $  8,920     $   6,934
                                                -------------------------
                                                -------------------------


3. COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other non-owner changes in equity such as unrealized gains on available-for-sale securities that are not included in net income. This statement requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings in the equity section of the balance sheet. While SFAS No. 130 is effective for financial statements issued for the periods beginning after December 15, 1997, and therefore was adopted in the year ended December 31, 1998, there were no items of comprehensive income and no impact on the Company's results of operations or related disclosures for the three or six months ended June 30, 1998.

4. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128 "Earnings per share". Basic earnings per common share was calculated based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share was calculated based upon the weighted number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods.

The weighted average common shares outstanding for the computation of basic earnings per share for the three and six months ended June 30, 1998 were 7,100,000. Additionally, 3,520,403 and 3,462,163 of equivalent common shares were included for the three and six months ended June 30, 1998, respectively, for the diluted calculation.

5. STOCKHOLDERS' EQUITY

STOCK OPTIONS

SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Please refer to Natrol's prospectus dated July 22, 1998 with the Securities and Exchange Commission for detail on the stock option plan and the related disclosures.

During the three months ended June 30, 1998, the Company granted 320,000 options under the stock option plan at exercise prices ranging from $10.40 to $13.00 per share, which were determined to be not less than fair market value of the stock at the date of grant.

6. SUBSEQUENT EVENTS

On July 27, 1998, the Company completed its initial public offering ("IPO") of 3,940,000 shares of its common stock priced at $15.00 per share. Of the total shares offered, 3.2 million shares were sold by the Company. The Company sold an additional 295,500 shares of common stock on August 6, 1998, pursuant to the underwriters' exercise of the overallotment option granted in the IPO. The net proceeds to the Company were $48.8 million including the shares sold pursuant to the underwriters' exercise of the overallotment option. Of the net proceeds to the Company, $8.375 million was used to pay off all long-term debt, including accrued and unpaid interest. As more fully described in Natrol's prospectus dated July 22, 1998, the total of 27,000 shares of convertible participating preferred stock purchased by certain investors in September 1996 were converted into 2,700,000 shares of Common Stock of the Company and shares of redeemable preferred stock which were immediately redeemed for a total of $6.0 million.
The redemption price of the redeemable preferred stock was funded from the proceeds of the IPO.

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Information contained or incorporated by reference in this periodic report on Form 10-Q and in other SEC filings by the Company contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof, other variations thereon, or comparable terminology, or by discussions of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved, and other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements.

     THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE RESPONSE TO
PART I, ITEM 1 OF THIS REPORT.

THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

     NET SALES. Sales are recognized at the time product is shipped. Net sales are net of discounts, allowances, and estimated returns and credits. Net sales increased 98.9%, or $8.1 million, to $16.3 million for the three months ended June 30, 1998 from $8.2 million for the three months ended June, 1997. Of the $8.1 million increase in net sales, $2.6 million, or 32.1%, was attributable to net sales of Pure-Gar L.P. ("Pure-Gar"), acquired in late February 1998 (the "Pure-Gar Acquisition"), with the remainder due to increases in net sales of the Company's other dietary supplement products. A combination of new product introductions, increases of existing product sales and increased penetration in the mass market and health food channels of distribution contributed to the Company's net sales growth during the three month period ending June 30, 1998.

     GROSS PROFIT. Gross profit increased 91.0%, or $4.0 million, to $8.4 million for the three months ended June 30, 1998 from $4.4 million for the three months ended June 30, 1997. Gross margin decreased to 51.3% for the three months ended June 30, 1998 from 53.4% for the three months ended June 30, 1997. The decline was primarily due to a shift in product mix and discounts related to promotional activity.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased 50.6%, or $1.4 million to $4.3 million for the three months ended June 30, 1998 from $2.8 million for the three months ended June 30, 1997. The increase was primarily due to additional advertising, promotional and payroll expenses to support increased net sales.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization. General and administrative expenses increased 21.6%, or $226,000, to $1.3 million for the three months ended June 30, 1998 from $1.0 million for the three months ended June 30, 1997. This increase was primarily attributable to building the infrastructure to support and manage the Company's growth, as well as $150,000 of amortization of goodwill associated with the Pure-Gar Acquisition.

INTEREST EXPENSE. Interest expense increased $181,000 to $222,000 for the three months ended June 30, 1998 from $41,000 for the three months ended June 30, 1997. The increase was a result of increased outstanding indebtedness relating to the financing of the Pure-Gar Acquisition and capital expenditures. See "--Liquidity and Capital Resources."

SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

     NET SALES. Net sales increased 62.5%, or $11.3 million, to $29.4 million for the six months ended June 30, 1998 from $18.1 million for the six months ended June 30, 1997. Of the $11.3 million increase, $3.8 million, or 33.6%, was attributable to net sales of Pure-Gar, acquired in late February 1998. The remainder of the increase in net sales resulted from increases in net sales of the Company's other dietary supplement products. A combination of new product introductions, increases of existing product sales and increased penetration in the mass market and health food channels of distribution contributed to the Company's net sales growth during the six-month period ending June 30, 1998.

     GROSS PROFIT. Gross profit increased 54.4%, or $5.3 million, to $15.2 million for the six months ended June 30, 1998 from $9.8 million for the six months ended June 30, 1997. Gross margin decreased to 51.5% for the six months ended June 30, 1998 from 54.2% for the six months ended June 30, 1997. The decline was primarily due to a shift in product mix. Based on its current product mix the Company expects that gross margins over the near term will be generally consistent with the gross margins for the six months ended June 30, 1998.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased 32.9%, or $1.9 million to $7.7 million for the six months ended June 30, 1998 from $5.8 million for the six months ended June 30, 1997. The increase was primarily due to additional advertising, promotional and payroll expenses to support increased net sales.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization. General and administrative expenses increased 19.1%, or $402,000, to $2.5 million for the six months ended June 30, 1998 from $2.1 million for the six months ended June 30, 1997. This increase was primarily attributable to building the infrastructure to support and manage the Company's growth, as well as $200,000 of amortization of goodwill associated with the Pure-Gar Acquisition.

     INTEREST EXPENSE. Interest expense increased $299,000 to $375,000 for the six months ended June 30, 1998 from $76,000 for the six months ended June 30, 1997. The increase was a result of increased outstanding indebtedness relating to the financing of the Pure-Gar Acquisition and capital expenditures. See "--Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations and capital requirements primarily through funds from operations and, to a lesser extent, borrowings. At June 30, 1998, the Company had working capital of $6.2 million, as compared to $8.4 million in working capital at December 31, 1997. The decrease was primarily due the assumption of trade payables as a result of the Pure-Gar Acquisition as well as an increase in the current portion of long-term debt as a result of increased borrowings due to the Pure-Gar Acquisition.

     Net cash provided by operating activities was $5.6 million for the six months ended June 30, 1998 as compared to net cash used of $16,000 during the six months ended June 30, 1997. The increase in net cash provided by operating activities in 1998 compared to 1997 was primarily due to an increase in net income and reflects higher levels of accounts payable, accrued expenses, depreciation and amortization of goodwill which were partially offset by increases in trade receivables and inventory balances. The increase in accounts payable was primarily due to the assumption of payable balances in the Pure-Gar Acquisition as well as to higher sales volume. It is the Company's policy to negotiate favorable payment terms from its vendors and to take payment discounts whenever such discounts are made available to the Company. The increase in accounts receivable was the result of increased sales by the Company during the six month period to mass market retailers from whom accounts receivable are on average outstanding for a longer period of time, as well the Company's assumption of accounts receivable in the Pure-Gar Acquisition with longer average periods outstanding. Receivables acquired in the Pure-Gar Acquisition are fully guaranteed by the seller. At June 30, 1998 the Company's average trade receivable aging was under 55 days as compared to 45 days at December 31, 1997.

     Net cash used in investing activities was $11.4 million for the six months ended June 30, 1998 and $2.7 million during the six months ended June 30, 1997. Of the net cash used in investing activities in the six months ended June 30, 1998, the Company used $11.1 million to consummate the Pure-Gar Acquisition and invested $304,000 in property and equipment. Substantially all net cash used in investing activities in 1997 constituted capital expenditures made in connection with the build-out of the Company's manufacturing facility/headquarters which the Company occupied at the end of March, 1997.

     Net cash provided by financing activities was $4.4 million for the six months ended June 30, 1998 and $2.5 million during the six months ended June 30, 1997. Net cash provided by financing activities in the six months ended June 30, 1998 consisted entirely of borrowings to finance the Pure-Gar Acquisition which was offset by debt repayment as well as the expenditure of $474,000 to prepare the Company for the IPO which was completed on July 27, 1998. Net cash provided by financing activities in 1997 was comprised of net borrowings of $2.9 million to finance capital expenditures made in connection with the build-out and equipping of the Company's manufacturing facility, which was partially offset by $400,000 used to pay dividends to stockholders declared in 1996.

     As of June 30, 1998, the Company's current credit facility consisted of a $9.0 million term loan and an $8.0 million revolving line of credit (the "Credit Facility") and as of June 30, 1998, the Company had outstanding borrowings of $8.5 million under the Credit Facility. The outstanding borrowings were repaid on July 27, 1998 from proceeds received from the IPO and the outstanding revolving line of credit was terminated.

     The Company believes that the remaining net proceeds from its IPO, together with cash generated from operations will be sufficient to fund its anticipated working capital needs and capital expenditures (other than financing necessary to complete future acquisitions, if any) for at least the next 12 months.

     One of the Company's business strategies is to pursue acquisition opportunities, including product line acquisitions, that complement its existing products, expand its distribution channels or are compatible with its business philosophy and strategic goals. The Company regularly evaluates the potential acquisition of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, the Company will publicly announce such acquisitions only after a definitive agreement has been signed. Future acquisitions, if any, could be financed by current cash on hand, funds from operations, bank borrowings, public offerings or private placements of equity or debt securities, or a combination of the foregoing. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.


IMPACT OF INFLATION

     Generally, the Company has been able to pass on inflation cost increases. Consequently, inflation has not had a material impact on the Company's historical operations or profitability.


YEAR 2000 COMPLIANCE

     Many existing computer programs and databases use two digits to identify a year in the date field (i.e., 98 would represent 1998). These programs and databases were designed and developed without considering the impact of the upcoming millennium. If not corrected, many computer systems could fail or create erroneous results relating to the year 2000. The Company does not anticipate any significant costs, problems or uncertainties associated with becoming Year 2000 compliant and is currently developing a plan to ensure that its computer systems and other operations are modified to be compliant on a timely basis.


                                      PART II
                                 OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

     (a) On June 19, 1998, the Company effected a one hundred-for-one stock split with respect to its Common Stock. On July 27, 1998, the Company's Convertible Preferred Stock was converted into Redeemable Preferred Stock and Common Stock, in each case in accordance with the terms of these securities and in conjunction with the closing of the IPO. See Item 4(c) below.

          Further, an amendment to the Company's certificate of incorporation was approved by the Company's Board of Directors on June 17, 1998 and by its stockholders on June 19, 1998 establishing a classified Board of Directors and effecting certain other changes as described in Item 4(c) below, affecting the rights of the holders of the Company's Common Stock.

     (b)  Not applicable

     (c)  Not applicable

     (d) The Company completed the IPO of its Common Stock in July 1998. The IPO was made pursuant to a Registration Statement on Form S-1, originally filed with the Commission on May 8, 1998, as amended (Commission File No. 333-52109), which registration statement became effective on July 21, 1998. The IPO commenced on July 22, 1998 and terminated shortly thereafter after the sale into the public market of all of the registered shares of Common Stock and, 1,035,500 shares were registered for the account of stockholders of the Company. The Company did not receive any of the proceeds from the sale of the selling stockholders' shares.

     The shares of Common Stock sold in the IPO were offered for sale in the United States by a syndicate of underwriters represented by Adams, Harkness & Hill, Inc., NationsBanc Montgomery Securities LLC and Piper Jaffray Inc.

     The Company registered an aggregate of 4,531,000 shares of Common Stock (including 591,000 shares issued upon the exercise of the underwriters' overallotment option) for sale in the IPO at a per share price of $15.00, for an aggregate offering price of $67,965,000. Of such shares, 3,495,500 were registered for the Company's account. As stated above, all of such shares were sold shortly after the commencement of the offering.

The Company incurred the following expenses in connection with the IPO (in millions):

Underwriting discounts and commissions..............................  $    3.7
Other expenses......................................................       1.0*
                                                                      ---------
Total expenses.....................................................   $    4.7

*Estimated

     After deducting the expenses set forth above, the Company received approximately $47.7 million in net proceeds of the IPO. The Company used $8.375 million of the proceeds to repay the borrowings under the Company's then existing senior credit facility with Wells Fargo Bank and $6.0 million of the net proceeds to redeem outstanding shares of Redeemable Preferred Stock held by investment funds associated with TA Associates, Inc. P. Andrews McLane, a director of the Company, is a Senior Managing Director of TA Associates, Inc. Mr. McLane disclaims beneficial ownership of all such shares of Redeemable Preferred Stock and proceeds of such redemption other than with respect to $10,237.78, in which he holds a pecuniary interest.

Item 4.   Submission of Matters to a Vote of Security Holders

     (a) The stockholders of the Company voted by written consent in lieu of a special meeting effective June 19, 1998 (the "Written Consent").

     (b) As described in paragraph (c) below, on June 19, 1998 the Company's stockholders approved the Second Amended and Restated Certificate of Incorporation including designation of the Company's current directors, Elliott Balbert, Dennis R. Jolicoeur, P. Andrews McLane, David Laufer and Norman Kahn, under a classified board arrangement.

     (c) Pursuant to the Written Consent, the Company's stockholders approved the Second Amended and Restated Certificate of Incorporation and a Restated Certificate of Incorporation, approved amendments to the Company's 1996 Stock Option and Grant Plan (the "1996 Plan") and approved the Company's 1998 Employee Stock Purchase Plan (the "ESPP"). The votes for these proposals were as follows (all Common Stock numbers give effect to the one hundred-for-one stock split described in item 2(a)):


                                                                                                            Abstentions/
                                                                                                            Broker
                                    Class           Outstanding              For       Against   Withheld    Non Votes
                                    -----           -----------              ---       -------   --------    ---------
1. Approval of second Amended    Common:             9,800,000           9,800,000       0          0           0
   and Restated Certificate of
   Incorporation/                Convertible
   Restated Certificate of        Preferred:            27,000              27,000       0          0           0
   Incorporation

2. Amendments to                 Common:             9,800,000           9,800,000       0          0           0
   1996 Plan and
   approval of ESPP             Convertible
                                  Preferred:            27,000              27,000       0          0           0





By adopting the Second Amended and Restated Certificate of Incorporation, the stockholders approved the classification of the current Board of Directors as follows:

     Class I - Term Expires at Annual Meeting of Stockholders held in 1999:

          Dennis R. Jolicoeur
          Norman Kahn


     Class II - Term Expires at Annual Meeting of Stockholders held in 2000:

          David Laufer
          P. Andrews McLane


     Class III - Term Expires at Annual Meeting of Stockholders held in 2001:

          Elliott Balbert

Each Director received the same number of votes in connection with the foregoing.

     The above described Second Amended and Restated Certificate of Incorporation (the "Certificate") became effective in connection with the IPO and, among other things; (i) provides for the classification of directors as described above; (ii) increases the number of shares of Common Stock authorized to 50,000,000 and authorizes 2,000,000 shares of undesignated preferred stock; (iii) prohibits action by stockholders by written consent; and (iv) provides that amendments to the Certificate relating to the establishment of the Board of Directors and amendments to the Certificate shall require 80% of the total votes eligible to be cast.

     (d)  Not applicable


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     27.1 Financial Data Schedule

(b)  REPORTS ON FORM 8-K:

     No reports have been filed on Form 8-K since the filing of the Company's Prospectus.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          NATROL, INC.




Date: 09/01/98                By:  /s/ Elliott Balbert
                              Chairman, President and Chief Executive Officer



Date: 09/01/98                By:  /s/ Dennis R. Jolicoeur
                              Chief Financial Officer and Executive
                              Vice President