Form 10-Q
period 1998-09-30
NATROL INC
filed 1998-11-13
CIK 1025573

------------------------------------------------------------------------------
------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     ------------


                                      FORM 10-Q
     (Mark one)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                                                       OR

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

YES   X     NO
    -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


            Class                    Outstanding as of September 30,1998
            -----                    -----------------------------------
     Common stock, $0.01 par value                            13,295,500

                                        PART 1
                                FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                                     NATROL, INC.
                             CONSOLIDATED BALANCE SHEETS

                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)







                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    1998              1997
                                                                                ------------------------------
                                                                                 (Unaudited)
 ASSETS
 Current assets:
  Cash and cash equivalents ...................................................   $ 32,101          $  1,800
  Accounts receivable, net of allowances of
   $304 and $262 at September 30, 1998 and December
   31, 1997 ...................................................................     13,136             5,397
  Inventories .................................................................     11,839             6,934
  Deferred taxes ..............................................................        554               554
  Prepaid expenses and other current assets ...................................        393               341
                                                                                  --------------------------
 Total current assets .........................................................     58,023            15,026

 Equipment and leasehold improvements:
  Furniture and office equipment ..............................................      1,190               871
  Machinery and equipment .....................................................      3,297             2,804
  Leasehold improvements ......................................................      1,860             1,876
                                                                                  --------------------------
                                                                                     6,347             5,551
 Accumulated depreciation and amortization ....................................     (1,496)             (923)
                                                                                  --------------------------
                                                                                     4,851             4,628
 Other assets:
  Goodwill ....................................................................      8,719               --
  Deposits ....................................................................         43                43
  Trademarks and patents, net .................................................         16                19
                                                                                  --------------------------
                                                                                     8,778                62
                                                                                  --------------------------
 Total assets .................................................................   $ 71,652          $ 19,716
                                                                                  --------------------------
                                                                                  --------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable ............................................................   $  8,844          $  3,867
  Accrued expenses ............................................................      3,526               899
  Accrued payroll and related liabilities .....................................      1,049               414
  Income taxes payable ........................................................        780               422
  Current portion of long-term debt ...........................................         --               999
                                                                                  --------------------------
 Total current liabilities ....................................................     14,199             6,601



Deferred income taxes, noncurrent .............................................         73                73
Long-term debt, less current portion ..........................................         --             2,606
Convertible participating preferred stock, $0.01 par value per share, 27,000 shares authorized, -0- and 27,000 shares issued and outstanding as of
  September 30, 1998 and December 31, 1997;
  liquidation preference of $12,000,000 .......................................         --            12,000

Stockholders' equity (deficit):
  Common stock, par value of $.01 per share:
    Authorized shares - 50,000,000
    Issued and outstanding shares - 13,295,500  ...............................        133                71
Additional paid-in capital ....................................................     60,172               560
Retained earnings (deficit) ...................................................     (2,362)           (1,632)
                                                                                  --------------------------
                                                                                    57,943            (1,001)
 Receivable from stockholder ..................................................       (563)             (563)
                                                                                  --------------------------
 Total stockholders' equity (deficit) .........................................     57,380            (1,564)
                                                                                  --------------------------
 Total liabilities and stockholders' equity ...................................   $ 71,652          $ 19,716
                                                                                  --------------------------
                                                                                  --------------------------
                              See accompanying notes.


                                     NATROL, INC.
                               CONSOLIDATED STATEMENTS OF INCOME

                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                                      1998           1997          1998           1997
                                                                 ---------------------------------------------------------
                                                                          (UNAUDITED)                  (UNAUDITED)
Net sales ....................................................   $     19,501    $    11,392   $     48,907    $    29,492
Cost of goods sold ...........................................          9,327          5,368         23,581         13,658
                                                                 ---------------------------------------------------------
   Gross profit ..............................................         10,174          6,024         25,326         15,834
                                                                 ---------------------------------------------------------
Selling and marketing expenses ...............................          4,591          2,670         12,322          8,485
General and administrative expenses ..........................          1,732          1,067          4,234          3,168
                                                                 ---------------------------------------------------------
   Total operating expenses ..................................          6,323          3,737         16,556         11,653
                                                                 ---------------------------------------------------------
Operating income .............................................          3,851          2,287          8,770          4,181
Interest income ..............................................           (238)            --           (281)            --
Interest expense .............................................             32             74            407            149
                                                                 ---------------------------------------------------------
Income before income tax provision ...........................          4,057          2,213          8,644          4,032
Income tax provision .........................................          1,540            889          3,374          1,620
                                                                 ---------------------------------------------------------
Net income ...................................................   $      2,517    $     1,324   $      5,270    $     2,412
                                                                 ---------------------------------------------------------
Basic earnings per share .....................................   $       0.21    $      0.19   $       0.61    $      0.34
                                                                 ---------------------------------------------------------
Diluted earnings per share ...................................   $       0.20    $      0.13   $       0.47    $      0.23
                                                                 ---------------------------------------------------------
Weighted average shares
      outstanding - Basic ....................................     11,842,446      7,100,000      8,694,945      7,100,000
                                                                 ---------------------------------------------------------
Weighted average shares
      outstanding - Diluted ..................................     12,904,382     10,272,859     11,311,938     10,272,859
                                                                 ---------------------------------------------------------


                            See accompanying notes

                                     NATROL, INC.
                PRO-FORMA UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                  (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)





                                                         NATROL, INC.      PURE-GAR L.P.                       NINE MONTHS
                                                         NINE MONTHS        NINE MONTHS                          ENDED
                                                            ENDED              ENDED                          SEPTEMBER 30,
                                                        SEPTEMBER 30,      SEPTEMBER 30,    BUSINESS              1998
                                                            1998               1998        COMBINATION          PRO-FORMA
                                                           ACTUAL             ACTUAL       ADJUSTMENTS           COMBINED
                                                        ------------------------------------------------------------------
Net sales                                               $   40,739            $8,168                          $   48,907
Cost of goods sold                                          19,821             3,760                              23,581
                                                        ----------------------------                          ----------
   Gross Profit                                             20,918             4,408                              25,326
                                                        ----------------------------                          ----------
Selling and marketing expense                               10,715             1,607                              12,322
General and administrative expenses                          3,411               823         100 (1)               4,334
                                                        ----------------------------                          ----------
Total operating expense                                     14,126             2,430                              16,656
                                                        ----------------------------                          ----------
Operating income                                             6,792             1,978                               8,670
Interest income                                               (281)               --                                (281)
Interest expense                                               306               101         136 (2)                 543
                                                        ----------------------------                          ----------
Income before provision for income
    taxes                                                    6,767             1,877                               8,408
Income tax provision                                         3,374                --         (93)(3)               3,281
                                                        ----------------------------                          ----------
Net income                                              $    3,393            $1,877                          $    5,127
                                                        ----------------------------                          ----------

Basic earnings per share                                $     0.24                                            $     0.59
                                                        ----------------------------                          ----------
                                                        ----------------------------                          ----------
Diluted earnings per share                              $     0.16                                            $     0.45
                                                        ----------------------------                          ----------
                                                        ----------------------------                          ----------
Weighted average shares
    Outstanding - basic                                  8,694,945                                             8,694,945
                                                        ----------------------------                          ----------
                                                        ----------------------------                          ----------
Weighted average shares
    Outstanding - diluted                               11,311,938                                            11,311,938
                                                        ----------------------------                          ----------
                                                        ----------------------------                          --------------

------------------------------
(1) Gives effect to the amortization of goodwill of $450,000, as if the acquisition of the Pure-Gar L.P. business (the "Pure-Gar Acquisition") had taken place on January 1, 1998, net of recorded goodwill amortization of $350,000.

(2) Gives effect to pro forma interest expense of $289,000 offset by actual interest expense of $160,000, as if the debt incurred in the Pure-Gar Acquisition was incurred on January 1, 1998. Pro forma interest expense is based on a term note (8.5% interest rate) and line of credit (8.5% to 7.69%) interest rate with principal balances of $8.9 million and $5.5 million, respectively.

(3) Gives effect to taxes for adjustments described in footnotes 1 and 2, such that the pro forma income tax provision is at the statutory rate for the period presented.

                                    NATROL, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (IN THOUSANDS OF DOLLARS)

                                                  NINE MONTHS ENDED     SEPTEMBER 30,
                                                        1998                1997
                                                  -----------------------------------

OPERATING ACTIVITIES
Net income                                            $  5,270           $  2,411
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                           576                124
   Amortization of goodwill                                350                 --
   Provision for bad debts                                  41                 (4)
   Changes in operating assets and liabilities:
     Accounts receivable                                (5,720)            (2,557)
     Inventories                                        (3,182)              (964)
     Prepaid expenses and other assets                     (51)                10
     Income taxes receivable/payable                       359                149
     Accounts payable                                    3,079               (477)
     Accrued expenses                                    2,626                548
     Accrued payroll and other related liabilities         635                 91
                                                      ---------------------------
Net cash provided by (used in) operating activities      3,983               (669)

INVESTING ACTIVITIES
Assets purchased, net of liabilities assumed
   in connection with Pure-Gar Acquisition             (11,104)                --
Purchases of equipment and leasehold improvements         (647)            (2,743)
                                                      ---------------------------
Net cash used in investing activities                  (11,751)            (2,743)

FINANCING ACTIVITIES
Borrowings under line of credit agreement                    -                350
Proceeds from long-term debt                             9,000              3,500
Repayments on long-term debt                           (12,605)              (253)
Stock dividends paid                                        --               (400)
Proceeds from initial public stock offering, net        47,674                 --
Redemption of preferred stock                           (6,000)                --
                                                      ---------------------------
Net cash provided by financing activities               38,069              3,197
                                                      ---------------------------
Net increase (decrease) in cash and cash equivalents    30,301               (215)
Cash and cash equivalents, beginning of period           1,800                285
                                                      ---------------------------
Cash and cash equivalents, end of period              $ 32,101           $     70
                                                      ---------------------------
                                                      ---------------------------
Supplemental disclosures of cash flows information:
   Cash paid during the year for:
     Interest                                         $    407           $    151
     Income Taxes                                     $  3,015           $  1,555

                            See accompanying notes

                                    NATROL, INC.
                NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

            (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the consolidated financial position of Natrol, Inc. and its subsidiary (collectively, the "Company" or "Natrol") as of September 30, 1998, and the results of its operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Natrol's December 31, 1997 audited consolidated financial statements included in the Company's prospectus dated July 22, 1998 as filed with the Securities and Exchange Commission (file No. 333-52109).

2. INVENTORIES

Inventories consist of the following:


                                                 SEPTEMBER 30,  DECEMBER 31,
                                                     1998          1997
                                                 ---------------------------
          Raw material and packaging supplies      $ 8,998        $3,838
          Finished goods                             2,841         3,096
                                                   ---------------------
                                                   $11,939        $6,934
                                                   ---------------------
                                                   ---------------------

3. COMPREHENSIVE INCOME

In September 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). This statement establishes standards for reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other non-owner changes in equity such as unrealized gains on available-for-sale securities that are not included in net income. This statement requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings in the equity section of the balance sheet. While SFAS No. 130 is effective for financial statements issued for the periods beginning after December 15, 1997, and therefore was adopted in the year ended December 31, 1998, there were no items of comprehensive income and no impact on the Company's results of operations or related disclosures for the three or nine months ended September 30, 1998.

4. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128 "Earnings per share". Basic earnings per common share were calculated based upon the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share were calculated based upon the weighted number of common shares outstanding and included the equivalent shares for dilutive options outstanding during the respective periods.

The weighted average common shares outstanding for the computation of basic earnings per share for the three and nine months ended September 30, 1998 were 11,842,446 and 8,694,945 respectively. Additionally, 1,061,936 and 2,616,993 of equivalent common shares were included for the three and nine months ended September 30, 1998, respectively, for the diluted calculation.

5. STOCKHOLDERS' EQUITY

STOCK OPTIONS

SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Please refer to Natrol's prospectus dated July 22, 1998 with the Securities and Exchange Commission for detail on the Company's Amended and Restated 1996 Stock Option and Grant Plan ("the Stock Option Plan") and the related disclosures. During the three months ended September 30, 1998, no stock options were granted. See "Subsequent Events" for stock options granted after September 30, 1998.

6. INITIAL PUBLIC OFFERING

On July 27, 1998, the Company completed its initial public offering ("IPO") of 3,940,000 shares of its common stock priced at $15.00 per share. Of the total shares offered, 3.2 million shares were sold by the Company. The Company sold an additional 295,500 shares of common stock on August 6, 1998, pursuant to the underwriters' exercise of the overallotment option granted in the IPO. The net proceeds to the Company were $48.8 million (less $1 million of expenses due to the offering) including the shares sold pursuant to the underwriters' exercise of the overallotment option. Of the net proceeds to the Company, $8.375 million was used to pay off all long-term debt, including accrued and unpaid interest. As more fully described in Natrol's prospectus dated July 22, 1998, the total of 27,000 shares of convertible participating preferred stock purchased by certain investors in September 1996 were converted into 2,700,000 shares of Common Stock of the Company and shares of redeemable preferred stock which were immediately redeemed for a total of $6.0 million. The redemption price of the redeemable preferred stock was funded from the proceeds of the IPO.

7. SUBSEQUENT EVENTS

Acquisition.

On October 1, 1998, the Company completed the acquisition of certain of the assets of the Laci Le Beau Tea Company of Fresno, Ca. which consists of Laci Le Beau, Inc., a California corporation as well as certain related companies ("Laci Le Beau"). The total purchase price for the acquisition was $7.5 million in cash. Laci Le Beau is a formulator, packager and distributor of specialty teas sold through the health channel of distribution as well as in food stores, drug stores and mass market merchandisers. These channels of distribution are essentially the same as the Company's channels of distribution. During the 12 months prior to the acquisition date, Laci Le Beau's revenues were approximately $7.2 million. Under the terms of the acquisition agreement, the Company acquired no accounts receivable, nor did it assume any liabilities of Laci Le Beau. The acquisition is being accounted for using the purchase method, and, accordingly, the assets acquired are recorded at their estimated fair values. The excess of the cost of the acquisition over the fair value of the assets purchased amounts to approximately $5 million and will be amortized over 15 years.

Stock Option Grants

On October 26, 1998 incentive based stock options for 125,000 shares of common stock were granted to key employees at an exercise price of $11.25 per share, the closing price of the stock on that day. The shares vest over a four year period and were granted pursuant to provisions of the Company's Stock Option Plan. Please refer to Natrol's prospectus dated July 22, 1998 with the Securities and Exchange Commission for a description of the Stock Option Plan.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Information contained or incorporated by reference in this periodic report on Form 10-Q and in other SEC filings by the Company contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof, other variations thereon, or comparable terminology, or by discussions of strategy. The Company's actual results could differ materially from those discussed herein. Important risk factors that could cause or contribute to such differences include (i) the effect of unfavorable publicity regarding the Company's products or the dietary supplements industry generally, (ii) the Company's inability to successfully introduce and market new products, (iii) the risk of increased governmental regulations of the Company's products, (iv) the risk of exposure to product liability claims in the event the use of the Company's products results in injury and
(v) the loss of a significant number of the Company's major customers as well as those factors discussed in the Company's Prospectus, dated July 22, 1998, filed with the Securities Exchange Commission.

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE RESPONSE TO PART I,
ITEM 1 OF THIS REPORT.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

NET SALES. Sales are recognized at the time product is shipped. Net sales are net of discounts, allowances, and estimated returns and credits. Net sales increased 71.2%, or $8.1 million, to $19.5 million for the three months ended September 30, 1998 from $11.4 million for the three months ended September, 1997. Of the $8.1 million increase in net sales, $2.5 million, or 30.9%, was attributable to net sales of Pure-Gar L.P., acquired in late February 1998 (the "Pure-Gar Acquisition"), with the remainder due to increases in net sales of the Company's other dietary supplement products. A combination of new product introductions, increased sales of existing products and increased penetration in the mass market and health food channels of distribution contributed to the Company's net sales growth during the three month period ended September 30, 1998.

GROSS PROFIT. Gross profit increased 68.9%, or $4.2 million, to $10.2 million for the three months ended September 30, 1998 from $6.0 million for the three months ended September 30, 1997. Gross margin decreased to 52.2% for the three months ended September 30, 1998 from 52.9% for the three months ended September 30, 1997. The decline was primarily due to a shift in product mix and discounts related to promotional activity.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased 71.9%, or $1.9 million to $4.6 million for the three months ended September 30, 1998 from $2.7 million for the three months ended September 30, 1997. The increase was primarily due to additional advertising as well as promotional and payroll expenses to support increased net sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization. General and administrative expenses increased 62.3%, or $665,000, to $1.7 million for the three months ended September 30, 1998 from $1.1 million for the three months ended September 30, 1997. This increase was primarily attributable to building the infrastructure to support and manage the Company's growth, as well as $150,000 of amortization of goodwill associated with the Pure-Gar Acquisition.

INTEREST EXPENSE. Interest expense decreased $42,000 to $32,000 for the three months ended September 30, 1998 from $74,000 for the three months ended September 30, 1997. The decrease was a result of the Company's use of cash generated from the Company's IPO concluded on July 27, 1998 to eliminate all outstanding indebtedness relating to capital expenditures and to the financing of the Pure-Gar Acquisition. See "--Liquidity and Capital Resources."

INTEREST INCOME. Interest income for the three months ended September 30, 1998 amounted to $238,000. There was no interest income earned for the three months ended September 30, 1997. Interest income was earned on funds received in connection with the Company's IPO which are maintained in the Company's cash management accounts.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

NET SALES. Net sales increased 65.8%, or $19.4 million, to $48.9 million for the nine months ended September 30, 1998 from $29.5 million for the nine months ended September 30, 1997. Of the $19.4 million increase, $6.3 million, or 32.5%, was attributable to net sales of Pure-Gar, acquired in late February 1998. The remainder of the increase in net sales resulted from increases in net sales of the Company's other dietary supplement products. A combination of new product introductions, increased sales of existing products and increased penetration in the mass market and health food channels of distribution contributed to the Company's net sales growth during the nine-month period ending September 30, 1998.

GROSS PROFIT. Gross profit increased 60.1%, or $9.5 million, to $25.3 million for the nine months ended September 30, 1998 from $15.8 million for the nine months ended September 30, 1997. Gross margin decreased to 51.7% for the nine months ended September 30, 1998 from 53.6% for the nine months ended September 30, 1997. The decline was primarily due to a shift in product mix. Based on its current product mix the Company expects that gross margins over the near term will be generally consistent with the gross margins for the nine months ended September 30, 1998.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 45.2%, or $3.8 million, to $12.3 million for the nine months ended September 30, 1998 from $8.5 million for the nine months ended September 30, 1997. The increase was primarily due to additional advertising, promotional and payroll expenses to support increased net sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 33.6%, or $1.1 million to $4.2 million for the nine months ended September 30, 1998 from $3.2 million for the nine months ended September 30, 1997. This increase was primarily attributable to building the infrastructure to support and manage the Company's growth, as well as $350,000 of amortization of goodwill associated with the Pure-Gar Acquisition.

INTEREST EXPENSE. Interest expense increased $258,000 to $407,000 for the nine months ended September 30, 1998 from $149,000 for the nine months ended September 30, 1997. The increase was a result of increased outstanding indebtedness relating to the financing of the Pure-Gar Acquisition and capital expenditures. The Company used a portion of the cash generated from the its IPO to eliminate all outstanding indebtedness relating to capital expenditures and to the financing of the Pure-Gar Acquisition.
See "--Liquidity and Capital Resources."

INTEREST INCOME. Interest income for the nine months ended September 30, 1998 amounted to $281,000. There was no interest income earned for the nine months ended September 30, 1997. Interest income was primarily earned on funds received in connection with the Company's IPO which are maintained in the Company's cash management accounts.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations and capital requirements primarily through funds from operations and, to a lesser extent, borrowings. At September 30, 1998, the Company had working capital of $43.8 million, as compared to $8.4 million in working capital at December 31, 1997. The increase was primarily due to cash raised from the Company's IPO.

         On July 27, 1998, the Company completed its initial public offering ("IPO") of 3,940,000 shares of its common stock priced at $15.00 per share. Of the total shares offered, 3.2 million shares were sold by the Company. The Company sold an additional 295,500 shares of common stock on August 6, 1998, pursuant to the underwriters' exercise of the overallotment option granted in the IPO. The net proceeds to the Company from the IPO were $48.8 million including the shares sold pursuant to the underwriters' exercise of the overallotment option. Of the net proceeds to the Company, $8.375 million was used to pay off all long-term debt, including accrued and unpaid interest. As more fully described in Natrol's prospectus dated July 22, 1998, all of the 27,000 shares of convertible participating preferred stock purchased by certain investors in September, 1996 were converted into 2,700,000 shares of Common Stock of the Company and shares of redeemable preferred stock, which were immediately redeemed for a total of $6.0 million. The redemption price of the redeemable preferred stock was funded from the proceeds of the IPO.

         Net cash provided by operating activities was $3.9 million for the nine months ended September 30, 1998 as compared to $669,000 of net cash used during the nine months ended September 30, 1997. The increase in net cash provided by operating activities in 1998 compared to 1997 was primarily due to an increase in net income and reflects higher levels of accounts payable, accrued expenses, depreciation and amortization of goodwill which were partially offset by increases in trade receivables and inventory balances.

         Inventory levels grew during the nine months ending September 30, 1998 due to an increase in inventory levels necessary to support the Company's higher volume of business as well as the stocking of certain raw materials that are in short supply, including in particular, kava root.

     Net cash used in investing activities was $11.7 million for the nine months ended September 30, 1998 and $2.7 million during the nine months ended September 30, 1997. Of the net cash used in investing activities in the nine months ended September 30, 1998, the Company used $11.1 million to consummate the Pure-Gar Acquisition and invested $647,000 in property and equipment. Substantially all net cash used in investing activities in 1997 constituted capital expenditures made in connection with the build-out of the Company's manufacturing facility/headquarters which the Company occupied at the end of March, 1997.

     Net cash provided by financing activities was $38.1 million for the nine months ended September 30, 1998 and $3.1 million during the nine months ended

September 30, 1997. Net cash provided by financing activities in the nine months ended September 30, 1998 consisted of net proceeds of $47.7 million from the Company's IPO which was completed on July 27, 1998 as well as $9 million of borrowings to finance the Pure-Gar Acquisition in late February, 1998. This inflow of funds was offset by the repayment $4.2 million of debt prior to the IPO as well as the repayment of all of the Company's outstanding debt of $8.375 million, and the redemption of $6.0 million of redeemable preferred stock as described above using the proceeds of the IPO.

         Net cash provided by financing activities in 1997 was comprised of net borrowings of $3.6 million to finance capital expenditures made in connection with the build-out and equipping of the Company's manufacturing facility, which was partially offset by $400,000 used to pay dividends to stockholders declared in 1996.

     As of September 30, 1998, the Company had no outstanding debt. All outstanding borrowings were repaid on July 27, 1998 from proceeds received from the IPO and the outstanding revolving line of credit was terminated.

     The Company completed the acquisition of certain assets of Laci Le Beau, Inc. and certain related entities on October 1, 1998 for $7.5 million in cash. This cash investment is not reflected in the September 30, 1998 balance (see "Financial Information - Subsequent Events").

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

IMPACT OF INFLATION

     Generally, inflation has not had a material impact on the Company's historical operations or profitability.

YEAR 2000 READINESS DISCLOSURE

         The statements in the following section include "Year 200 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

         Many existing computer programs and databases use two digits to identify a year in the date field (i.e., 98 would represent 1998). These programs and databases were designed and developed without considering the impact of the upcoming millennium. If not corrected, many computer systems could fail or create erroneous results relating to the year 2000. If the Company, its significant customers, or suppliers fail to make necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on Company operations. However, the impact cannot be quantified at this time. The Company believes that its competitors face a similar risk.

         The Company has developed plans to address the possible exposures related to the impact on its computer systems of the year 2000 issue. Key financial, information and operational systems, including equipment with embedded microprocessors, have been or are currently being inventoried and assessed, and detailed plans have been or are currently being developed for the required systems modifications or replacements. Progress against these plans is monitored and reported to management on a regular basis. Implementation of required changes to critical systems is expected to be completed during fiscal 1999. The Company is also focusing on major customers and suppliers to assess their compliance. The Company has received assurances from customers that such customers expect to be Year 2000 compliant and is seeking such assurances from its other material customers and suppliers. Nevertheless, there can be no assurance that there will not be a material adverse effect on the Company if third party governmental or business entities do not convert or replace their systems in a timely manner and in a way that is compatible with the Company's systems. In the event a material customer or supplier is not Year 2000 compliant, the Company's business, financial condition and results of operations could be materially and adversely affected.

         The costs incurred to date related to these programs have not been material and the Company does not expect its future costs related to these programs to be material. Such costs have been and will continue to be funded through operating cash flows. The Company presently believes that the total cost of achieving year 2000 compliant systems is not expected to be material to its financial condition, liquidity, or results of operations.

         Time and cost estimates are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel; the ability to locate and correct all relevant computer code and systems; and remediation success of the Company's customers and suppliers.

         The preceding "Year 2000 Readiness Disclosure" contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Section 27A Securities Act of 1933. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure", the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the modification and testing phases of its Year 2000 project plan as well as its Year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

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


     (b) The Company completed the IPO of its Common Stock in July 1998. The IPO was effected pursuant to a Registration Statement on Form S-1, originally filed with the Commission on May 8, 1998, as amended (Commission File No. 333-52109), which registration statement became effective on July 21, 1998. The IPO commenced on July 22, 1998 and terminated shortly thereafter after the sale into the public market of all of the registered shares of Common Stock and, 1,035,500 shares were registered for the account of stockholders of the Company. The Company did not receive any of the proceeds from the sale of the selling stockholders' shares.

     The shares of Common Stock sold in the IPO were offered for sale by a syndicate of underwriters represented by Adams, Harkness & Hill, Inc., NationsBanc Montgomery Securities LLC and Piper Jaffray Inc.

     The Company registered an aggregate of 4,531,000 shares of Common Stock (including 591,000 shares issued upon the exercise of the underwriters' overallotment option) for sale in the IPO at a per share price of $15.00, for an aggregate offering price of $67,965,000. Of such shares, 3,495,500 were sold for the Company's account. As stated above, all of such shares were sold shortly after the commencement of the offering.

The Company incurred the following expenses in connection with the IPO (in millions):


Underwriting discounts and commissions..............................  $3.7
Other expenses......................................................   1.0
                                                                      ----
Total expenses.....................................................   $4.7



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

         The Company has invested the remaining proceeds in short-term investments pending use thereof.

Item 4.   Submission of Matters to a Vote of Security Holders

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     27.1 Financial Data Schedule

(b)  REPORTS ON FORM 8-K:

No Form 8-K was filed by the Company during the three month period ended September 30, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          NATROL, INC.




Date: 11/01/98                By: /s/ Elliott Balbert
                              Chairman, President and Chief Executive Officer



Date: 11/01/98                By: /s/ Dennis R. Jolicoeur
                              Chief Financial Officer and Executive
                              Vice President