Form 10-K
period 1998-12-31
NATROL INC
filed 1999-03-31
CIK 1025573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-K

                      FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 AND 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(Mark One)
/X/       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____ TO ______

                           COMMISSION FILE NO: 000-24567
                                     ---------

                                  NATROL, INC.

             (Exact name of registrant as specified in its charter)

       DELAWARE                                    95-3560780
------------------------               ------------------------------------
(State of Incorporation)               (I.R.S. Employer Identification No.)

                                21411 PRAIRIE STREET
                            CHATSWORTH, CALIFORNIA 91311
                      ----------------------------------------
                      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                   (818) 739-6000
                ----------------------------------------------------
                (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                     ---------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:
  Common Stock, par value $.01 per share

                                     ---------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates of the registrant on March 24, 1999 was approximately $27.8 million based upon the closing price per share of the registrant's Common Stock as reported on the Nasdaq National Market on such date. Calculations of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 10% or more of the outstanding Common Stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 1999, the registrant has 13,301,990 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders on Form 10-K are incorporated by reference into Part III of this report.

                                 NATROL, INC.

                        1998 ANNUAL REPORT ON Form 10-K

                               TABLE OF CONTENTS


                                                                                 Page
                                                                                 ----
PART I

Item 1. Business................................................................    4

Item 2. Properties..............................................................   33

Item 3. Legal Matters...........................................................   34

Item 4. Submission of Matters to a Vote of the Securities Holders...............   34


PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.   35

Item 6.   Selected Consolidated Financial Data..................................   37

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................   38

Item 7A.  Quantitative and Qualatative Disclosures About Market Risk............   49

Item 8.   Financial Statements and Supplementary Data...........................   49

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure..................................................   49

PART III  ......................................................................   50

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......   50


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward looking statements." The Company is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward looking statements. Examples of forward looking statements include, but are not limited to, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof, other variations thereon, or comparable terminology, or by discussions of strategy.

The Company's ability to predict results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in other past reports, including but not limited to, the Company's Prospectus dated July 22, 1998 filed with the Securities and Exchange Commission.

Factors that could cause or contribute to the Company's actual results differing materially from those discussed herein or for the Company's stock price to be affected adversely include, but are not limited to: - (i) industry trends, including a potential general downturn or slowing of the growth of the dietary supplement industry, (ii) increased competition from current competitors and new market entrants, (iii) adverse publicity regarding the dietary supplement industry or the Company's products, (iv) the Company's dependence upon its ability to develop new products, (v) government regulation, (vi) exposure to product liability claims,(vii) dependence on significant customers, (viii) the Company's ability to keep and attract key management employees, (ix) the Company's inability to manage growth and execute its business plan, (x) the Company's ability to consummate future acquisitions and its ability to integrate acquired businesses and to retain key personnel associated with any acquisition, (xi) the absence of clinical trials for many of the Company's products, (xii) the Company's inability to obtain raw materials that are in short supply, (xiii) sales and earnings volatility, (xiv) the Company's ability to manufacture its products efficiently, (xv) the Company's reliance on independent brokers to sell its products, (xvi) the inability of the Company to protect its intellectual property, (xvii) control by principal shareholders, (xviii) the possible sale of large amounts of stock by controlling shareholders, (xiv) volatility in the stock markets, (xx) a failure of the Company to properly address the year 2000 issue and (xxi) a general downturn in the national economy as a whole. These and other such factors are discussed in more detail under the caption "Risk Factors" and elsewhere in this report.

PART I

ITEM 1. BUSINESS

The Company's executive offices are located at 21411 Prairie Street, Chatsworth, California 91311 and its telephone number is 818-739-6000. Unless the context otherwise requires the terms the "Company" and "Natrol" refer to Natrol, Inc. and, as applicable, its direct and indirect subsidiaries.

GENERAL

Natrol manufactures and markets branded, high-quality dietary supplements. These supplements include vitamins, minerals, hormonal supplements, herbal products, and specialty combination formulas that contribute to an individual's mental or physical well being. The Company sells its products, primarily under the Natrol brand name, through multiple distribution channels throughout the United States. These channels include domestic health food stores and mass market drug, retail, and grocery store chains. The Company also sells its products through independent catalogs, internet shopping sites, and, to a limited degree, within select foreign countries. The Company's strategy emphasizes building strong recognition of the Natrol brand across multiple distribution channels through a widespread multi-media marketing and advertising strategy.

Since its inception, the Company has emphasized the ongoing development and marketing of new products in order to capitalize on and create market opportunities. As a part of its product development efforts, the Company introduced 34 new products in 1997 and approximately 70 new items in 1998. Today, the Natrol brand product line includes approximately 190 items which are packaged in various sizes (e.g., 30 count, 60 count, etc.), strengths (e.g., 50 mg, 100 mg, etc.) and combinations (e.g., multiple vitamins with or without iron). These sizes, strengths and combinations create approximately 500 stockkeeping units (SKUs).

RECENT ACQUISITIONS

In February 1998, the Company acquired Pure-Gar, L.P., ("Pure-Gar") then a wholly owned subsidiary of Basic

Vegetable Products, L.P., ("BVP"). Pure-Gar mainly sells nutraceutical grade vegetable powders and ingredients to manufacturers of nutritional supplements of which garlic represents approximately 90% of such sales. At the time of the acquisition, Pure-Gar also sold garlic supplements to consumers in health store and mass-market outlets under two proprietary labels. These brands have since been replaced with the Natrol brand "Garlipure." Since acquiring the Pure-Gar ingredient business, the Company has expanded the base of products sold to include Kava Kava and the Company is seeking to expand the number of ingredients it can offer its customers.

In October 1998, the Company broadened its product line by acquiring the tea business and certain related assets of the Laci Le Beau Corporation and other affiliated entities ("Laci Le Beau"). Laci Le Beau manufactures and distributes approximately 20 herbal teas under the Laci Le Beau brand name.

The Company's strategy has been to aggressively promote the Natrol brand name through as many channels of distribution as possible. The Company expects to utilize this strategy on the promotion of the Laci Le Beau tea line. Laci Le Beau had previously been selling its teas to both mass market and health food accounts on a more limited basis due to the relatively small size of its sales force. Natrol expects to broaden the Laci Le Beau selling effort by capitalizing upon the Natrol team of sales people, managers, brand managers, and brokers.

SALES

BRANDED PRODUCTS

The Company distributes its branded products primarily to domestic health food stores and mass market drug, retail and food stores. Although the Company sells the same Natrol or Laci Le Beau products to both the health food and mass market channels of distribution, it has built different sales organizations to meet the differing requirements of each channel of trade.

The health food channel of distribution accounted for approximately 31% of the Company's revenues for the year ended December 31, 1998. The Company sells its branded Natrol and Laci Le Beau products to health food stores through leading national distributors, including UNITED NATURAL FOODS and TREE OF LIFE, as well as directly to GNC (General Nutrition Company). Natrol products are sold by health food store chains such as WILD OATS MARKETS, WHOLE FOODS MARKET,

HI-HEALTH, VITAMIN COTTAGE, FRED MEYER NUTRITION CENTERS and VITAMIN SHOPPES, as well as most independent health food stores.

A majority of these outlets buy their product from distributors rather than directly from Natrol. The Company maintains a sales staff of more than 20 representatives across the country who are managed by regional supervisors and a national health food sales manager who reports to the Company's Vice President of Sales. These sales representatives call on individual store owners and distributors promoting the Natrol and Laci Le Beau lines.

The mass market distribution channel, which accounted for approximately 54% of the Company's revenues for the year ended December 31, 1998, is managed by the Company's Vice President of Sales and regional managers who work with a network of independent brokers. The Company's employees service certain of its larger mass market accounts directly while independent brokers service others in conjunction with the Company's management. The Company sells its products to mass market merchandisers either directly or through distributors of vitamins, minerals and other supplement products such as BERGEN BRUNSWICK, MCKESSON and CARDINAL. Some of the Company's major mass market retail customers are WALGREENS, CVS, AMERICAN DRUG STORES, RITE AID, LONG'S DRUG, DRUG EMPORIUM, ECKERD, SNYDERS, BROOKS DRUG, WAL-MART, KMART, TARGET, SHOPKO and BJ'S WHOLESALE CLUB. The Company also sells its products in grocery stores and supermarkets, including DOMINICK'S, RALPHS, VON'S, SCHNUCKS, CUB FOODS, FOOD FOR LESS and WEGMANS.

Within each channel of trade, the Company believes that there is opportunity for growth in that a majority of outlets that carry the Natrol or Laci Le Beau lines stock only a small percentage of the products the Company offers. A prime objective of the Natrol selling effort is to increase the amount of shelf space devoted to Company products at each location. During 1998, the average number of SKUs carried by the mass market retailers that buy products directly from the Company increased by approximately 40%.

The Company provides retailers in both the health food store and the mass market distribution channel with a wide array of comprehensive services tailored to meet their individual needs. In the health food store channel, the Company's dedicated sales force maintains direct and regular contact with key store personnel, informing them of new product developments and industry trends, aiding them in the design of store sets and creating merchandising programs that promote brand and category awareness. The Company's regional sales managers and independent brokers in the mass market distribution channel work with corporate buyers focusing on special promotional activities and brand and category awareness in order to gain more shelf space. The objective of these activities is to build strong relationships with the Company's marketing partners and to increase the number of stores carrying its products and the amount of space allocated to, and the overall number of, the Company's products and SKUs within each store.

The Company had only one customer whose sales amounted to more than 10% of the Company's business during 1998. Sales to Walgreens in 1998 amounted to $10.9 million, or 15.9% of Natrol's total revenue. Walgreens is one of the largest chains of drug stores in the country with more that 2,700 stores nationally. An average Walgreens drug store carries approximately 45 Natrol products.

PRIVATE LABEL AND INGREDIENT SUPPLY SALES

The Company manufactures certain products pursuant to contracts with customers who distribute the products under their own private labels. Sales to private label customers accounted for 3% of the Company's revenues for 1998. The Company generally does not actively solicit private label business.

In its bulk ingredient business, the Company primarily sells nutraceutical grade dehydrated vegetable products, primarily garlic, to other manufacturers, distributors and marketers of dietary supplements. The Company obtains its bulk ingredients from BVP pursuant to a multi-year supply agreement that gives the Company the exclusive right to sell BVP's vegetable powders in the dietary supplement industry.

Bulk ingredient sales are the responsibility of the Pure-Gar division president as well as two sales persons who report to the president. These sales persons call on customers directly and work with brokers to enhance the sale of Pure-Gar products.

The Company currently offers nutraceutical grade Kava Kava to its customers and expects to offer other bulk raw materials as opportunities arise.

MARKETING

BRANDED PRODUCTS

Management believes the Company's strategy of selling the Natrol or Laci Le Beau brand through both the health food store and mass market channels of distribution distinguishes the Company from its competition. Most competitors sell products into each channel using different brand names within each channel. Oftentimes, in the case of the Company's competitors, the brand sold in the health channel is positioned as the quality brand while the mass market line is positioned as the value brand.

The Company's core strategy is to continue to build the Natrol and Laci Le Beau brand names within multiple channels of distribution in order to develop increased brand awareness and strong brand recognition among consumers seeking products with a reputation for quality. The Company believes it can leverage its reputation for high quality products developed within the health food distribution channel in the mass market channel by positioning its products as a premium, high quality brand rather than a value brand. By maintaining a single brand identity, the Company believes it can also leverage its advertising budget across multiple distribution channels.

The Company utilizes print, radio and television advertising as well as cooperative and other incentive programs to build consumer awareness and generate sales revenue. The Company spent approximately $11 million or nearly 16% of total sales in 1998 on various marketing and sales incentive programs.

The Company generally uses targeted, health-oriented magazines, such as BETTER NUTRITION, DELICIOUS and GREAT LIFE, to support the health food store distribution channel and uses mainstream publications such as PREVENTION, HEALTH, USA TODAY, TV GUIDE, MCCALLS, FAMILY CIRCLE, WOMEN'S DAY and major airline in-flight publications to support the mass market distribution channel.

Throughout 1998, the Company's television commercials were featured on the CNN/Turner Network, including such programs as CNN HEADLINE NEWS, CNN MORNING NEWS and BURDEN OF PROOF. In addition, the Natrol logo appeared on HEADLINE WEATHER and HEADLINE SPORTS TICKER.

During 1998, the Company utilized radio advertising including regular radio spots that were featured on the DR. LAURA SCHLESSINGER and RUSH LIMBAUGH radio shows.

The Company expects to focus on television and print advertising in 1999. Natrol launched its 1999 TV season by unveiling a new corporate brand commercial featuring founder and CEO, Elliott Balbert.

The Company's television commercials are scheduled to be shown on CNN's LARRY KING LIVE and CNN HEADLINE NEWS along with TNT and TBS programs as well as several game show programs including WHEEL OF FORTUNE, JEOPARDY and HOLLYWOOD SQUARES.

In print, Natrol expects to continue with periodic advertisements in in-flight airline magazines, popular health magazines like PREVENTION, HEALTH, LET'S LIVE and others, as well as main stream publications such as READER'S DIGEST, USA WEEKEND and FAMILY CIRCLE.

The Company also actively works to keep the news media aware of product developments. During 1998, Company's products have appeared in periodicals such as TIME and THE WALL STREET JOURNAL as well as in television footage produced by programs such as NBC's DATELINE.

PRIVATE LABEL AND INGREDIENT SUPPLY SALES

The Company does not actively market its private label business and relies on word-of-mouth as well as the delivery of information from it sales staff, primarily its Pure-Gar sales people.

The Company's Pure-Gar division relies primarily on visibility developed through trade shows, advertising in trade publications and brochures to supplement the sales efforts of its sales people.

RESEARCH & PRODUCT DEVELOPMENT

The Company believes it has an excellent reputation among retailers for introducing items at the front end of the consumer demand curve and then working to develop brand loyalty after product introduction. For example, in recent years, the Company was one of the first major supplement manufacturers to introduce Melatonin, DHEA, St. John's Wort, 5-HTP, Alpha Lipoic Acid and Yohimbe. The Company has also introduced a number of proprietary formulations including Kavatrol, Mood Support, Thera-C and a line of women's specialty products. The Company's Kava based proprietary product (Kavatrol) was one of the first heavily promoted Kava products in the United States and during 1998 it was featured on NBC's DATELINE when the program produced a segment on the effects of Kava as an herb. As a result of its product development efforts, the Company introduced 34 new products in 1997 and approximately 70 new products in 1998.

The Company's Vice President of Marketing and others keep abreast of product trends and work to develop and introduce products in response to those emerging trends. Management continually evaluates product categories and SKUs for trends in sales and profitability, de-emphasizing or dropping products when profitability or SKU velocity lags. New products are introduced to replace slower moving products, capitalize on market trends and diversify the Company's product offerings. In addition, new products often have higher gross margins than mature items.

The Company has established a focused process to anticipate consumer demand, monitor product developments within the dietary supplement industry, and facilitate the generation of new ideas for product introductions. The Company's product development staff constantly reviews periodicals, scientific research and relevant clinical studies within medical journals and searches on-line databases. The staff meets with vendors and evaluates new ingredients. The product development team also consults with a panel of scientific advisors. These advisors include: Dr. Terry Willard, a recognized herbal expert, an author and president of the Canadian Association of Herbal Practitioners; Dr. Alexander Schauss, Director of the Life Sciences Division, Natural and Medicinal Products Research of the American Institute for Biosocial Research, Inc.; Dr. Ronald R. Watson, a scientist who has published more than 150 articles relating to nutrition and immunology; Dr. Bruce Hensel, a physician and journalist; and Dr. Anthony Verlangieri, Associate Professor of Pharmacology and Toxicology at the University of Mississippi School of Pharmacy and an expert in Toxicology. As appropriate, the Company also communicates with other scientists on a regular basis regarding new product concepts.

The Company sponsors scientific research by independent researchers as a part of its product development efforts. In 1998, the Company sponsored a randomized, double-blind, placebo-controlled study at the University of Virginia regarding the efficacy of the Company's proprietary Kavatrol product, which produced favorable results. The Company has commissioned further independent research by the same researchers at the University of Virginia on its proprietary Kavatrol product regarding dosage levels.

Before a product is introduced, the product development team reviews the safety and efficacy of ingredients, standards for production, labeling information, label claims and potential patent, trademark, legal or regulatory issues.

The Company actively participates in and supports a number of scientific and educational industry organizations that promote consumer well being. These include the Citizens for Health and the National Nutritional Foods Association. The Company is also a founding member of the Corporate Alliance for Integrative Medicine, a not-for-profit organization funding research at Harvard University that was created to increase knowledge and awareness of the efficacy and safety of vitamins, herbs and other dietary supplements.

Although the Company spends less than 1% of its revenue on clinical and other scientific research, it expects the total amount spent on research and development to increase as it seeks to develop more proprietary products.

PRODUCTS

The Company sells premium dietary supplements and herbal tea products under the respective Natrol and Laci Le Beau brand names. The Company focuses on supplements that are in high demand as well as specialty niche and proprietary formulations that have potentially strong margins. The Company's supplement products include vitamins, minerals, herbs, specialty formulations, weight control products, hormones and various nutrients. The Company positions Natrol as a premium brand of vitamins, minerals and other supplements rather than a value brand. The Company manufactures and sells more than 190 products packaged into approximately 500 SKUs. The Laci Le Beau teas are flavored herbal teas.

The Company's consumer products fall into the general definition of vitamin, minerals, and supplements. Each year the Company strives to broaden its product offering so as to increase revenue and gross profits while lessening the Company's dependence upon any one product.

Only two branded products, Ester C and Melatonin, accounted for more than 10% of the Company's net revenue in 1998.

ESTER-C-Registered Trademark-. The Company introduced Ester-C-Registered Trademark- in 1986 and in 1998 this product accounted for approximately 14% of the Company's net sales revenue. A buffered form of pH-neutral Vitamin C, Ester-C-Registered Trademark- is considered a Natrol cornerstone product. Although many Natrol competitors sell Ester-C-Registered Trademark-, according to Spence Information Services, Natrol's Ester-C-Registered Trademark- held approximately 25% of the Vitamin C market in health food stores in 1997. The Company has built its market share through heavy promotion, associating Ester-C-Registered Trademark- with the Natrol brand. The Company sells approximately 45 SKUs of Ester-C-Registered Trademark-, each offering a special potency, pill count, delivery system or specialty combination, such as Ester-C-Registered Trademark-with zinc.

MELATONIN. Melatonin helped establish the Company's reputation within the mass market channel of distribution. In 1996, the Company received the Rex Award for Market Maker of the Year and the Rex Award for Best Nutritional Supplement, each from Drug Store News, for its introduction of Melatonin into the chain drugstore distribution channel. In 1998,

Melatonin accounted for approximately 10% of the Company's net sales revenue.

During the 10 months the Company owned the Pure-Gar ingredients business, ingredient sales, consisting of nearly all garlic sales, accounted for approximately 10% of the Company's revenue in 1998 and on a pro-forma basis sales would have amounted to slightly more than 10% of sales in 1998.

The Laci Le Beau tea business accounted for $1.6 million in revenue during the 3 months it was owned by the Company and on a pro-forma basis sales from Laci Le Beau for all of 1998 would have amounted to approximately 10% of the Company's business.

MANUFACTURING AND PRODUCT QUALITY

DIETARY SUPPLEMENTS

The Company manufactures its branded Natrol and private label supplements at its 90,000 square foot manufacturing facility/headquarters located in Chatsworth, California. In December 1998, the Company purchased its manufacturing facility/headquarters for $5.25 million (see "Properties"). At this facility, the Company manufactures both tablets and two piece capsules which account for more than 90% of the Company's supplement sales in 1998. The Company uses third party vendors to produce its liquid products and softgels.

The Company places a strong emphasis on quality control because it believes that quality standards play a critical factor in consumer purchasing decisions and in differentiating the Natrol brand. The Company's products are manufactured in accordance with current GMPs (Good Manufacturing Practices) of the FDA for foods and the applicable regulations of other agencies.

The Company's manufacturing facility includes an on-site laboratory which is staffed by the director of quality assurance, bench chemists and other quality control personnel. The Company's laboratory contains equipment for performing testing procedures, including high performance liquid chromatography, ultra-violet and infra-red spectrophotometer and thin layer chromatography. The Company requires all raw materials or finished product produced by third party vendors to be placed in quarantine upon receipt and tested by the Company's quality control laboratory. The Company conducts sample testing, weight testing, purity testing, dissolution testing and, where required, microbiological testing. When raw materials are released from quarantine, each lot is assigned a unique lot number which is tracked throughout the manufacturing process. Materials are blended, tested and then encapsulated or formed into pills which may or may not be coated. The Company routinely performs qualitative and quantitative quality control procedures on its finished products.

The Company obtains its raw materials for the manufacture of its products from third-party suppliers. Many of the raw materials used in the Company's products are harvested internationally. With the exception of bulk garlic and Ester-C-Registered Trademark-, the Company does not have contracts with any suppliers committing such suppliers to provide the materials required for the production of its products. In the last few years, natural vitamin E, beta carotene, Melatonin, Kava and St. John's Wort have had significant price fluctuations as a result of short supply and/ or increases in demand. The Company has experienced occasional shortages of raw materials for a limited number of its products, but to date has only encountered short-term production interruptions as a result of such shortages. No single supplier accounted for more than approximately 10% of the Company's total purchases in 1998 and only one, Inter-Cal Corporation (Inter-Cal), the Company's source for Ester-C-Registered Trademark- accounted for more than 5% of purchases. There can be no assurance that suppliers, including suppliers of bulk garlic and Ester-C-Registered Trademark-, will provide the raw materials needed by the Company in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events. With respect to products that are sold by the Company under the supplier's trademark, such as Ester-C-Registered Trademark- and Tonalin, the Company is limited to that single supplier as a source of raw materials for that product. As a result, any shortage of raw materials from that supplier would adversely affect the Company's ability to manufacture that product. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is a party to a multi-year Distributorship/Packager/Supply Agreement (the Inter-Cal Agreement) with Inter-Cal under which Inter-Cal is required to supply the Company with its requirements of bulk Ester-C-Registered Trademark-. Ester-C-Registered Trademark- products accounted for nearly 15% of the Company's business in 1998. The Inter-Cal Agreement requires the Company to use its best efforts to promote and sell Ester-C-Registered Trademark- vitamin products worldwide with the exception of certain specified countries, including Australia, New Zealand and certain European countries. The Inter-Cal Agreement may be terminated by Inter-Cal immediately if the Company violates the terms of certain provisions relating to distribution and packaging and may be terminated by either party upon a default of the obligations of the other party if the default has not been cured within 60 days.

The Company has the current manufacturing capability to produce four million tablets and capsules per eight hour shift and 420,000 bottles per week per eight hour shift. The Company believes it can triple current sales volumes without the necessity of expanding the current manufacturing facility. Such a tripling of production would require additional space for the warehousing of raw material as well as the addition of some manufacturing and packaging equipment.

The Company operates flexible manufacturing lines which enable it to shift output efficiently among various pieces of equipment depending upon such factors as batch size, tablets or capsule count and labeling requirements. The Company strives to fulfill and ship all orders within 48 hours.

During 1998, the Company shipped finished product from its manufacturing/headquarters facility. As of March 1999, the Company began leasing 26,000 sq. ft. of space less than one-quarter mile from the manufacturing facility for the purpose of storing and shipping finished product. Finished goods are transferred from the Company's packaging lines to the shipping facility for storage prior to shipment to customers.

TEAS

The Company primarily relies upon third parties for the milling, processing and packaging of its herbal teas. The Company directly provides a majority of the herbs and other raw materials used in the production of its teas.

INGREDIENT SUPPLY

The Company's Pure-Gar division provides raw material ingredients to the Company and approximately 120 other customers. The Company acquires nutraceutical grade garlic and other vegetable powders pursuant to a multi-year Supply Agreement (the "BVP Agreement") with BVP, which requires Basic Vegetable Products to sell and the Company to purchase specified amounts of certain vegetable, fruit, herbal and botanical products (the "BVP Products"). The BVP Agreement gives the Company the exclusive right to sell certain BVP

Products in the dietary supplement industry. The BVP Agreement may be terminated by either party upon a material breach of the obligations of the other party, or certain other specified conditions, if the breach is not cured within 60 days, or within 15 days in the case of non-payment by the Company.

During 1998, the Company's Pure-Gar division also sourced raw Kava root from foreign sources and then engaged processors to process the root into powders useable to the Company and other supplement manufacturers. The Pure-Gar division may source other raw ingredients and contract for the processing of these ingredients when management feels market conditions are such that the purchasing and processing of these materials would be beneficial to the Company and its customers.

TRADEMARKS AND PATENTS

The Company regards its trademarks, patent applications and other proprietary rights as valuable assets. The Company believes that protecting its key trademarks is crucial to its business strategy of building strong brand name recognition and that such trademarks have significant value in the marketing of its products. The Company may in some cases seek to protect its research and development efforts by filing patent applications for proprietary products.

The Company's policy is to pursue registrations for all of the trademarks associated with its key products. The Company relies on common law trademark rights to protect its unregistered trademarks as well as its trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. Furthermore, the protection available, if any, in foreign jurisdictions may not be as extensive as the protection available to the Company in the United States.

Currently, the Company has received one United States patent for its Kavatrol product, has a second United States patent application pending for a method of using its Kavatrol product and has received two United States patents on its amino acid products, SAF and SAF for Kids. To the extent the Company does not have patents on its products, another Company may replicate one or more of the Company's products.

Although the Company seeks to ensure that it does not infringe on the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company. Natrol was contacted in June 1997 by a third party that claimed Natrol's marketing of Melatonin infringed on the third party's patents relating to a method of using Melatonin and sought to license such patents to Natrol. Since Natrol does not believe its marketing of Melatonin infringes on the third party's patent claims, Natrol has declined to enter into a license agreement with the third party. Any infringement claims by third parties against the Company may have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

The dietary supplement industry is highly competitive. Numerous companies, many of which have greater size and financial, personnel, distribution and other resources than the Company, compete with the Company in the development, manufacture and marketing of dietary supplements. The Company's principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. In the mass market distribution channel, the Company's principal competition comes from broadline manufacturers, major private label manufacturers and other companies. In recent years, a number of the Company's competitors have begun to market and sell their products under different labels in both the health food store and the mass market distribution channels. In addition, during 1998 several large pharmaceutical companies, including Warner Lambert, Bayer and American Home Products, began to compete within the nutritional supplement companies, especially the herbal market. The pharmaceutical companies have launched aggressive advertising campaigns to support newly launched lines of herbal products. Celestial Seasonings, a large supplier of herbal teas, also launched a line of herbal supplements during 1998. Increased competition from such companies could have a material adverse effect on the Company because such companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than those of the Company. The Company also faces competition in both the health food store and mass market distribution channels from private label dietary supplements and multivitamins offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains.

The Company competes on the basis of product quality, pricing, customer service and marketing support. The Company believes that it competes favorably with its competitors on the strength of the Company's brand recognition across multiple distribution channels, an ability to quickly develop new products with market potential, sophisticated marketing, advertising and promotional support, product quality and an effective sales force and distribution network.

REGULATORY MATTERS

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company's products are subject to regulation by numerous governmental agencies, the most active of which is the U.S. Food and Drug Administration (the "FDA"), which regulates the Company's products under the Federal Food, Drug and Cosmetic Act (the "FDCA") and regulations promulgated thereunder. The Company's products are also subject to regulation by, among other regulatory agencies, the Consumer Product Safety Commission, the U.S. Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA"). Advertising of the Company's products is subject to regulation by the U.S. Federal Trade Commission (the "FTC"), which regulates the Company's advertising under the Federal Trade Commission Act (the "FTCA"). The manufacture, labeling and advertising of the Company's products are also regulated by various state and local agencies as well as each foreign country to which the Company distributes its products.

The Dietary Supplement Health and Education Act of 1994 (DSHEA) revised the provisions of the FDCA concerning the regulation of dietary supplements. In the judgment of the Company, the DSHEA is favorable to the dietary supplement industry. The legislation for the first time defined "dietary supplement." The term "dietary supplement" is defined as a product intended to supplement the diet that contains one or more of certain dietary ingredients, such as a vitamin, a mineral, an herb or botanical, an amino acid, a dietary substance for use by man to supplement the diet by increasing the total dietary intake, or a concentrate, metabolite, constituent, extract, or combination of the preceding ingredients. The substantial majority of the products marketed by the Company are regulated as dietary supplements under the FDCA.

Under the current provisions of the FDCA there are four categories of claims that pertain to the regulation of dietary supplements. Health claims are claims that describe the relationship between a nutrient or dietary ingredient and a disease or health related condition and can be made on the labeling of dietary supplements if supported by significant scientific agreement and authorized by the FDA in advance via notice and comment rulemaking. Nutrient content claims describe the nutritional value of the product and may be made if defined by the FDA through notice and comment rulemaking and if one serving of the product meets the definition. Health claims and nutrient content claims may also be made if a scientific body of the U.S. government with official responsibility for the public health has made an authoritative statement regarding the claim, the claim accurately reflects that statement and the manufacturer, among other things, provides the FDA with notice of and the basis for the claim at least 120 days before the introduction of the supplement with a label containing the claim into interstate commerce. Statements of nutritional support or product performance, which are permitted on labeling of dietary supplements without FDA pre-approval, are defined to include statements that: (i) claim a benefit related to a classical nutrient deficiency disease and discloses the prevalence of such disease in the United States; (ii) describe the role of a nutrient or dietary ingredient intended to affect the structure or function in humans; (iii) characterize the documented mechanism by which a dietary ingredient acts to maintain such structure or function; or (iv) describe general well-being from consumption of a nutrient or dietary ingredient. In order to make a nutritional support claim the marketer must possess substantiation to demonstrate that the claim is not false or misleading and if the claim is for a dietary ingredient that does not provide traditional nutritional value, prominent disclosure of the lack of FDA review of the relevant statement and notification to the FDA of using the claim is required. Drug claims are representations that a product is intended to diagnose, mitigate, treat, cure or prevent a disease. Drug claims are prohibited from use in the labeling of dietary supplements.

Claims made for the Company's dietary supplement products may include statements of nutritional support and health and nutrient content claims when authorized by the FDA or otherwise allowed by law. The FDA's interpretation of what constitutes an acceptable statement of nutritional support may change in the future thereby requiring that the Company revise its labeling. The FDA recently issued a proposed rule on what constitutes permitted structure/function claims as distinguished from prohibited disease claims. Although the Company believes its product claims comply with the law, depending on the content of the final regulation, it may need to revise its labeling. In addition, a dietary supplement that contains a new dietary ingredient (i.e., one not on the market before October 15, 1994) must have a history of use or other evidence of safety establishing that it is reasonably expected to be safe. The manufacturer must notify the FDA at least 75 days before marketing products containing new dietary ingredients and provide the FDA the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety.

The FDA issued final dietary supplement labeling regulations in 1997 that require a new format for product labels and will necessitate revising dietary supplement product labels by March 23, 1999. All companies in the dietary supplement industry are required to comply with these labeling regulations. The FDA has also announced that it is considering promulgating new GMPs specific to dietary supplements. Such GMPs, if promulgated, may be significantly more rigorous than currently applicable GMP requirements and contain quality assurance requirements similar to GMP requirements for drug products. Therefore, the Company may be required to expend additional capital and resources on manufacturing in the future in order to comply with the law.

The failure of the Company to comply with applicable FDA regulatory requirements could result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.

As a result of the Company's efforts to comply with applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain of its advertising claims. The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional recordkeeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's advertising of its dietary supplement products is subject to regulation by the FTC under the FTCA. Section 5 of the FTCA prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTCA provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement the Company is required to have adequate substantiation for all material advertising claims made for its products.

On November 18, 1998, the FTC issued "Dietary Supplements: An Advertising Guide for Industry." This guide provides marketers of dietary supplements with guidelines on applying FTC law to dietary supplement advertising. It includes examples of the principles that should be used when interpreting and substantiating dietary supplement advertising. Although the guide provides additional explanation, it does not substantively change the FTC's existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify the adequacy of the support behind such claims. The Company uses counsel to review its advertising claims and believes its current advertising is in substantial compliance with the Guide, although no assurance can be given in this regard.

In recent years the FTC has initiated numerous investigations of dietary supplement and weight loss products and companies. The FTC is reexamining its regulation of advertising for dietary supplements and has announced that it will issue a guidance document to assist supplement marketers in understanding and complying with the substantiation requirement. Upon release of this guidance document Natrol will be required to evaluate its compliance with the guideline and may be required to change its advertising and promotional practices.

The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process, cease and desist orders and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. A violation of such orders could have a material adverse effect on the Company's business, financial condition and results of operations.

Advertising and labeling for dietary supplements and conventional foods are also regulated by state and local authorities. There can be no assurance that state and local authorities will not commence regulatory action which could restrict the permissible scope of the Company's product claims.

Governmental regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of the Company's products. Compliance with such foreign governmental regulations is generally the responsibility of the Company's distributors for those countries. These distributors are independent contractors over whom the Company has limited control.

In addition, the Company has in the past, from time to time, been the subject of investigation by the FTC, however, the Company is not currently a party to any consent order or other decree of the FTC. The Company may be the subject of investigation in the future. The FTC may impose limitations on the Company's advertising of its products. Any such limitations could materially adversely affect the Company's ability to successfully market its products.

The Company manufactures certain products pursuant to contracts with customers who distribute the products under their own or other trademarks. Such private label customers are subject to government regulations in connection with their purchase, marketing, distribution and sale of such products. The Company is subject to government regulations in connection with its manufacture, packaging and labeling of such products. However, the Company's private label customers are independent companies, and their labeling, marketing and distribution of such products is beyond the Company's control. The failure of these customers to comply with applicable laws or regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company may be subject to additional laws or regulations by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as the Dietary Supplement Health and Education Act of 1994, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional recordkeeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could have a material adverse affect on the Company's business, financial condition and results of operations.

EMPLOYEES

As of March 1, 1999, the Company had approximately 291 employees. Of such employees, 25 were engaged in marketing and sales, 193 were devoted to production and distribution and 73 were responsible for management and administration. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

RISK FACTORS

The Company's ability to predict results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in other past reports including, but not limited to, the Company's Prospectus dated July 22, 1998 and filed with the Securities and Exchange Commission.

Factors that could cause or contribute to the Company's actual results differing materially from those discussed herein or for the Company's stock price to be affected adversely include but are not limited to:

INDUSTRY TRENDS.

Based on estimates in THE U.S. MARKET FOR VITAMINS, SUPPLEMENTS, AND MINERALS, a 1997 market report prepared by Packaged Facts (the "Packaged Facts Report"), an independent consumer marketing research firm, the retail market for vitamins, minerals and other supplements (excluding sports nutrition and diet products) has grown at a compound annual rate of 15% from $3.7 billion in 1992 to $6.5 billion in 1996 and other industry sources estimate the market grew 20% in 1997 to $7.8 billion.

More recent Information Resources, Inc. ("IRI") data show evidence that this rapid growth pace is slowing. Dollar sales for vitamins in the food, drug and mass market channel of distribution for the 4 weeks ended January 3, 1999 were down slightly (.73%) when compared to the same four week period in 1998. In addition, when comparing the 12 weeks ending January 3, 1999 against the same 12 weeks ending January 3, 1998, dollar sales were up only 1.8%. Dollar sales for mineral supplements, which includes herbal products, were up 3.4% in the four week period and climbed 5.34 % in the 12 week period. Both rates are substantially less than the growth rates reported in prior years.

There can be no assurance that the higher industry growth rates of prior years can be sustained, or, if not sustained, will return. Such a failure to sustain growth in the industry may have a material adverse effect on the Company's ability to sustain its historic rates of growth and its results of operations.

COMPETITION. The dietary supplement industry is highly competitive. Numerous companies, many of which have greater size and financial, personnel, distribution and other resources than the Company, compete with the Company in the development, manufacture and marketing of dietary supplements. The Company's principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. In the mass market distribution channel, the Company's principal competition comes from broadline manufacturers, major private label manufacturers and other companies. In recent years, a number of the Company's competitors have begun to market and sell their products under different labels in both the health food store and the mass market distribution channels. In addition, large pharmaceutical companies have begun to compete with the Company and others in the dietary supplement industry, in particular in the more rapidly growing herbal sector of the business. Packaged food and beverage companies compete with the Company on a limited basis in the dietary supplement market. Increased competition from such companies could have a material adverse effect on the Company because such companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than those of the Company. The Company also faces competition in both the health food store and mass market distribution channels from private label dietary supplements and multivitamins offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains.

EFFECT OF UNFAVORABLE PUBLICITY. The Company believes the dietary supplement market is significantly affected by national media attention regarding the consumption of dietary supplements. Future scientific research or publicity may not be favorable to the dietary supplement industry or to any particular product, and may not be consistent with earlier favorable research or publicity. Because of the Company's dependence on consumers' perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of the Company's products or any similar products distributed by other companies and future reports of research that are perceived as less favorable or that question earlier research could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is highly dependent upon consumers' perceptions of the safety and quality of its products as well as dietary supplements distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful or questioning their efficacy could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products. See "Absence of Conclusive Clinical Studies."

DEPENDENCE ON NEW PRODUCTS. The Company believes growth of its net sales is substantially dependent upon its ability to introduce new products. The Company seeks to introduce additional products each year. The success of new products is dependent upon a number of factors, including the Company's ability to develop products that will appeal to consumers and respond to market trends in a timely manner. There can be no assurance that the Company's efforts to develop new products will be successful or that consumers will accept the Company's new products. In addition, products currently experiencing strong popularity and rapid growth may not maintain their sales over time. For example, the Company's net sales of DHEA, a specialty dietary supplement introduced by the Company in March 1996, peaked at $4.6 million for the three months ended December 31, 1996 and accounted for 39.5% of the Company's net sales in such period. In comparison, the Company's net sales of DHEA were only $257,000, or 1.3% of the Company's net sales, for the three months ended December 31, 1998.

GOVERNMENT REGULATION. The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company's products are subject to regulation by numerous governmental agencies, the most active of which is the U.S. Food and Drug Administration (the "FDA"), which regulates the Company's products under the Federal Food, Drug and Cosmetic Act (the "FDCA") and regulations promulgated thereunder. The Company's products are also subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission (the "CPSC"), the U.S. Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA"). Advertising and other forms of promotion and methods of marketing of the Company's products are subject to regulation by the U.S. Federal Trade Commission (the "FTC"), which regulates these activities under the Federal Trade Commission Act (the "FTCA"). The manufacture, labeling and advertising of the Company's products are also regulated by various state and local agencies as well as those of each foreign country to which the Company distributes its products.

The Company's products are generally regulated as dietary supplements under the FDCA, and are, therefore, not subject to pre-market approval by the FDA. However, these products are subject to extensive regulation by the FDA relating to adulteration and misbranding. For instance, the Company is responsible for ensuring that all dietary ingredients in a supplement are safe, and must notify the FDA in advance of putting a product containing a new dietary ingredient (i.e., an ingredient not marketed for use as a supplement before October 15, 1994) on the market and furnish adequate information to provide reasonable assurance of the ingredient's safety. Further, if the Company makes statements about the supplement's effects on the structure or function of the body, the Company must, among other things, have substantiation that the statements are truthful and not misleading. In addition, the Company's product labels must bear proper ingredient and nutritional labeling and the Company's supplements must be manufactured in accordance with current Good Manufacturing Practice regulations ("GMPs") for foods. The FDA has issued an advanced notice of proposed rulemaking to consider whether to develop specific GMP regulations for dietary supplements and dietary supplement ingredients. Such regulations, if promulgated, may be significantly more rigorous than current requirements and contain quality assurance requirements similar to GMPs for drug products. A product can be removed from the market if it is shown to pose a significant or unreasonable risk of illness or injury. Moreover, if the FDA determines that the "intended use" of any of the Company's products is for the diagnosis, cure, mitigation, treatment or prevention of disease, the product would meet the definition of a drug and would require pre-market approval of safety and effectiveness prior to its manufacture and distribution. Failure of the Company to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withrawals, recalls, product seizures, fines and criminal prosecutions.

The Company's advertising of its dietary supplement products is subject to regulation by the FTC under the FTCA. Section 5 of the FTCA prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTCA provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to, among other things, drugs or foods, which includes dietary supplements, is an unfair or deceptive act or practice. Under the FTC's "substantiation doctrine," an advertiser is required to have a "reasonable basis" for all product claims at the time the claims are first used in advertising or other promotions. Failure to adequately substantiate claims may be considered either as a deceptive or unfair practice. Pursuant to this FTC requirement, the Company is required to have adequate substantiation for all advertising claims made about its products. The type of substantiation will be dependent upon the product claims made. For example, a health claim normally would require competent and reliable scientific evidence, while a taste claim would require only survey evidence.

In recent years the FTC has initiated numerous investigations of dietary supplement and weight loss products and companies. The FTC is reexamining its regulation of advertising for dietary supplements and has announced that it will issue a guidance document to assist dietary supplement marketers in understanding and complying with the substantiation requirement. Upon release of this guidance document, Natrol will be required to evaluate its compliance with the guideline and may be required to change its advertising and promotional practices.

On two occasions, claims made by the Company have been the subject of investigation by the FTC. In both matters, the FTC terminated its investigation without further action or any formal findings. The Company is not currently a party to any investigation, consent order or other decree of the FTC. The Company may be subject to investigation by the FTC in the future. If the FTC has reason to believe the law is being violated (e.g., the Company does not possess adequate substantiation for product claims), it can initiate enforcement action. The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. Violation of such orders could result in substantial financial or other penalties. Any such action by the FTC could materially adversely affect the Company's ability to successfully market its products.

The Company manufactures certain products pursuant to contracts with customers who distribute the products under their own or other trademarks. Such private label customers are subject to government regulations in connection with their purchase, marketing, distribution and sale of such products, and the Company is subject to government regulations in connection with its manufacture, packaging and labeling of such products. However, the Company's private label customers are independent companies, and their labeling, marketing and distribution of such products is beyond the Company's control. The failure of these customers to comply with applicable laws or regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

Governmental regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of the Company's products. Compliance with such foreign governmental regulations is generally the responsibility of the Company's distributors in those countries. These distributors are independent contractors over whom the Company has limited control.

The Company may be subject to additional laws or regulations by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as the Dietary Supplement Health and Education Act of 1994 ("DSHEA"), or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products that cannot be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, or expanded or different labeling or scientific substantiation. Any or all of these requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT LIABILITY. The Company, like other retailers, distributors and manufacturers of products designed for human consumption, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company may be subjected to various product liability claims, including, among others, that its products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. In addition, although the Company maintains strict quality controls and procedures, including the quarantine and testing of raw materials and qualitative and quantitative testing of selected finished products, there can be no assurance that the Company's products will not contain contaminated substances. In addition, in certain cases the Company relies on third party manufacturers for its products. With respect to product liability claims, the Company has $2.0 million in aggregate liability insurance. If such claims should exceed $2.0 million, the Company has excess umbrella liability insurance of up to $25.0 million. However, there can be no assurance that such insurance will continue to be available at a reasonable cost, or, if available, will be adequate to cover liabilities. The Company generally seeks to obtain contractual indemnification from parties supplying raw materials for its products or manufacturing or marketing its products, and to be added as an additional insured under such parties' insurance policies. Any such indemnification or insurance, however, is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party. In the event that the Company does not have adequate insurance or contractual indemnification, product liabilities relating to its products could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON SIGNIFICANT CUSTOMERS. Net sales to Walgreens accounted for 15.9% of the Company's net sales for the year ended December 31, 1998 and 17.8% and 12.6% of the Company's net sales in 1997 and 1996, respectively. Net sales to Tree of Life accounted for 6.8% of the Company's net sales for the year ended December 31, 1998 and 11.6% and 10.2% of the Company's net sales in 1997 and 1996, respectively. The Company does not have long-term contracts with any of its customers. There can be no assurance that Walgreens or the Company's other major customers will continue as major customers of the Company. The loss of Walgreens or the loss of a significant number of other major customers, or a significant reduction in purchase volume by or financial difficulty of such customers, for any reason, could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL. The Company believes that its continued success depends to a significant extent on the management and other skills of Elliott Balbert, the Company's Chairman, Chief Executive Officer and President, and its senior management team, as well as its ability to attract other skilled personnel. Many of the Company's employees are not covered by a non-competition agreement, and the ability of the Company to enforce such an agreement in California, the state in which the Company's operations are principally located, is limited and uncertain. The loss or unavailability of the services of Mr. Balbert or the other members of the Company's senior management team or the inability to attract other skilled personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

ABILITY TO MANAGE GROWTH. The Company believes that continued growth may strain the Company's management, operations, sales and administrative personnel and other resources. In order to serve the needs of its existing and future customers, the Company has increased and intends to continue to increase its workforce, which requires the Company to attract, train, motivate, manage and retain qualified employees. The Company's ability to manage further growth depends in part upon the Company's ability to expand its operating, management, information and financial systems, and production capacity, which may significantly increase its future operating expenses. No assurance can be given that the

Company's business will grow in the future or that the Company will be able to effectively manage such growth. The Company's inability to manage its growth successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH ACQUISITIONS. The Company completed two acquisitions in 1998 and expects to pursue additional acquisitions in the future as a part of its business strategy. The Company faces significant competition for acquisition opportunities from numerous companies, many of which have greater financial resources than the Company. Accordingly, there can be no assurance that attractive acquisition opportunities will be available to the Company. There can be no assurance that the Company will be able to obtain financing for or otherwise consummate any future acquisitions. Moreover, acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with those of the Company, the diversion of the management's attention from other aspects of the Company's business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience and the potential loss of key employees of the acquired business. The acquisition of another business can also subject the Company to liabilities and claims arising out of such business. Future acquisitions would likely require additional financing, which would likely result in an increase in the Company's indebtedness or the issuance of additional capital stock, which may be dilutive to the Company's stockholders, including purchasers of shares offered hereby.

The Pure-Gar and Laci Le Beau acquisitions resulted in a significant increase in the Company's goodwill and any future acquisitions may result in additional goodwill and related amortization expense. At December 31, 1998, goodwill on the Company's balance sheet was $13.8 million, representing 20.1% of the Company's total assets at that date. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of the Company's intangible assets will be realized. In addition, the Company continually evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company's intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company's intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write-off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's business, financial condition and operating results.

The Company regularly evaluates potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, the Company will publicly announce such acquisitions only after a definitive agreement has been signed.

ABSENCE OF CONCLUSIVE CLINICAL STUDIES. Although many of the ingredients in the Company's products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of the Company's products contain ingredients for which no such history exists. In addition, although the Company believes all of its products are safe when taken as directed by the Company, there is little long-term experience with human consumption of certain of these product ingredients in concentrated form. Accordingly, there can be no assurance that the Company's products, even when used as directed, will have the effects intended or will not have harmful side effects. Any such unintended effects may result in adverse publicity or product liability claims which could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH SUPPLY OF RAW MATERIALS. The Company obtains all of its raw materials for the manufacture of its products from third-party suppliers. Many of the raw materials used in the Company's products are harvested internationally. With the exception of bulk garlic and Ester-C-Registered Trademark-, the Company does not have contracts with any suppliers committing such suppliers to provide the materials required for the production of its products. In the last few years, natural vitamin E, beta carotene and Melatonin have had significant price fluctuations as a result of short supply and/ or increases in demand. The Company has experienced occasional shortages of raw materials for a limited number of its products. There can be no assurance that suppliers, including suppliers of bulk garlic and Ester-C-Registered Trademark-, will provide the raw materials needed by the Company in the quantities requested or at a price the Company is willing pay. Because the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events. With respect to products that are sold by the Company under the supplier's trademark, such as Ester-C-Registered Trademark- and Tonalin-Registered Trademark-, the Company is limited to that single supplier as a source of raw material for that product. As a result, any shortage of raw materials from that supplier would adversely affect the Company's ability to manufacture that product. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, could have a material adverse effect on the Company's business, financial condition and results of operations.

SALES AND EARNINGS VOLATILITY. The Company's sales and earnings continue to be subject to volatility based upon, among other things: (i) trends and general conditions in the dietary supplement industry and the ability of the Company to recognize such trends and effectively introduce and market new products in response to such trends; (ii) the introduction of new products by the Company or its competitors; (iii) the loss of one or more significant customers; (iv) increased media attention on the use and efficacy of dietary supplements; (v) consumers' perceptions of the products and operations of the Company or its competitors; and (vi) the availability of raw materials from suppliers. Sales and earnings volatility as a result of the foregoing factors may affect the Company's operating results from period to period which may adversely affect the market price of the Common Stock.

POSSIBLE VOLATILITY OF STOCK PRICE. There can be no assurance that an active market in the Company's stock will be sustained. The trading price of the Common Stock has been subject to wide fluctuations.

The price of the Common Stock may fluctuate in the future in response to quarter-to-quarter variations in the Company's operating results, material announcements by the Company or its competitors, governmental regulatory action, conditions in the dietary supplement industry, or other events or factors, many of which are beyond the Company's control. In addition, the stock market has historically experienced significant price and volume fluctuations which have particularly affected the market prices of many dietary supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of such companies. The Company's operating results in future quarters may be below the expectations of securities analysts and investors. In such event, the price of the Common Stock would likely decline, perhaps substantially.

RISKS ASSOCIATED WITH MANUFACTURING. The Company's results of operations are dependent upon the continued operation of its manufacturing facility in Chatsworth, California, at its current levels. The operation of dietary supplement manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural and other disasters, and the need to comply with the requirements of directives of government agencies, including the FDA. In particular, the Company's manufacturing facility is located in southern California, a geographic area that has historically been prone to earthquakes, which in some cases have been catastrophic. Prior to the Company's lease and build-out of the building in which its manufacturing facility is located, the building was severely damaged in a major earthquake on January 17, 1994, the epicenter of which was within five miles of the building. Although the building was rebuilt with an enhanced ability to withstand earthquakes and conforms to current local and state code requirements, the Company's manufacturing facility could be damaged or destroyed in the event of an earthquake. Any such damage or destruction would have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not carry earthquake insurance because such insurance is unobtainable on commercially reasonable terms in the Company's geographic location. In addition, the Company's softgel and liquid products are manufactured by outside contractors. The Company's profit margins on these products and its ability to deliver these products on a timely basis are dependent on the ability of the outside manufacturers to continue to supply products that meet the Company's quality standards in a timely and cost-efficient manner. The occurrence of any of the foregoing or other material operational problems could have a material adverse effect on the Company's business, financial condition and results of operations during the period of such operational difficulties.

RELIANCE ON INDEPENDENT BROKERS. The Company places significant reliance on a network of independent brokers to act as its primary sales force to mass market retailers. Although the Company employs management personnel, including regional sales managers, to closely monitor the brokers, such brokers are not employed or otherwise controlled by the Company and are generally free to conduct their business at their own discretion. Although these brokers enter into contracts with the Company, such contracts typically can be terminated upon 30 days notice by the Company or the independent broker. The simultaneous loss of the services of a number of these independent brokers could have a material adverse effect on the Company's business, financial condition and results of operations

INTELLECTUAL PROPERTY PROTECTION. The Company's policy is to pursue registrations for all of the trademarks associated with its key products. The Company relies on common law trademark rights to protect its unregistered trademarks as well as its trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. The Company intends to register its trademarks in certain foreign jurisdictions where the Company's products are sold. However, the protection available, if any, in such jurisdictions may not be as extensive as the protection available to the Company in the United States.

Currently, the Company has received one United States patent for its Kavatrol product, has a second United States patent application pending for a method of using its Kavatrol product and has received two United States patents on its amino acid products, SAF and SAF for Kids. To the extent the Company does not have patents on its products, another Company may replicate one or more of the Company's products.

Although the Company seeks to ensure that it does not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company. Natrol was contacted in June 1997 by a third party that claimed Natrol's marketing of Melatonin infringed the third party's patents relating to a method of using Melatonin and sought to license such patents to Natrol. Since Natrol does not believe its marketing of Melatonin infringes the third party's patent claims, Natrol has declined to enter into a license agreement with the third party. Any infringement claims by third parties against the Company may have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. PROPERTIES

In December 1998, the Company purchased, for $5.25 million, the 90,000 square foot manufacturing, distribution and office facility in Chatsworth, California it had been leasing pursuant to a 10 year lease. The Company has occupied this facility since March 1997. The facility was designed and constructed to the Company's specifications and includes areas for shipping and receiving, quarantine of new materials, manufacture, quality control and laboratory activities, research and development, packaging, warehousing and administrative offices.

On March 1, 1999 the Company commenced leasing a 26,640 square foot shipping facility located within one quarter mile of its headquarters facility in Chatsworth, California. The Company stores raw materials and ships finished products from this warehouse.

The Company also leases 6,800 square feet of space in Chatsworth, California that it periodically subleases to others. As of the end of December, the lease on this property had 2.5 years remaining. The Company attempts to keep this space fully leased but, on occasion, this space remains unoccupied. The Company does not intend to renew this lease once the lease obligation is fulfilled.

ITEM 3. LEGAL MATTERS

From time to time the Company is subject to litigation incidental to its business, including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage.

The Company is not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the calendar year 1998, no matters were submitted to a vote of the security holders of the Company.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

PRICE RANGE OF COMMON STOCK

The Common Stock of the Company has traded on the Nasdaq National Market under the symbol "NTOL" since the Company's initial public offering ("IPO") in July 1998, in which 3,200,000 shares of Common Stock were issued and sold by the Company. The Company sold an additional 295,500 shares in connection with the underwriter's exercise of their over-allotment option in the IPO. Prior to the IPO, there was no market for the Common Stock. On March 24, 1999, the last reported sales price of the Company's Common Stock as reported on the Nasdaq National Market was $6.00. As of March 24, 1999 there were 21 holders of record of the Company's Common Stock. The high and low sales prices for the Common Stock as reported by the Nasdaq National Market for the periods since the IPO are summarized below.


Fiscal Year Ended December 31, 1998        High        Low
-----------------------------------        ----        ---
Quarter ended September 30, 1998
(from July 27, 1998)                    $17.875     $7.438
Quarter ended December 31, 1998          15.625      6.125


DIVIDEND POLICY

In 1996, the Company was taxed under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code") for the period from July 1, 1996 through September 29, 1996. During this period, the Company declared and paid dividends to its stockholders, including amounts sufficient for its stockholders to pay their income taxes on the earnings of the Company that were treated as having been earned by the Company's stockholders. The Company terminated its "S" corporation status on September 30, 1996.

The Company currently intends to retain earnings to finance its operations and future growth and does not anticipate paying dividends on its Common Stock in the foreseeable future. Under Delaware law, the Company is permitted to pay dividends only out of its surplus, or, if there is no surplus, out of its net profits. The Company currently has no debt obligations whose covenants restrict the payment of dividends. However, in the past, the Company has entered into agreements with lenders that have restricted the Company's ability to issue dividends and at some future date the Company may enter into similar loan agreements limiting the ability of the Company to pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

The Company has not sold any securities since the IPO that were not registered under the Securities Act of 1933, as amended.

USE OF PROCEEDS

The Company completed the IPO in July 1998. The IPO was made pursuant to a Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on May 7, 1998, as amended (Commission File No. 333-52109), which was declared effective on July 21, 1998. The IPO commenced on July 22, 1998 and terminated shortly thereafter after the sale into the public market of all of the registered shares of Common Stock.

The shares of Common Stock sold in the IPO were offered for sale by a syndicate of underwriters represented by Adams, Harkness & Hill, Inc., NationsBanc Montgomery Securities LLC and Piper Jaffray Inc.

The Company registered an aggregate of 4,531,000 shares of Common Stock (including 591,000 shares issuable upon the exercise of the underwriters' overallotment option) for sale in the IPO at a per share price of $15.00, for an aggregate offering price of approximately $68.0 million. Of the 4,531,000 shares sold in the IPO, 3,495,500 shares were registered for the Company's account.

The Company incurred the following expenses in connection with the IPO:

Underwriting discounts and commissions       $3.67 million
Other expenses                               $1.05 million
                                             -------------
Total expenses                               $4.72 million

After deducting the expenses set forth above, the Company received approximately $47.7 million in net proceeds from the IPO. The Company used approximately (a) $8.4 million of the proceeds to repay in July 1998 borrowings under the Company's then existing senior credit facility with Wells Fargo Bank, N.A., including fees and accrued and unpaid interest, (b) $6.0 million to redeem all of the outstanding shares of the Company's Redeemable Preferred Stock in July 1998, (c) $7.5 million to complete the acquisition of the Laci Le Beau tea business in October 1998, and (d) $5.25 million to purchase its headquarters/ manufacturing facility in December 1998.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the four years ended December 31, 1998 is derived from consolidated financial statements of Natrol, Inc. and subsidiaries, which have been audited by Ernst & Young LLP, independent auditors. The selected financial data for the year ended December 31, 1994 is derived from unaudited financial statements. The unaudited consolidated financial statements have been prepared by the Company on a basis consistent with the Company's audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's consolidated financial position and results of operations for the year ended 1994. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto included herein.

                                               YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------
                                  1994      1995       1996     1997     1998
                                 -------   -------  --------  -------   -------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
 INCOME DATA:
Net sales                        $12,214   $23,566   $40,802  $42,875   $68,207
Cost of goods sold                 7,106    12,214    18,497   19,800    32,012
                                 -------   -------  --------  -------   -------
     Gross profit                  5,108    11,352    22,305   23,075    36,195
                                 -------   -------  --------  -------   -------
Selling and marketing expenses     2,552     4,458     8,736   11,398    17,757
General and administrative
 expenses                          1,739     3,378     5,431    4,450     6,513
                                 -------   -------  --------  -------   -------
     Total operating expenses      4,291     7,836    14,167   15,848    24,270
                                 -------   -------  --------  -------   -------
Operating income                     817     3,516     8,138    7,227    11,925
                                 -------   -------  --------  -------   -------
Interest income (expense), net      (25)      (19)        54    (220)     (197)
                                 -------   -------  --------  -------   -------
Income before income tax
 provision                           792     3,497     8,192    7,007    12,122
Income tax provision                 301     1,453  2,299(1)    2,816     4,606
                                 -------   -------  --------  -------   -------
Net income                          $491    $2,044    $5,893   $4,191    $7,516
                                 -------   -------  --------  -------   -------

Basic earnings per share           $0.08     $0.34     $0.94    $0.59     $0.76

Diluted earnings per share         $0.08     $0.34     $0.83    $0.41     $0.63

Weighted average shares
 outstanding-basic                 6,000     6,000     6,275    7,100     9,854
Weighted average shares
 outstanding-diluted               6,000     6,000     7,065   10,273    11,891



                                                    DECEMBER 31,
                                 ----------------------------------------------
                                  1994      1995       1996     1997     1998
                                 -------   -------  --------  -------   -------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents           $560      $515      $285   $1,800      $559
Marketable securities                  -         -         -        -    19,010
Working capital                      926     2,741     4,496    8,424    35,673
Total assets                       3,972     7,608    11,345   19,716    68,708
Long-term debt, less current
 maturities                           84        67       405    2,606         -
Convertible participating
 preferred stock                       -         -    12,000   12,000         -
Total stockholders' equity
 (deficit)                         1,259     3,303    (5,755)  (1,564)   59,641
Cash dividend declared per
 common share                      $0.00     $0.00     $0.55    $0.00     $0.00

--------------
(1) In 1996, the Company was taxed under Subchapter S of the Code for the period from July 1, 1996 through September 29, 1996, and was taxed under Subchapter C of the Code for the period from January 1, 1996 through June 30, 1996 and for the period from September 30, 1996 through December 31, 1996. Accordingly, the provision for income taxes for the period in which the Company was taxed as a Subchapter S corporation reflects primarily state income tax, if any. If the Company had been subject to taxation under Subchapter C of the Code for the entire year ended December 31, 1996, the pro forma provision for income taxes would have been $3.2 million and pro forma basic earnings per share and pro forma diluted earnings per share would have been $0.80 and $0.71, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED CONSOLIDATED FINANCIAL DATA" AND THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS DOCUMENT.

OVERVIEW

Natrol's core business is the manufacturing and marketing of branded, high-quality dietary supplements.

The Company sells its core products under the Natrol brand name through multiple distribution channels throughout the United States, including domestic health food stores and mass market drug, retail and grocery store chains.

The growth in Natrol brand sales historically has been a result of the introduction of new products on an ongoing basis and the expansion of sales through additional channels of distribution. During the last three years, the Company's net sales have been affected by the success of certain products, including Melatonin, DHEA and St. John's Wort, which were introduced in 1995, 1996 and 1997, respectively. Melatonin was introduced in the third quarter of 1995 and generated $6.7 million in revenue that year. In 1996, Melatonin and DHEA gained substantial popularity with the general public and accounted for $22.9 in million revenues, more than 50% of the Company's net sales in that year. However, during 1997 the net sales volume of these two products declined by an aggregate of $9.8 million, or 42.9%. When consumer products experience heightened public popularity, it is not uncommon for them to enjoy peaks of pipeline sales followed by declines. Accordingly, the Company anticipated a decline in net sales of Melatonin and DHEA and introduced 34 new products in 1997, which accounted for $8.9 million, or 20.7%, of net sales in 1997. One major item in this product introduction mix was St. John's Wort, which was launched in the third quarter of 1997 and generated $3.8 million in sales. Growth in existing product lines in 1997 added an additional $6.8 million to 1997 net sales.

During 1998, the Company introduced approximately 70 new items. The Natrol brand product line currently includes approximately 190 items which are packaged in various sizes (e.g., 30 count, 60 count, etc.), strengths (e.g., 50 mg, 100 mg, etc.), and combinations (e.g., multiple vitamins with or without iron). These sizes, strengths and combinations create approximately 500 stockkeeping units (SKUs).

During 1998 approximately 14% of the Company's revenues were generated by these new Natrol brand items. Ester-C-Registered Trademark- and Melatonin generated 14% and 10% of revenues, respectively. The Company continues to believe that introducing new products is important to the Company's growth and to maintaining what it believes to be an excellent reputation for being an innovative Company within the nutritional supplement industry and as such the Company expects to introduce more new products in 1999.

Prior to 1995, most of the Company's distribution was within the health food channel of trade. Today, the health food channel of trade accounts for approximately 31% of the Company's branded Natrol business. A majority of the remaining sales are to mass market accounts. Net sales to Walgreens accounted for 15.9% of the Company's net sales for 1998 and 17.8% and 12.6% of the Company's net sales in 1997 and 1996, respectively. No other customer accounted for more than 10% in 1998.

ACQUISITIONS DURING 1998

During 1998, the Company completed two acquisitions.

On February 27, 1998, the Company acquired substantially all of the assets and certain liabilities of Pure-Gar, L.P. The acquisition involved the purchase of two brands of garlic supplements, Quintessence and Highgar Farms, as well as a bulk ingredient business. In connection with the acquisition, the Company recorded a purchase price of $11.0 million with $9.0 million of goodwill which is being amortized on a straight line basis over 15 years, amounting to $600,000 of annual amortization expense. Upon completing the acquisition, the Company began the process of developing its own Garlipure line of Natrol garlic supplements and then filling shelf space formerly allocated by retailers to the acquired Highgar Farms and Quintessence lines with its Garlipure line. The Company also began to aggressively promote its ingredient supply business. Sales of garlic supplements prior to the acquisition were nominal. In 1998, the Company sold approximately $2.2 million in garlic supplements.

Many of the Company's ingredient customers are direct competitors to the Company's core branded Natrol business and as such the Company maintains a "Chinese Wall" between its Pure-Gar division and the rest of the Company. The purpose is to ensure that Pure-Gar customer sales information is not transferred to the rest of the Company. The Company's Pure-Gar ingredient supply business contributed approximately $6.5 million to revenues and $3.4 million to the Company's gross margin during the period from when the Company acquired Pure-Gar through December 31, 1998.

On October 1, 1998, the Company acquired certain of the assets of Laci Le Beau which consisted of Laci Le Beau Corporation as well as certain related companies. The total purchase price for the acquisition was $7.5 million in cash. Laci Le Beau is a formulator, packager and distributor of specialty teas sold through the health channel of distribution as well as in food stores, drug stores and mass market merchandisers. These channels of distribution are essentially the same as those used by the Company's Natrol branded products. Under the terms of the acquisition agreement, the Company acquired no accounts receivable, nor did it assume any liabilities of Laci Le Beau. The acquisition is being accounted for using the purchase method, and, accordingly, the assets acquired are recorded at their estimated fair values. The excess of the cost of the acquisition over the fair value of the assets purchased was approximately $5.0 million and is being amortized over 15 years.

The Laci Le Beau tea business contributed $1.6 million in revenue for the quarter and year ended December 31, 1998.

CAPITAL ADDITIONS

During 1997 the Company invested heavily in corporate infrastructure and the building out and equipping of a 90,000 square foot manufacturing and headquarters facility. The facility has improved manufacturing efficiency, and management believes the facility provides the flexibility to service customers more effectively and respond rapidly to increases in demand for particular products.

The Company purchased the headquarters facility on December 24, 1998 for $5.25 million in cash. The Company is now in the process of financing 75% of the purchase price via a non-recourse fixed rate, fixed payment loan to be amortized over 15 years. The estimated rate for the loan is between 7.25% and 7.75%. The Company's depreciation expense will increase as a result of the purchase. Other capital additions in fiscal 1998 amounted to $861,000.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

NET REVENUE. Net Revenue in 1998 increased 58.9% to $68.2 million from $42.9 million in 1997. Of the $25.3 million increase, $6.5 million was due to the sale of raw material ingredients, primarily nutraceutical grade garlic, attributable to the acquisition of Pure-Gar. Another $1.6 million in sales were generated through the sale of Laci Le Beau teas. The remaining $17.2 million represents a 40% increase in sales of Natrol branded products. The increase was achieved through distribution gains at the retail level as well as additional sales from existing and new products.

Two product groupings represented 10% or more of sales in 1998;
Ester-C-Registered Trademark- with approximately 14% of revenue and Melatonin with approximately 10% of revenue.

Sales to Walgreens equaled 15.9% of the Company's revenue. No other customer accounted for more than 10% of the Company's revenues in 1998.

GROSS PROFIT. Gross profit increased 56.8% to $36.2 million, or $13.1 million, in 1998 versus $23.1 million in 1997. The gross margin decreased slightly to 53.1% in 1998 from 53.8% in 1997. The decrease was due primarily to shifts in product mix, including the addition of the Pure-Gar ingredient supply business and the Laci Le Beau tea business.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 56.1%, or $6.4 million, to $17.8 million in 1998 from $11.4 million in 1997. As a percentage of net sales, selling and marketing expenses decreased to 26.0% in 1998 from 26.6% in 1997. The decrease was due to sales growth being more rapid in percentage terms than the growth in corresponding payroll or consumer marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 44.4%, or $2.0 million, to $6.5 million in 1998 from $4.5 million in 1997. As a percentage of net sales, general and administrative expenses decreased to 9.6% in 1998 from 10.4% in 1997. Of the absolute dollar increase, 30%, or $600,000, was due to the amortization of goodwill recorded as a result of the acquisition of Pure-Gar and Laci Le Beau. The remainder was due to increased general and administrative expenses incurred because of the two acquisitions as well as additional personnel and overhead that were added to support the Company's growth during the year.

INTEREST INCOME (EXPENSE), NET. Net interest income for 1998 was $197,000 versus a net expense of $220,000 in 1997. Immediately after the Company's IPO, which was completed in July, 1998, the Company retired all of its debt and began investing its surplus cash in interest bearing investments. Total interest expense for 1998 amounted to $407,000. Interest earned amounted to $604,000. A portion of the interest earned was taxable as income to the corporation and a portion was non-taxable.

INCOME TAX PROVISION. Provision for income taxes increased 64.2%, or $1.8 million, to $4.6 million in 1998 from $2.8 million in 1997. The effective tax rate for 1998 was 38.0% compared to 40.2% for 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

NET SALES. Net sales increased 5.1%, or $2.1 million, to $42.9 million in 1997 from $40.8 million in 1996. The increase was due to net sales of $8.9 million attributable to products introduced in 1997 and a $3.0 million overall increase in net sales of existing products, which more than offset a $9.8 million decrease in net sales of two products, Melatonin and DHEA, whose sales peaked in 1996. The net increase in net sales of new and existing products (other than Melatonin and DHEA ) was primarily due to increased penetration and expanded presence in both the health food store and mass market distribution channels.

GROSS PROFIT. Gross profit increased 3.5%, or $771,000, to $23.1 million in 1997 from $22.3 million in 1996. Gross margin decreased to 53.8% for 1997 from 54.7% for 1996. The decrease was primarily due to a shift in product mix as a result of a decrease in sales in the Company's higher gross margin specialty dietary supplements category, principally Melatonin and DHEA.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 30.5%, or $2.7 million, to $11.4 million in 1997 from $8.7 million in 1996. As a percentage of net sales, selling and marketing expenses increased to 26.6% in 1997 from 21.4% in 1996. The increase was primarily due to increases in spending to support increased net sales, in particular increases in print, radio and television advertising, and other promotional expenses and payroll expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 18.2%, or $981,000, to $4.5 million in 1997 from $5.4 million in 1996. As a percentage of net sales, general and administrative expenses decreased to 10.4% in 1997 from 13.3% in 1996. This decrease was primarily attributable to increased payroll expenses as a result of significantly higher management performance-based incentive bonuses in 1996.

INTEREST INCOME (EXPENSE), NET. Interest expense increased $274,000 to $220,000 in 1997 from interest income of $54,000 in 1996. The increase net was primarily due to increased borrowings to fund capital expenditures.

INCOME TAX PROVISION. Provision for income taxes increased 22.5%, or $518,000, to $2.8 million in 1997 from $2.3 million in 1996. The effective tax rate for 1997 was 40.2%, compared to 28.0% for 1996. The Company was taxed under Subchapter S of the Code for the period from July 1, 1996 through September 30, 1996, at which time the Company ceased to qualify as an S corporation. As a result, the Company paid no federal income taxes for the third calendar quarter of 1996. If the Company had been required to pay federal income taxes during such quarter, the provision for income taxes would have been $3.2 million and the effective tax rate would have been 38.6%. The increase in the effective tax rate in 1997 from the pro forma tax rate in 1996 was primarily due to the differences in the various income tax rates in the states in which the Company did business.

LIQUIDITY AND CAPITAL RESOURCES

Prior to its IPO, the Company had financed its operations and capital requirements primarily through funds from operations and, to a lesser extent, borrowings. At December 31, 1998, the Company had working capital of $35.7 million, as compared to $8.4 million in working capital at December 31, 1997. The increase was primarily due to net proceeds from the IPO, after paying down long-term debt and the redemption of preferred stock.

On July 27, 1998, the Company completed the IPO of 3,940,000 shares of Common Stock priced at $15.00 per share. Of the total shares offered, 3,200,000 shares were sold by the Company. The Company sold an additional 295,500 shares of Common Stock on August 6, 1998, pursuant to the underwriters' exercise of the overallotment option granted in the IPO. The net proceeds to the Company from the IPO were $47.7 million, including the shares sold pursuant to the underwriters' exercise of the overallotment option. Of the net proceeds to the Company, $8.4 million was used to repay in full long-term debt. As more fully described in Natrol's prospectus dated July 22, 1998, all of the 27,000 shares of convertible participating preferred stock purchased by certain investors in September 1996 were converted into 2,700,000 shares of Common Stock of the Company and shares of redeemable preferred stock, which were immediately redeemed for a total of $6.0 million. The redemption price of the redeemable preferred stock was funded from the proceeds of the IPO.

Net cash provided by operating activities was $4.5 million for the year ended December 31, 1998 versus cash provided of $2.1 million and $3.8 million in 1997 and 1996, respectively. The increase in net cash provided by operating activities in 1998 compared to 1997 was primarily due to higher levels of depreciation and amortization, an increase in provisions to reserves for doubtful accounts and other reserves and an increase in accounts payable and other accruals which were partially offset by higher levels of inventory balances and accounts receivable. The increase in inventory balances, from $6.9 million to $13.4 million, was primarily due to the purchase of larger quantities of raw materials to obtain favorable volume discounts and the necessity to carry additional inventory to support the Company's broader product offerings with its introduction of several new products during the year. The increase in accounts receivable was the result of increased sales by the Company. At December 31, 1998, the Company's average trade receivable aging was approximately 54 days versus 1997 when the average receivable aging was 46 days. The lengthening of the average accounts receivable aging is due in part to changes in the Company's customer mix, which includes ingredient supply customers and a high proportion of mass market business where, in each case, payment terms are typically longer than in the rest of the Company's business.

The decrease in net cash provided by operating activities in 1997 compared to 1996 was primarily due to a decrease in net income and reflects higher levels of accounts receivable and inventory balances, partially offset by higher levels of depreciation and amortization, provision for reserves for doubtful accounts and other reserves and accounts payable. The increase in inventory balances was primarily due to the purchase of larger quantities of raw materials to obtain favorable volume discounts and the purchase of raw materials for new products in anticipation of new product introductions scheduled for 1998. The increase in accounts receivable was the result of increased sales by the Company during such period to mass market retailers from whom accounts receivable are on average outstanding for a longer period of time.

Net cash used in investing activities was $43.8 million for the year ended 1998 and $3.2 million and $1.9 in 1997 and 1996, respectively. Of the net cash used in investing activities in 1998, the Company used $11.1 million to consummate the Pure-Gar acquisition, $7.6 million to complete the Laci Le Beau acquisition, $5.3 million to purchase its corporate headquarters facility and invested $861,000 in plant and equipment. The remainder of cash used in investing activities, or $19.0 million net, was used to purchase marketable securities. Substantially all net cash used in investing activities in 1997 and 1996 constituted capital expenditures made in connection with the build-out of the Company's manufacturing facility/headquarters, which the Company began in 1996.

Net cash provided by financing activities was $38.1 million for the year ended December 31, 1998 and $2.6 million and ($2.1 million) in 1997 and 1996, respectively. Net cash provided by financing activities in the year ended December 31, 1998 consisted of net proceeds of $47.7 million from the Company's IPO, which was completed on July 27, 1998, as well as $9.0 million of borrowings to finance the acquisition of Pure-Gar in late February 1998. This inflow of funds was offset by the repayment of $4.2 million of debt prior to the IPO as well as the repayment of all of the Company's outstanding debt of $8.4 million in July 1998 and the redemption of $6.0 million of redeemable preferred stock as described above.

Net cash provided by financing activities in 1997 was comprised of net borrowings of $3.0 million to finance capital expenditures made in connection with the build-out and equipping of the Company's manufacturing facility, which was partially offset by $400,000 used to pay dividends to stockholders declared in 1996.

Net cash used in financing activities in 1996 was comprised of net borrowings of $415,000 used for capital expenditures and proceeds of $854,000 from the sale by the Company of 1,921.9 shares of convertible participating preferred stock. These amounts were more than offset by $503,000 (net of $349,000 of compensation expense) used to redeem shares of Common Stock from a stockholder and $2.9 million used to pay dividends to stockholders.

As of the end of 1998, the Company had no outstanding debt, nor did it have any credit facilities in place. The Company is currently negotiating with its prime bank, Wells Fargo, to refinance the acquisition of its headquarters building which was completed on December 24, 1998. The Company expects to have this financing in place during the second quarter of 1999.

The Company's cash and marketable securities balances combined at the close of 1998 was approximately $19.6 million. The Company believes that this amount, together with cash generated from operations and the cash it will receive from financing its headquarters facility, will be sufficient to fund its anticipated working capital needs and capital expenditures (other than financing necessary to complete future acquisitions, if any) for at least the next 12 months. Future acquisitions, if any, could be funded with cash from operations as well as future borrowings. Future borrowings may include covenants restricting the Company's ability to issue dividends or to make additional acquisitions. There can be no assurance that attractive acquisition opportunities will be available to the Company or will be available at prices and upon such other terms that are attractive to the Company. The Company regularly evaluates the potential acquisition of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, the Company will publicly announce such acquisitions only after a definitive agreement has been signed. The Company currently has no commitments or agreements with respect to any acquisition. In addition, in order to meet its long-term liquidity needs or consummate future acquisitions, the Company may be required to incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

IMPACT OF INFLATION

Generally, inflation has not had a material impact on the Company's historical operations or profitability.

YEAR 2000 READINESS DISCLOSURE

The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

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

The Company has developed plans to address the possible exposures related to the impact on its computer systems of the year 2000 issue. Key financial, information and operational systems, including equipment with embedded microprocessors, have been or are currently being inventoried and assessed, and detailed plans have been or are currently being developed for the required systems modifications or replacements. Progress against these plans is monitored and reported to management on a regular basis. Implementation of required changes to critical systems is expected to be completed during the first half of 1999. The Company is also focusing on major customers and suppliers to assess their compliance. The Company has received assurances from customers that such customers expect to be Year 2000 compliant and is seeking such assurances from its other material customers and suppliers. Nevertheless, there can be no assurance that there will not be a material adverse effect on the Company if third party, governmental or business entities do not convert or replace their systems in a timely manner and in a way that is compatible with the Company's systems. In the event a material customer or supplier is not Year 2000 compliant, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

The preceding "Year 2000 Readiness Disclosure" contains various forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Section 27A of the Securities Act of 1933. These forward-looking statements represent the Company's beliefs or expectations regarding future events. When used in the "Year 2000 Readiness Disclosure", the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the modification and testing phases of its Year 2000 project plan as well as its Year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

RISK FACTORS

The Company's ability to predict results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in other past reports including but not limited to the Company's Prospectus dated July 22, 1998 and filed with the Securities and Exchange Commission.

Factors that could cause or contribute to the Company's actual results differing materially from those discussed herein or for the Company's stock price to be affected adversely include but are not limited to, - (i) industry trends, including a potential general downturn or slowing of the growth of the dietary supplement industry, (ii) increased competition from current competitors and new market entrants, (iii) adverse publicity regarding the dietary supplement industry or the Company's products, (iv) the Company's dependence upon its ability to develop new products, (v) government regulation, (vi) exposure to product liability claims,(vii) dependence on significant customers, (viii) the Company's ability to keep and attract key management employees, (ix) the Company's inability to manage growth and execute its business plan, (x) the Company's ability to consummate future acquisitions and its ability to integrate acquired businesses and to retain key personnel associated with any acquisition, (xi) the absence of clinical trials for many of the Company's products, (xii) the Company's inability to obtain raw materials that are in short supply, (xiii) sales and earnings volatility, (xiv) the Company's ability to manufacture its products efficiently, (xv) the Company's reliance on independent brokers to sell its products, (xvi) the inability of the Company to protect its intellectual property, (xvii) control by principal shareholders, (xviii) the possible sale of large amounts of stock by controlling shareholders, (xiv) volatility in the stock markets, (xx) a failure of the Company to properly address the year 2000 issue, and (xxi) a general downturn in the national economy as a whole. These and other such factors are discussed in more under the caption "Risk Factors" and elsewhere in this report.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates.

The Company maintains a portfolio of highly liquid cash equivalents and marketable securities. Marketable securities consist primarily of certificates of deposits, commercial paper and corporate and municipal bonds. Given the short-term nature and liquidity of these investments, and that the Company has no borrowings outstanding, the Company is not subject to significant interest rate risk.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Accountants and the Consolidated Financial Statements and notes thereto are presented under Item 14 of this Report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

Information required under Part III (Items 10, 11, 12, and 13) is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to beheld on June 2, 1999.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)(1)       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:             PAGE(S)
              Report of Independent Auditors                            55
              Consolidated Balance Sheets as of December 31, 1998
                   and 1997                                             56

              Consolidated Statements of Income for the years
                   ended December 31, 1998, 1997 and 1996               57
              Consolidated Statements of Stockholders' Equity
                   (Deficit) for the years ended December 31,
                   1998, 1997 and 1996                                  58

              Consolidated Statements of Cash Flows for the years
                   ended December 31, 1998, 1997 and 1996               59
              Notes to Consolidated Financial Statements                60


 (a)(2)       Index to Consolidated Financial Statement Schedules:


              All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

 (a)(3) INDEX TO EXHIBITS:

        (2)   Plan of Acquisition, Reorganization, Arrangement, Liquidation or
              Succession:

                     2.1 Asset Purchase Agreement by and among Natrol Acquisition Corp., the Company, Laci Le Beau Corporation, Shay Lee Corporation, and the
                            Nutrition Products Trust of 1995 dated as of September 18, 1998 (incorporated herein by reference to Item 7(c) of the Company's Current Report on
                            Form 8-K report filed October 9, 1998)

        (3)   Articles of Incorporation and By-Laws:

                     3.1    The Third Amended and Restated

                            Certificate of Incorporation of the Company is filed herewith as exhibit 3.1

                     3.2    The Amended and Restated By-Laws of
                            the Company (incorporated herein by
                            reference to Exhibit 3.6 to the
                            Company's Registration Statement on
                            Form S-1, as amended, File No. 333-52109).

        (4) Instruments Defining the Rights of Security Holders, Including Indentures:

                     4.1 Specimen Stock Certificate for shares of Common Stock, $.01 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, as amended, File No. 333-52109).

        (10)  Material Contracts

                     10.1 Natrol, Inc. Amended and Restated 1996 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, as amended, File No. 333-52109);

                     10.2 Natrol, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, as amended, File No. 333-52109);

                     10.3 Form of Indemnification Agreement between Natrol, Inc. and each of its directors (incorporated herein by reference to Exhibit
                            10.4 to the Company's Registration Statement on Form S-1, as amended, File No. 333-52109);

                     10.4 Restricted Stock Agreement, dated November 14, 1996, by and between Natrol, Inc. and Dennis R. Jolicoeur (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, as amended, File No. 333-52109);

                     10.5   Promissory Note of Dennis R. Jolicoeur,
                            dated November 14, 1996 (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, as amended, File No. 333-52109);

                     10.6 Pledge Agreement, dated November 14, 1996, by and between Natrol, Inc. and Dennis R. Jolicoeur (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, as amended, File No. 333-52109);

                     10.7 Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, as amended, File No. 333-52109);

                     10.8 Supply Agreement, dated as of February 8, 1998, by and between the Company and Basic Vegetable Products, L.P. (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended, File No. 333-52109);

                     10.9 Distributorship/Packager/Supply Agreement, dated as of January 1, 1995, by and between the Company and Inter-Cal Corporation (incorporated herein by reference to Exhibit
                            10.11 to the Company's Registration Statement on Form S-1, as amended, File No. 333-52109);

                     10.10 Letter Agreement dated July 18, 1997 between the Company and Jon J. Denis (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, as amended, File No. 333-52109);

                     10.11 Description of Salary and Incentive Bonus Arrangements for Dennis R. Jolicoeur, Cheryl R. Richitt and Gary P. DeMello (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, as amended, File No. 333-52109);

                     10.12 Purchase and Sale Agreement between WHLW Real Estate Limited Partnership,

                            Natrol Real Estate, Inc. and Natrol, Inc. is filed herewith as Exhibit 10.12.


        (21) Subsidiaries of Natrol, Inc.: A list of Subsidiaries of the Company is filed herewith as Exhibit 21.1.

        (23) Consent of Experts and Counsel: Consent of Ernst & Young LLP is filed herewith as Exhibit 23.1.

        (27) Financial Data Schedule: The Financial Data Schedule is filed herewith as Exhibit 27.1.

        (b)          REPORTS ON FORM 8-K:

                     The registrant filed the following Current Reports on Form 8-K during the three month period ended December 31, 1998:

                     1. On October 9, 1998, the Company filed a Current Report on Form 8-K announcing that on September 30, 1998, the Company, through its wholly-owned subsidiary Natrol Acquisition Corp., acquired substantially all of the assets and properties of Laci Le Beau Corporation, Shay Lee Corporation and the Nutrition Products Trust of 1995 pursuant to an Asset Purchase Agreement dated as of September 18, 1998.

                     2. On December 14, 1998, the Company filed an amendment to a Current Report on Form 8-K/A filing the Combined Financial Statements of Laci Le Beau Corporation and Related Entities as of September 30, 1998 and for the nine months then ended as Exhibit 99.1 and the Unaudited Pro Forma Consolidated Financial statements of Natrol, Inc. as of and for the nine months ended September 30, 1998 and Consolidated Statement of Income for the year ended December 31, 1997 as Exhibit 99.2.

                                     SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this __ day of March, 1999.

                                       Natrol, Inc.

                                       By: /s/ ELLIOTT BALBERT
                                          -----------------------------
                                          Elliott Balbert
                                          President and Chief
                                          Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

SIGNATURES                         TITLE                           DATE SIGNED
----------                         -----                           -----------

/s/ Elliott Balbert
------------------------   Chairman of the Board,                 March 30, 1998
Elliott Balbert            Chief Executive Officer,
                           President and Director
                           (Principal Executive Officer)
/s/ Dennis R. Jolicoeur
------------------------   Chief Financial Officer,               March 30, 1998
Dennis R. Jolicoeur        Executive Vice President
                           and Director (Principal
                           Financial Officer and
                           Principal Accounting
                           Officer)
/s/ Norman Kahn
------------------------   Director                               March 30, 1998
Norman Kahn

/s/ David Laufer
------------------------   Director                               March 30, 1998
David Laufer

/s/ P. Andrews McLane
------------------------   Director                               March 30, 1998
P. Andrews McLane

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Natrol, Inc.

We have audited the accompanying consolidated balance sheets of Natrol, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the years in the three year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natrol, Inc. and subsidiaries at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.

Woodland Hills, California
February 16, 1999

                                 Natrol, Inc.

                         Consolidated Balance Sheets



                                                                     DECEMBER 31
                                                                 1998          1997
                                                             -------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                     $559,424    $1,800,202
  Marketable securities                                       19,010,826             -
  Accounts receivable, net of allowances of $332,000
   and $262,000 at December 31, 1998 and 1997,
   respectively                                                9,987,002     5,396,625
  Inventories                                                 13,437,455     6,934,181
  Deferred taxes                                               1,214,076       553,890
  Prepaid expenses and other current assets                      499,366       340,649
                                                             -------------------------
Total current assets                                          44,708,149    15,025,547
Property and equipment:
  Building and improvements                                    6,881,707     1,875,625
  Machinery and equipment                                      3,826,351     2,804,346
  Furniture and office equipment                               1,238,749       871,048
                                                             -------------------------
                                                              11,946,807     5,551,019
  Accumulated depreciation and amortization                   (1,756,182)     (922,839)
                                                             -------------------------
                                                              10,190,625     4,628,180

Goodwill, net of accumulated amortization of $588,168         13,774,701             -
Other assets                                                      34,365        62,373
                                                             -------------------------
Total assets                                                 $68,707,840   $19,716,100
                                                             -------------------------
                                                             -------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                            $5,943,224    $3,867,846
  Accrued expenses                                             2,066,935       899,311
  Accrued payroll and related liabilities                        804,623       413,687
  Income taxes payable                                           220,135       422,083
  Current portion of long-term debt                                    -       998,611
                                                             -------------------------
Total current liabilities                                      9,034,917     6,601,538
Deferred income taxes, noncurrent                                 32,013        72,774
Long-term debt, less current portion                                   -     2,606,250
Convertible participating preferred stock, $0.01 par
 value per share, none and 27,000 shares authorized,
 issued and outstanding as of December 31, 1998 and                    -    12,000,000
 1997, respectively
Commitments
Stockholders' equity (deficit):
  Preferred stock, par value of $0.01 per share:
    Authorized shares - 2,000,000
    Issued and outstanding shares - none                               -             -
  Common Stock, par value of $0.01 per share:
    Authorized shares - 50,000,000
    Issued and outstanding shares - 13,301,990 and
      7,100,000 at December 31, 1998 and 1997,
      respectively                                               133,020        71,000
  Additional paid-in capital                                  60,187,301       559,500
  Retained earnings (deficit)                                   (116,911)   (1,632,462)
                                                             -------------------------
                                                              60,203,410    (1,001,962)
  Receivable from stockholder                                   (562,500)     (562,500)
                                                             -------------------------
Total stockholders' equity (deficit)                          59,640,910    (1,564,462)
                                                             -------------------------
Total liabilities and stockholders' equity (deficit)         $68,707,840   $19,716,100
                                                             -------------------------
                                                             -------------------------

SEE ACCOMPANYING NOTES.

                                 Natrol, Inc.

                      Consolidated Statements of Income



                                                YEAR ENDED DECEMBER 31

                                           1998          1997          1996
                                        ----------------------------------------
Net sales                               $ 68,206,585  $ 42,874,759  $ 40,802,352
Cost of goods sold                        32,011,641    19,799,712    18,497,818
                                        ----------------------------------------
Gross profit                              36,194,944    23,075,047    22,304,534


Selling and marketing expenses            17,757,395    11,398,390     8,735,815
General and administrative expenses        6,513,094     4,450,244     5,431,368
                                        ----------------------------------------
Total operating expenses                  24,270,489    15,848,634    14,167,183
                                        ----------------------------------------
Operating income                          11,924,455     7,226,413     8,137,351


Interest income                              604,871        20,695       109,102
Interest expense                           (407,452)     (240,250)      (55,472)
                                        ----------------------------------------
Income before income tax provision        12,121,874     7,006,858     8,190,981
Income tax provision                       4,606,323     2,816,158     2,298,593
                                        ----------------------------------------
Net income                               $ 7,515,551   $ 4,190,700   $ 5,892,388
                                        ----------------------------------------
                                        ----------------------------------------

Pro forma net income data (NOTE 5):
       Income before provision for
              income taxes              $ 12,121,874   $ 7,006,858   $ 8,190,981
       Pro forma income tax provision
              (actual for the years
              ended 1998 and 1997)         4,606,323     2,816,158     3,159,793
                                        ----------------------------------------
       Pro forma net income              $ 7,515,551   $ 4,190,700   $ 5,031,188
                                        ----------------------------------------
                                        ----------------------------------------

Basic earnings per share                       $0.76         $0.59         $0.94
                                        ----------------------------------------
                                        ----------------------------------------

Diluted earnings per share                     $0.63         $0.41         $0.83
                                        ----------------------------------------
                                        ----------------------------------------

Weighted average shares outstanding
       basic                               9,854,411     7,100,000     6,275,000
                                        ----------------------------------------
                                        ----------------------------------------

Weighted average shares outstanding
       diluted                            11,890,513    10,272,859     7,065,385
                                        ----------------------------------------
                                        ----------------------------------------



SEE ACCOMPANYING NOTES.

                                  Natrol, Inc.

            Consolidated Statements of Stockholders' Equity (Deficit)

                                             REDEEMABLE PREFERRED     ORIGINALLY ISSUED
                                                    STOCK                COMMON STOCK            COMMON STOCK       ADDITIONAL
                                            ----------------------  ----------------------  ----------------------    PAID-IN
                                              SHARES      AMOUNT     SHARES      AMOUNT      SHARES      AMOUNT       CAPITAL
                                            -----------  ---------  ---------  -----------  ---------  -----------  -----------
Balance at January 1, 1996                          --   $      --  6,000,000   $  10,000          --   $      --    $  50,000
Dividends, $0.55 per share                          --          --         --          --          --          --           --
Exchanged shares in exchange for new
   shares                                           --          -- (6,000,000)    (10,000)  7,027,780      70,278      (50,000)
Repurchase from stockholder                         --          --         --          --    (227,780)     (2,278)          --
Restricted stock issued                             --          --         --          --     300,000       3,000      559,500
Adjustment for redemption value of
   convertible participating preferred
   stock                                            --          --         --          --          --          --           --
Net income                                          --          --         --          --          --          --           --
                                            -----------  ---------  ---------  ----------   ---------- -----------  ----------
Balance at December 31, 1996                        --          --         --          --   7,100,000      71,000      559,500
Net income                                          --          --         --          --          --          --           --
                                            -----------  ---------  ---------  ----------   ---------- -----------  ----------
Balance at December 31, 1997                        --          --         --          --   7,100,000      71,000      559,500
Issuance of Common Stock at $15 per share
   (net of approximately $4,720,000 of
   offering costs)                                  --          --         --          --   3,495,500      34,955   47,605,218
Conversion of convertible participating
   preferred stock to Common Stock                  --          --         --          --   2,700,000      27,000   11,973,000
Conversion of convertible participating
   stock to redeemable preferred stock          13,500   6,000,000         --          --          --          --           --
Redemption of redeemable preferred stock       (13,500) (6,000,000)        --          --          --          --           --
Issuance of Common Stock under employee
   stock purchase plan                              --          --         --          --       6,490          65       49,583
Net income                                          --          --         --          --          --          --           --
                                            -----------  ---------  ---------  ----------   ---------- -----------  ----------
Balance at December 31, 1998                        --   $      --         --   $      --   13,301,990   $ 133,020  60,187,301
                                            -----------  ---------  ---------  ----------   ---------- -----------  ----------
                                            -----------  ---------  ---------  ----------   ---------- -----------  ----------


                                            RETAINED     RECIVABLE
                                            EARNINGS       FROM
                                            (DEFICIT)   STOCKHOLDER     TOTAL
                                            ---------  -------------  ---------
Balance at January 1, 1996                  $3,243,45    $      --   $3,303,450
Dividends, $0.55 per share                 (3,300,000)          --   (3,300,000)
Exchanged shares in exchange for new
   shares                                     (13,250)          --       (2,972)
Repurchase from stockholder                  (502,900)          --     (505,178
Restricted stock issued                            --     (562,500)          --
Adjustment for redemption value of
   convertible participating preferred
   stock                                  (11,142,850)          --  (11,142,850)
Net income                                  5,892,388           --    5,892,388
                                            ---------    ---------  -----------
Balance at December 31, 1996               (5,823,162)    (562,500)  (5,755,162)
Net income                                  4,190,700           --    4,190,700
                                            ---------    ---------  -----------
Balance at December 31, 1997               (1,632,462)    (562,500)  (1,564,462)
Issuance of Common Stock at $15 per share
   (net of approximately $4,720,000 of
   offering costs)                                 --           --   47,640,173
Conversion of convertible participating
   preferred stock to Common Stock                 --           --   12,000,000
Conversion of convertible participating
   stock to redeemable preferred stock     (6,000,000)          --           --
Redemption of redeemable preferred stock           --           --   (6,000,000)
Issuance of Common Stock under employee
   stock purchase plan                             --           --       49,648
Net income                                  7,515,551           --    7,515,551
                                            ---------    ---------  -----------
Balance at December 31, 1998                $(116,911)   $(562,500) $59,640,910
                                            ---------    ---------  -----------
                                            ---------    ---------  -----------

SEE ACCOMPANYING NOTES.

                                     Natrol, Inc.

                        Consolidated Statements of Cash Flows


                                                  YEAR ENDED DECEMBER 31
                                             1998         1997          1996
                                         ----------------------------------------
OPERATING ACTIVITIES

Net income                               $  7,515,551 $  4,190,700  $  5,892,388
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
   Depreciation and amortization              837,014      690,335       364,158
   Amortization of goodwill                   588,168            -             -
   Provision for bad debts                     69,230    1,002,683       314,820
   Deferred taxes                            (700,947)     138,163      (397,461)
   Changes in operating assets and
     liabilities:
     Accounts receivable                   (3,387,913)  (1,440,220)      (88,178)
     Inventories                           (3,335,621)  (3,059,881)   (1,770,548)
     Income taxes receivable/payable         (201,948)     600,944    (1,031,246)
     Prepaid expenses and other current
      assets                                 (158,717)    (140,126)      (52,632)
     Other assets                              24,337        9,570       (40,757)
     Accounts payable                       1,686,466      878,849       549,052
     Accrued expenses                       1,167,624     (899,368)       (3,475)
Accrued payroll and related liabilities       390,936      167,183        35,201
                                           ----------   ----------    ----------
Net cash provided by operating              4,494,180    2,138,832     3,771,322
  activities

INVESTING ACTIVITIES
Assets purchased, net of liabilities
assumed in connection with acquisitions   (18,697,869)           -             -
Purchases of marketable securities        (99,153,298)           -             -
Sales of marketable securities             80,142,472            -             -
Purchases of property and equipment        (6,111,223)  (3,219,650)   (1,865,099)
                                           ----------   ----------    ----------
Net cash used in investing activities     (43,819,918)  (3,219,650)   (1,865,099)


FINANCING ACTIVITIES
Proceeds from long-term debt                9,000,000    4,000,000       750,000
Repayments on long-term debt              (12,604,861)  (1,004,167)     (207,639)
Proceeds from issuance of Common Stock,
  net of issuance costs                    47,689,821            -             -
Redemption of redeemable preferred stock   (6,000,000)           -             -
Repayments on line of credit, net                   -            -      (127,778)

Convertible participating preferred                 -            -
  stock sold                                                             854,178

Repurchase of Common Stock                          -            -      (505,178)
Dividends paid to stockholders                      -     (400,000)   (2,900,000)
                                           ----------   ----------    ----------
Net cash provided by (used in) financing
  activities                               38,084,960    2,595,833    (2,136,417)
                                           ----------   ----------    ----------
Net increase (decrease) in cash and cash
  equivalents                              (1,240,778)   1,515,015      (230,194)
Cash and cash equivalents, beginning of
  year                                      1,800,202      285,187       515,381
                                           ----------   ----------    ----------
Cash and cash equivalents, end of year    $   559,424  $ 1,800,202    $  285,187
                                           ----------   ----------    ----------
                                           ----------   ----------    ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
  Interest                               $    407,452  $   240,250  $     55,472
   Income taxes                          $  5,509,261  $ 2,215,000  $  3,770,000


SUPPLEMENTAL NONCASH TRANSACTION:

During the year ended December 31, 1996, the Company adjusted retained earnings (deficit) for $11,142,850, which increases the convertible participating preferred stock to its redemption value.

In July 1998, upon completion of the Company's initial public offering, all of the convertible participating preferred stock converted into 2,700,000 shares of Common Stock and 13,500 shares of redeemable preferred stock.


SEE ACCOMPANYING NOTES.

                                  Natrol, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1998



1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE BUSINESS

Natrol, Inc. (collectively with its subsidiaries, referred to as the Company) manufactures and markets branded, high-quality dietary supplement products, including vitamins, minerals, hormonal supplements, herbal products and specialty combination formulations. The Company primarily sells its products under the Natrol brand name through multiple distribution channels throughout the United States, including domestic health food stores and mass market drug, retail and grocery store chains.

On July 1, 1996, the Company elected to be treated as an S Corporation for federal income and California franchise tax purposes under Subchapter S of the Internal Revenue Code and the corresponding provisions of the California statute. Accordingly, the stockholders reported their equity in the earnings or losses of the Company on their individual tax returns. In connection with this election, the Company changed its year end from June 30 to a calendar year end.

On September 30, 1996, the Company filed an amendment to its charter whereby all outstanding shares of Common Stock were split-up and converted to shares of Common Stock and 25,078.1 shares of convertible participating preferred stock. The original stockholders subsequently sold all of their convertible participating preferred stock to unrelated third parties (the new stockholders). The Company also sold an additional 1,921.9 shares of the convertible participating preferred stock to the new stockholders. Upon completion of the transactions, the new stockholders held 27,000 shares of convertible participating preferred stock which were convertible into approximately 27% of the then outstanding shares of Common Stock and 13,500 shares of redeemable preferred stock.

Upon the creation and issuance of the convertible participating preferred stock on September 30, 1996, the Company was required to change its status for income tax purposes back to a C Corporation.

PRESENTATION

For purposes of comparability to the year ended December 31, 1998 and 1997, the consolidated financial information for 1996 has been restated to include the twelve month period ended December 31, 1996. This twelve month period is referred to in the consolidated financial statements and the following notes

                                  Natrol, Inc.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

to the consolidated financial statements as the year ended December 31, 1996.

On January 15, 1998, the Company reincorporated itself in the State of Delaware. Effective with the reincorporation, a ten-for-one reverse stock split occurred affecting all classes of stock then outstanding. The Company's Board of Directors approved a one hundred-for-one stock split of the Company's Common Stock which became effective on June 19, 1998. All references in the accompanying consolidated financial statements to the number of shares of Common Stock and per common share amounts have been retroactively adjusted to reflect the stock splits. In addition, the Company's capital structure was changed effective June 19, 1998 to reflect 50,000,000 shares of Common Stock and was further changed to authorize an additional 2,000,000 shares of preferred stock. The Board of Directors has authority to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares of preferred stock without any future vote or action by the shareholders.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts and operations of Natrol, Inc. and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

ESTIMATES AND ASSUMPTIONS

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates, although management does not believe that any differences would materially affect the Company's consolidated financial position or results of operations.

                                  Natrol, Inc.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

MARKETABLE SECURITIES

Marketable securities consist of certificates of deposits, commercial paper and corporate and municipal bonds in the amounts of $4,086,958, $2,458,846 and $12,465,022, respectively.

In accordance with Statement on Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All marketable securities were classified as "available-for-sale" securities at December 31, 1998. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as other comprehensive income. Net unrealized gains and losses were not material to the consolidated financial statements as of December 31, 1998, and therefore no amounts are recorded in other comprehensive income. Realized gains and losses on investment transactions are recognized when realized based on settlement dates and recorded as interest income. Interest and dividends on securities are recognized when earned.

INVENTORIES

Inventories are carried at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated on the basis of cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to ten years for furniture, machinery and equipment. Buildings and improvements are depreciated using straight-line methods over five to forty years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated lives of the assets or the lease terms.

                                  Natrol, Inc.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TRADEMARKS AND PATENTS

Costs of obtaining trademarks and patents are capitalized and amortized using the straight-line method over the estimated useful life of eleven years. Trademarks and patents are included in other assets at $40,499 at December 31, 1998 and 1997, respectively, net of accumulated amortization of $25,295 and $21,624 at December 31, 1998 and 1997, respectively. The costs of servicing the Company's patents and trademarks are expensed as incurred.

LONG-LIVED ASSETS

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If an impairment is indicated, the amount of the loss to be recorded is based upon an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted estimated cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods. No such impairment losses have been identified by the Company.

INCOME TAXES

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between enacted rates and laws that will be in effect when the differences are expected to reverse. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.

REVENUE RECOGNITION

The Company sells its products to retail outlets through a direct sales force and a national broker network. Sales are recorded when products are shipped to customers by the Company. Net sales represent products shipped, less estimated returns and allowances for which provisions are made at the time of sale. Generally the returns and allowances are limited to damaged goods and the estimates recorded are based upon known claims and an estimate of additional returns.

                                  Natrol, Inc.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

Advertising and promotional costs are expensed at first showing. In addition, the Company advertises on a cooperative basis by accruing an obligation to reimburse retailers for qualified advertising of Company products. The Company provides for cooperative advertising obligations in the same period as the related revenue is recognized. Advertising and promotional costs amounted to $10,942,024, $6,944,454 and $5,638,500 for the years ended
December 31, 1998, 1997 and 1996, respectively.

RESEARCH AND DEVELOPMENT COSTS

The Company incurs research and development costs relating to the development of its dietary supplement products. Research and development costs are expensed as incurred and amounted to $433,549, $357,064 and $117,184 for the years ended December 31, 1998, 1997 and 1996, respectively. Research and development costs are included in general and administrative expenses on the consolidated statements of income.

STOCK-BASED COMPENSATION

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

EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128 "Earnings per Share." Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing net income by securities or other contracts to issue Common Stock as if these securities were exercised or converted to Common Stock.

The following table sets forth the calculation for basic and diluted earnings per share for the periods indicated:

                                  Natrol, Inc.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE (CONTINUED)

                                                             YEAR ENDED DECEMBER 31
                                                         1998        1997        1996
                                                    ------------------------------------
        Earnings:
         Net income                                  $7,515,551   $4,190,700  $5,892,388
                                                    ------------------------------------
                                                    ------------------------------------
        Shares:
        Weighted average shares for basic
          earnings per share                          9,854,411    7,100,000   6,275,000
        Conversion of convertible
          participating preferred stock               1,494,247    2,700,000     675,000
        Share equivalent for redeemable
          preferred stock                               255,247      461,538     115,385
        Stock options                                   286,429       11,321           -
                                                    ------------------------------------
        Weighted average shares for diluted
          earnings per share                         11,890,513   10,272,859   7,065,385
                                                    ------------------------------------
                                                    ------------------------------------

Shares issuable under stock options of 445,000 in fiscal 1998 have been excluded from the computation of diluted earnings per share because the effect would be antidilutive.

As discussed further in Notes 1 and 5, the Company elected to be taxed as an S Corporation for federal income and California franchise tax purposes for the period from July 1, 1996 through September 29, 1996, and was taxed as a C Corporation for all the other periods in the year ended December 31, 1996. Accordingly, the provision for income taxes for the period in which the Company was taxed as an S Corporation reflects primarily state income tax, if any. If the Company had been subject to tax as a C Corporation for the entire year ended December 31, 1996, pro forma basic and diluted earnings per share would have been $0.80 and $0.71, respectively.

COMPREHENSIVE INCOME

In June 1997, SFAS 130 "Reporting Comprehensive Income" was issued. The provisions of SFAS 130 require companies to classify items of comprehensive income by their nature in financial statements and display the accumulated balance of other comprehensive income separately from retained earnings in the financial statements. The Company's comprehensive income items are not material at December 31, 1998, 1997 or 1996 and therefore no disclosures have been made.

                                  Natrol, Inc.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MAJOR CUSTOMERS

The Company had net sales to one customer which individually represented 15.9% of net sales during the year ended December 31, 1998. The Company had net sales to two customers which individually represented 17.8% and 11.6%, respectively, of total Company net sales during the year ended December 31, 1997. The Company had net sales to three customers which individually represented 14.5%, 12.6% and 10.2%, respectively, of total Company net sales during the year ended December 31, 1996.

MAJOR PRODUCTS

The Company's sales of two products each comprised approximately 14.0% and 10.0%, respectively, of net sales during the year ended December 31, 1998. The Company's sales of two products each comprised approximately 17.1% and 17.7%, respectively, of net sales during the year ended December 31, 1997. The Company's sales of three products each comprised approximately 36.0%, 18.8% and 18.1%, respectively, of net sales during the year ended December 31, 1996.

CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables, other than significant customers previously discussed, are limited, due to the distribution of sales over a large customer base. The Company performs periodic credit evaluations of its customers' financial conditions and generally does not require collateral. Credit losses have been within management's expectations.

SEGMENT REPORTING

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No.131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the reported results of operations or financial position. In addition, the adoption of the new statements did not affect disclosures of segment information as the Company is engaged principally in one line of business, the manufacturing and marketing of branded, high-quality dietary supplement

                                  Natrol, Inc.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT REPORTING (CONTINUED)

products, including vitamins, minerals, herbs and specialty formulations, weight control products and hormones, which represents more than 85% of consolidated sales.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years consolidated financial statements to conform to the presentation in 1998.

2. ACQUISITIONS

On October 31, 1998, the Company completed the acquisition of certain of the assets of Laci Le Beau Tea Company of Fresno, California, which consists of Laci Le Beau, Inc., a California corporation, as well as certain related companies (Laci Le Beau). The total purchase price for the acquisition was $7,500,000 in cash. Laci Le Beau is a formulator, packager and distributor of specialty teas sold through the health channel of distribution as well as in food stores, drug stores and mass market merchandisers. These channels of distribution are essentially the same as the Company's channels of distribution. Assets purchased consisted primarily of inventories of $2,146,526, as well as fixed assets of $153,474 and intangible assets of the business of $5,200,000. No liabilities were assumed. The acquisition was accounted for using the purchase method, and accordingly, the acquired assets are recorded at their estimated fair values with revenues and expenses from the date of acquisition included in the consolidated statement of income. The excess of cost over the fair value of assets acquired will be amortized over fifteen years. Amortization expense for the year ended December 31, 1998 was $88,168 and is included in general and administrative expenses.

On February 27, 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Pure-Gar L.P. (Pure-Gar), a distributor of bulk dehydrated vegetable products and dietary supplements, for a total purchase price of $11,085,736, which included $85,736 of deferred acquisition costs. Assets purchased include accounts receivable of $1,271,694 and inventories of $1,021,127, as adjusted for purchase price accounting adjustments through December 31, 1998, as well as fixed assets of $131,091 and intangible assets of the business of $8,965,000. Liabilities assumed consisted primarily of trade payables of $388,912. In addition, the Company entered into long-term supply and royalty agreements with the

                                  Natrol, Inc.

2. ACQUISITIONS (CONTINUED)

seller. The supply agreement requires the seller to sell and the Company to purchase specified amounts of certain vegetable, fruit, herbal and botanical products (the "Products") manufactured by the seller. The supply agreement gives the Company the exclusive right to sell certain Products in the dietary supplement industry. The supply agreement may be terminated by either party upon a material breach of the obligations of the other party, or certain other specified conditions, if the breach is not cured within 60 days, or 15 days in the case of nonpayment by the Company. The acquisition was accounted for using the purchase method, and accordingly, the acquired assets and liabilities are recorded at their estimated fair values with revenues and expenses from the date of acquisition included in the consolidated statement of income. The excess of cost over the fair value of assets acquired will be amortized over fifteen years. Amortization expense for the year ended December 31, 1998 was $500,000 and is included in general and administrative expenses.

The following pro forma information presents a summary of consolidated results of operations of the Company as if the acquisitions described above had occurred at the beginning of the years ended December 31, 1998 and 1997, with pro forma adjustments for the amortization of goodwill, interest expense for the acquisition of Pure-Gar and certain income tax adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the acquisitions been effected on the assumed dates or of future results of the combined entities.


                                         FOR THE YEAR ENDED
                                             DECEMBER 31
                                    -----------------------------
                                        1998              1997
                                    -----------------------------
                                             (Unaudited)
Revenues                            $73,007,000       $58,477,000

Income from operations               12,607,000         7,537,000

Net income                            7,834,000         3,831,000

Basic earnings per share                  $0.80             $0.54

Diluted earnings per share                $0.66             $0.37

                                  Natrol, Inc.

3. INVENTORIES

Inventories consist of the following:


                                                          DECEMBER 31
                                                        1998         1997
                                                    ------------------------
      Raw materials and packaging supplies          $ 7,549,122   $3,837,856
      Finished goods                                  5,888,333    3,096,325
                                                    ------------------------
                                                    $13,437,455   $6,934,181
                                                    ------------------------
                                                    ------------------------

4. FINANCING

Long-term debt consists of the following:


                                                                  DECEMBER 31
                                                              1998           1997
                                                              ----------------------
Note payable to a bank, payable in monthly
 installments of $41,667, beginning October 31, 1997,
 plus interest at the prime rate plus 0.25%, paid in
 full in July 1998                                            $  -        $1,875,000
Note payable to a bank, payable in monthly
 installments of $25,000, beginning June 30, 1997,
 plus interest at the prime rate plus 0.25%, paid in
 full in July 1998                                               -         1,325,000
Note payable to a bank, payable in monthly
 installments of $11,458, beginning July 1, 1996,
 plus interest at the prime rate plus 0.75%, paid in
 full in July 1998                                               -           343,750
Other notes payable, due November 1, 1998, paid in
 full in July 1998                                               -            61,111
                                                              ----------------------
                                                                 -         3,604,861
Less current portion                                             -           998,611
                                                              ----------------------
                                                              $  -        $2,606,250
                                                              ----------------------
                                                              ----------------------

On February 27, 1998, the Company entered into an amended credit facility (Loan Agreement) with a bank that provides for a revolving line of credit for borrowings up to $8,000,000, based on a formula, through April 30, 2001. The Loan Agreement amends and restates a previous revolving line of credit agreement with the bank. Advances under the Loan Agreement bear interest at the bank's adjusted LIBOR rate plus 1.25% or the bank's prime rate at the option of the Company. Proceeds from the initial funding under the Loan Agreement were used to assist in the funding of the Pure-Gar acquisition.

                                  Natrol, Inc.

4. FINANCING (CONTINUED)

The credit facility was subsequently repaid in full in July, 1998 and terminated in August 1998. Interest expense related to the Loan Agreement was $161,306 for the year ended December 31, 1998.

In addition to providing for the revolving loans, the Loan Agreement provided for a term loan of $9,000,000 to be used for financing the acquisition of Pure-Gar. The term loan calls for monthly installments of $125,000 during the period March 1, 1998 through February 28, 2004 and bears interest at the bank's adjusted LIBOR rate plus 1.25% or the bank's prime rate at the option of the Company. Mandatory prepayments are required on the term loan based on excess cash flows, as defined. The term loan was repaid in full in July 1998. Interest expense related to the term loan was $246,146 for the year ended December 31, 1998.

In 1997 and through the date of the Loan Agreement, the Company had an agreement with a bank in addition to the notes payable, which provided for maximum borrowings on a revolving line of credit up to $2,500,000, based on a formula, with interest at the prime rate plus 0.5%. No amounts were outstanding under this agreement at December 31, 1997. The agreement provided for a letter of credit up to a maximum of $250,000, of which no amounts were outstanding at December 31, 1997. Interest expense related to the revolving line of credit and notes payable was $240,250 for the year ended December 31, 1997.

5. INCOME TAXES

The income tax provision consists of the following:

                                            YEAR ENDED DECEMBER 31
                                      1998           1997          1996
                                   ---------------------------------------
      Current:
             Federal               $4,468,728     $2,161,400    $2,078,292
             State                    838,542        516,595       617,762
                                   ---------------------------------------
                                    5,307,270      2,677,995     2,696,054

      Deferred:
             Federal                 (608,481)        72,202      (303,734)
             State                    (92,466)        65,961       (93,727)
                                   ---------------------------------------
                                     (700,947)       138,163      (397,461)
                                   ---------------------------------------
      Total income tax provision   $4,606,323     $2,816,158    $2,298,593
                                   ---------------------------------------
                                   ---------------------------------------

                                  Natrol, Inc.

5. INCOME TAXES (CONTINUED)

As described in Note 1 to the consolidated financial statements, in 1996, the Company elected to be treated as an S Corporation for federal income and California franchise tax purposes under Subchapter S of the Internal Revenue Code and the corresponding provisions of the California statute. Upon the creation and issuance of the convertible participating preferred stock as discussed in Notes 1 and 6 to the consolidated financial statements, the Company was required to change its status for income tax purposes back to a C corporation. The following unaudited pro forma income tax information has been determined as if the Company operated as a C corporation for the entire year ended December 31, 1996. The pro forma information presented below represents actual amounts for the years ended December 31, 1998 and 1997 as the Company was operating as a C corporation during those periods.

                                                        YEAR ENDED DECEMBER 31
                                                   1998           1997         1996
                                               ---------------------------------------
      Federal tax provision                    $3,860,247     $2,233,602    $2,599,860
      State income taxes net of federal
       benefit                                    746,076        582,556       559,933
                                               ---------------------------------------
      Total pro forma income tax provision     $4,606,323     $2,816,158    $3,159,793
                                               ---------------------------------------
                                               ---------------------------------------

The difference between actual income tax expense and the U.S. Federal statutory income tax rate is as follows:

                                                   YEAR ENDED DECEMBER 31
                                                1998        1997        1996
                                               ------------------------------
      Statutory rate                           34.0%       34.0%        34.0%
      State tax provision                       4.0         6.2          4.0
      S Corporation status                        -           -        (10.0)
                                               ------------------------------
      Effective tax rate                       38.0%       40.2%        28.0%
                                               ------------------------------
                                               ------------------------------

The significant components of the Company's deferred tax assets and liabilities are as follows:

                                  Natrol, Inc.

5. INCOME TAXES (CONTINUED)

                                                              DECEMBER 31
                                                            1998       1997
                                                        ---------------------
      Deferred tax assets:
       Accounts receivable reserves                     $  139,279   $ 69,455
       Inventory reserves                                   98,105     46,486
       Various accrued liabilities                         695,762    315,297
       State taxes                                         280,930    122,652
                                                        ---------------------
                                                         1,214,076    553,890
      Deferred tax liability:
       Depreciation                                        (32,013)   (72,774)
                                                        ---------------------
                                                        $1,182,063   $481,116
                                                        ---------------------
                                                        ---------------------

6. STOCKHOLDERS' EQUITY

In July 1998, the Company completed its initial public offering in which it sold 3,495,500 shares of Common Stock at a price of $15.00 per share, with aggregate net proceeds to the Company of $47,640,174. At the time of the initial public offering, all of the convertible participating preferred stock converted into 2,700,000 shares of Common Stock and 13,500 shares of redeemable preferred stock. The shares of redeemable preferred stock were then immediately redeemed by the Company for $6,000,000 in cash.

In September 1996, the shares of Common Stock held by the original stockholders were split up and converted into 7,027,780 shares of Common Stock and 25,078.1 shares of convertible participating preferred stock. In addition, the Company sold an additional 1,921.9 shares of its convertible participating preferred stock to third party investors. The total of 27,000 shares of convertible participating preferred stock purchased by the investors are convertible into (i) approximately 27% of the then outstanding shares of Common Stock of the Company on a fully diluted basis and (ii) shares of redeemable preferred stock which are redeemable for a total of $6.0 million. The total consideration paid by the investors for the convertible participating preferred stock was $12.0 million.

Each share of convertible participating preferred stock is convertible based on a formula upon the written election of not less than 66 2/3% of the outstanding shares of convertible participating preferred stock such that each outstanding share of convertible participating preferred stocks will convert into one share of Common Stock (prior to giving effect the 100-for-1 stock split) and one-half of one share of redeemable preferred stock, subject to adjustment for stock splits, stock dividends, recapitalizations

                                  Natrol, Inc.

6. STOCKHOLDERS' EQUITY (CONTINUED)

and similar transactions. The convertible participating preferred stock has an automatic conversion feature which provides for each share of convertible participating preferred stock to be automatically converted into shares of Common Stock and redeemable preferred stock based on the then effective conversion price immediately upon the closing of the Company's first firm commitment public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, provided that such registration statement covers the offer and sale of Common Stock of which the aggregate net proceeds exceeds $15 million at a price per share reflecting a valuation of the Company's equity of at least $50 million.

The convertible participating preferred stock contains a liquidation preference of $444.445 per share, adjusted for any stock splits, stock dividends, recapitalizations, plus any declared but unpaid dividends. The convertible participating preferred stock contains voting rights equal to the number of full shares of Common Stock they are convertible into.

Upon the occurrence of certain events on or after September 26, 2002, the Company is required to redeem all of the outstanding shares of convertible participating preferred stock at the liquidation preference value. Therefore, at the time of the issuance of the convertible participating preferred stock, the Company adjusted retained earnings (deficit) by $11,142,850, which represents the difference between the proceeds received for the convertible participating preferred stock by the Company and its redemption value. Thus, the convertible participating preferred stock is recorded at its redemption value at December 31, 1997.

RECEIVABLE FROM STOCKHOLDER

The receivable from stockholder represents an interest bearing note from a stockholder in the amount of $562,500 issued by the stockholder to finance in part the purchase of 300,000 shares of the Company's Common Stock. The note bears interest at 6.60% per year with interest payments due annually. The note is due within ten days of the receipt by the stockholder of proceeds from the sale of the Company's Common Stock or November 14, 2006, whichever occurs first. Included in interest income is $37,125 for the years ended December 31, 1998 and 1997, for interest from this stockholder.

                                  Natrol, Inc.

6. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS

The Company has adopted the 1996 Stock Option and Grant Plan, as amended (the
Plan), which authorizes the Board of Directors of the Company to grant incentive stock options or non-qualified stock options. Incentive stock options may be granted only to employees of the Company. Non-qualified stock options may be granted to officers and employees of the Company as well as to non-employees. The maximum number of shares of Common Stock to be issued under the Plan is 2,294,325 shares, as amended. All options granted under the Plan have been made at prices not less than the estimated fair market value of the stock at the date of grant. Generally the options granted under the Plan vest over three to five years. Options granted under the plan have a term of not more than ten years.

A summary of the Company's stock option activity, and related information is as follows:

                                                     WEIGHTED
                                                      AVERAGE
                                        NUMBER    EXERCISE PRICE   EXERCISE PRICE
                                      OF OPTIONS     PER SHARE       PER SHARE
                                      -------------------------------------------
Outstanding at January 1, 1996                -      $    -              $     -
 Granted                                200,000        1.88                 1.88
                                      -------------------------------------------
Outstanding at December 31, 1996        200,000        1.88                 1.88
 Granted                                200,000        2.10                 2.10
                                      -------------------------------------------
Outstanding at December 31, 1997        400,000        1.99        1.88 -   2.10
 Granted                                445,000       10.87       10.40 -  13.00
                                      -------------------------------------------
Outstanding at December 31, 1998        845,000      $ 6.67      $ 1.88 -  13.00
                                      -------------------------------------------
                                      -------------------------------------------
Exerciseable at:
 December 31, 1996                       70,000      $ 1.88               $ 1.88
 December 31, 1997                      116,250      $ 1.88      $ 1.88 - $ 2.10
 December 31, 1998                      304,663      $ 4.78      $ 1.88 - $13.00
                                      -------------------------------------------
                                      -------------------------------------------

At December 31, 1998, 1,449,325 shares were available for future grant. The weighted average remaining contractual life for the outstanding options in years was 8.91, 9.38 and 10.00 at December 31, 1998, 1997 and 1996,
respectively.

If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date for its stock-based compensation plans consistent with the method prescribed by SFAS No. 123,

                                  Natrol, Inc.

6. STOCKHOLDERS' EQUITY (CONTINUED)

the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                    YEAR ENDED DECEMBER 31
                                               1998         1997         1996
                                           -------------------------------------
      Net income:
       As reported                         $7,515,551    $4,190,700   $5,892,388
       Pro forma                           $7,367,551    $4,185,800   $5,892,288

      Earnings per share:
       As reported - basic                 $     0.76    $     0.59   $     0.94
       Pro forma - basic                   $     0.75    $     0.59   $     0.94
       As reported - diluted               $     0.63    $     0.41   $     0.83
       Pro forma - diluted                 $     0.62    $     0.41   $     0.83

The fair value of the options is estimated using a Black-Scholes option-pricing model with the following weighted average assumptions for grants:

                                                 1998          1997         1996
                                               ----------------------------------
      Expected dividend yield                     0.0%          3.0%         6.0%
      Expected stock price volatility            37.5%           -            -
      Risk free interest rate                     6.0%          6.0%         6.3%
      Expected life of options                  5 Years       5 Years      6 Years

These assumptions resulted in weighted average fair values of $3.35, $0.27 and $0.03 for each stock option granted in 1998, 1997 and 1996, respectively.

7. COMMITMENTS

The Company leases certain equipment and facilities under noncancelable operating leases that expire in various years through 2002. Rent expense under operating leases totaled $570,325, $641,731 and $406,446, for the years ended December 31, 1998, 1997 and 1996, respectively. In August 1996, the Company entered into a 120-month lease for an operating facility with an option to extend the term of the lease for 60 months at 95% of the then market value for similar space. This facility was purchased by the Company in December, 1998.

Future minimum lease payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1998:

                                  Natrol, Inc.

7. COMMITMENTS (CONTINUED)

          1999                                      $85,710
          2000                                       80,175
          2001                                       54,062
          2002                                        3,566
                                                   --------
          Total minimum lease payments             $223,513
                                                   --------
                                                   --------

8. EMPLOYEE BENEFIT PLANS

The Company has a profit sharing 401(k) plan that covers substantially all of its employees. Eligible employees may contribute up to 10% of their compensation. Contributions are discretionary, however, the Company generally matches 10% of the employees' contributions up to the maximum of 1% of eligible compensation. Amounts recognized as expense were $10,409, $0 and $12,764 for the years ended December 31, 1998, 1997 and 1996, respectively.

In May, 1998, the Board of Directors approved the Natrol, Inc. Employee Stock Purchase Plan (the ESPP) which allows substantially all employees to purchase shares of Common Stock of the Company, through payroll deductions, at 85% of the fair market value of the shares at the beginning or end of the offering period, whichever is lower. The ESPP provides for employees to authorize payroll deductions of up to 10% of their compensation for each pay period. In conjunction with the ESPP, the Company registered with the Securities and Exchange Commission 225,000 shares of the Company's Common Stock reserved for purchase under the ESPP. As of December 31, 1998, 218,510 shares are available for issuance under this plan. For the year ended December 31, 1998, 6,490 shares were issued at $7.65 per share under the plan.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS: the carrying amount approximates fair value.

MARKETABLE SECURITIES: the carrying amount approximates fair value based upon quoted market prices.

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE: the carrying amount approximates fair value.

                                  Natrol, Inc.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

LONG-TERM DEBT: the fair values of the Company's long-term notes payable are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of long-term notes payable approximate their fair value at December 31, 1997.

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          Three Months Ended
                            ----------------------------------------------
                            March 31    June 30 September 30   December 31
                            ----------------------------------------------
                                 (in thousands, except per share data)
1998
Net sales                   $13,169     $16,344    $19,501       $19,193
Gross profit                  7,017       8,788     10,174        10,217
Net income                    1,175       1,578      2,517         2,245
Basic earnings per share    $  0.17     $  0.22    $  0.21       $  0.17
Diluted earnings per share  $  0.11     $  0.15    $  0.20       $  0.16

1997
Net sales                   $ 9,909     $ 8,191    $11,392       $13,382
Gross profit                  5,434       4,376      6,024         7,240
Net income                      810         277      1,324         1,779
Basic earnings per share    $  0.11     $  0.04    $  0.19       $  0.25
Diluted earnings per share  $  0.08     $  0.03    $  0.13       $  0.17

Certain reclassifications have been made to the quarterly information as previously reported by the Company in the table above to conform to the presentation for the year ended December 31, 1998.