Form 10-K/A
period 1998-12-31
NATROL INC
filed 1999-04-01
CIK 1025573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                Amendment No. 1
                                      to
                                   FORM 10-K

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

                                     SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 1999.

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

SIGNATURES                         TITLE                           DATE SIGNED
----------                         -----                           -----------

/s/ Elliott Balbert
------------------------   Chairman of the Board,                 March 30, 1999
Elliott Balbert            Chief Executive Officer,
                           President and Director
                           (Principal Executive Officer)
/s/ Dennis R. Jolicoeur
------------------------   Chief Financial Officer,               March 30, 1999
Dennis R. Jolicoeur        Executive Vice President
                           and Director (Principal
                           Financial Officer and
                           Principal Accounting
                           Officer)
/s/ Norman Kahn
------------------------   Director                               March 30, 1999
Norman Kahn

/s/ David Laufer
------------------------   Director                               March 30, 1999
David Laufer

/s/ P. Andrews McLane
------------------------   Director                               March 30, 1999
P. Andrews McLane

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

Ernst & Young LLP
Woodland Hills, California
February 16, 1999

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