Form 10-Q
period 1999-03-31
NATROL INC
filed 1999-05-14
CIK 1025573

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                        OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _____ TO ______

                           COMMISSION FILE NO: 0-24567


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

YES   X     NO
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Class                                  Outstanding as of March 31, 1999
      -----                                  -------------------------------
Common stock, $0.01 par value                              13,301,990

                                        PART 1
                                FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                        NATROL, INC.
                              CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                   MARCH 31,     DECEMBER 31,
                                                     1999          1998
                                                  ---------------------------
                                                   (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                      $  1,217       $    559
     Marketable securities                            18,542         19,011
     Accounts receivable, net of allowances of
          $383 and $332 at March 31, 1999 and
          December 31, 1998, respectively             13,042          9,987
     Inventories                                      12,106         13,437
     Deferred taxes                                    1,214          1,214
     Prepaid expenses and other current assets
                                                       1,001            499
                                                  ---------------------------
Total current assets                                  47,122         44,707

Property and equipment:
     Building and improvements                         7,103          6,882
     Machinery and equipment                           3,984          3,826
     Furniture and office equipment                    1,394          1,239
                                                  ---------------------------
                                                      12,481         11,947
     Accumulated depreciation                         (1,973)        (1,756)
                                                  ---------------------------
                                                      10,508         10,191

Goodwill, net of accumulated amortization of  $823
     and $588 at March 31, 1999 and December 31,
     1998, respectively                               13,540         13,775
Other assets                                              83             34
                                                  ---------------------------
                                                      13,623         13,809
                                                  ---------------------------
Total assets                                        $ 71,253       $ 68,707
                                                  ---------------------------
                                                  ---------------------------

SEE ACCOMPANYING NOTES

(Consolidated Balance Sheets - continued)

                                                      MARCH 31    DECEMBER 31,
                                                        1999          1998
                                                  ---------------------------
                                                     (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                $  3,876      $  5,943
     Accrued expenses                                   3,263         2,067
     Accrued payroll and related liabilities              958           805
     Income taxes payable                               1,435           220
                                                  ---------------------------
Total current liabilities                               9,532         9,035

Deferred income taxes, noncurrent                          32            32

Commitments

Stockholders' equity:
     Preferred stock, par value of $0.01 per share:
     Authorized shares - 2,000,000
     Issued and outstanding shares - none                   -             -
     Common Stock, par value of $0.01 per share:
     Authorized shares - 50,000,000
     Issued and outstanding shares - 13,301,990 at
          March 31, 1999 and December 31, 1998 ,
          respectively                                    133           133
     Additional paid-in capital                        60,187        60,187
     Retained earnings (deficit)                        1,932          (117)
                                                  ---------------------------
                                                       62,252        60,203
     Receivable from stockholder                         (563)         (563)
                                                  ---------------------------
Total stockholders' equity                             61,689        59,640
                                                  ---------------------------
Total liabilities and stockholders' equity           $ 71,253      $ 68,707
                                                  ---------------------------
                                                  ---------------------------

SEE ACCOMPANYING NOTES

                                    NATROL, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         Three Months Ended
                                                              March 31
                                                         1999          1998
                                                  ---------------------------
                                                            (UNAUDITED)
 Net sales                                          $ 17,837      $ 13,169
 Cost of goods sold                                    8,495         6,151
                                                  ---------------------------
      Gross profit                                     9,342         7,018
                                                  ---------------------------
 Selling and marketing expenses                        4,247         3,551
 General and administrative expenses                   2,028         1,377
                                                  ---------------------------
       Total operating expenses                        6,275         4,928
                                                  ---------------------------
 Operating income                                      3,067         2,090
 Interest income                                         230            20
 Interest expense                                          -          (153)
                                                  ---------------------------
 Income before income tax provision                    3,297         1,957
 Income tax provision                                  1,248           782
                                                  ---------------------------
 Net income                                         $  2,049      $  1,175
                                                  ---------------------------
                                                  ---------------------------

 Basic earnings per share                              $0.15         $0.17
                                                  ---------------------------
                                                  ---------------------------

 Diluted earnings per share                            $0.15         $0.11
                                                  ---------------------------
                                                  ---------------------------

 Weighted average shares outstanding - basic        13,301,990    7,100,000
                                                  ---------------------------
                                                  ---------------------------

 Weighted average shares outstanding - diluted      13,608,803    10,272,859
                                                  ---------------------------
                                                  ---------------------------

SEE ACCOMPANYING NOTES

                                    NATROL, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                         1999          1998
                                                  ---------------------------
                                                            (UNAUDITED)
OPERATING ACTIVITIES
Net income                                           $ 2,049        $ 1,175
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                         217            192
   Amortization of goodwill                              235             50
   Provision for bad debts                                51             12
   Changes in operating assets and liabilities:
     Accounts receivable                              (3,106)          (204)
     Inventories                                       1,331          1,231
     Income taxes receivable/payable                   1,215            526
     Deposits                                            (49)             -
     Prepaid expenses and other current asset           (502)          (115)
     Accounts payable                                 (2,067)          (638)
     Accrued expenses                                  1,196            954
     Accrued payroll and other related
       liabilities                                       153            171
                                                  ---------------------------
Net cash provided by operating activities                723          3,354

INVESTING ACTIVITIES
Assets purchased, net of liabilities assumed in
   connection with Pure-Gar acquisition                    -        (11,086)
Purchases of property and equipment                     (534)          (110)
Purchases of marketable securities                     6,728              -
Sales of marketable securities                         7,197              -
                                                  ---------------------------
Net cash used in investing activities                    (65)       (11,196)

FINANCING ACTIVITIES
Proceeds from long-term debt                               -          9,000
Repayments on long-term debt                               -         (3,730)
Proceeds from line of credit, net                          -          3,000
                                                  ---------------------------
                                                           -          8,270
                                                  ---------------------------
Net increase in cash and cash equivalents                658            428
Cash and cash equivalents, beginning of period           559          1,800
                                                  ---------------------------
Cash and cash equivalents, end of Period             $ 1,217        $ 2,228
                                                  ---------------------------
                                                  ---------------------------
Supplemental disclosures of cash flows information:
   Cash paid for:
     Interest                                        $     -        $   152

SEE ACCOMPANYING NOTES

                        NATROL, INC.
     NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly in all material respects the consolidated financial position of Natrol, Inc. and its subsidiaries (collectively, the "Company" or "Natrol") as of March 31,1999 and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the quarterly information as previously reported by the Company for the three month period ended March 31, 1998 to conform to the presentation for the three month period ended March 31, 1999 and the year ended December 31, 1998.

Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Natrol's December 31, 1998 audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission (file number 000-24567).


2. INVENTORIES

Inventories consist of the following:

                                                 MARCH 31,  DECEMBER 31,
                                                   1999         1998
                                                -------------------------
          Raw material and packaging supplies    $  6,801     $  7,549
          Finished goods                            5,305        5,888
                                                -------------------------
                                                 $ 12,106     $ 13,437
                                                -------------------------
                                                -------------------------

3. COMPREHENSIVE INCOME

In the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No 130, "Reporting Comprehensive Income." The provisions of SFAS No 130 require companies to classify items of comprehensive income by their nature in financial statements and display the accumulated balance of other comprehensive income separately from retained earnings in the financial statements. The Company's comprehensive income items are not material at March 31, 1999 or December 31, 1998 and therefore no disclosures have been made.

4. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128 "Earnings per share". Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average of securities or other contracts to issue Common Stock as if these securities were exercised or converted to Common Stock. Common Stock equivalent shares from stock options representing 485,000 shares have been excluded from the computation of diluted earnings per share because the effect would be antidilutive.

5. STOCKHOLDERS' EQUITY

STOCK OPTIONS

SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Please refer to Natrol's prospectus dated July 22, 1998 with the Securities and Exchange Commission for detail on the Company's Amended and Restated 1996 Stock Option and Grant Plan ("the Stock Option Plan") and the related disclosures. During the three months ended March 31, 1998, 50,000 options were granted.

6. SUBSEQUENT EVENTS

Commitments

In May, 1999 the Company entered into a $3.5 million, 15 year, fully amortizing mortgage loan from Wells Fargo Bank, NA at a fixed interest rate equal to 7.75% per annum. The loan is a non-recourse loan secured by the Company's headquarters and manufacturing facility.

Stock repurchase

On April 28, 1999 the Board of Directors of the Company authorized a stock repurchase program for the Company's Common Stock. The Board resolution authorizes the Company to effect stock repurchases of up to $10 million of its Common Stock. The resolution has no expiration date, nor does it require that the Company repurchase its stock.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Information contained or incorporated by reference in this periodic report on Form 10-Q and in other SEC filings by the Company contains "forward looking statements." The Company is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward looking statements. Examples of forward looking statements include, but are not limited to, the use of forward-looking terminology such as "believes," "expects,"
"may," "will," "should" or "anticipates" or the negative thereof, other variations thereon, or comparable terminology, or by discussions of strategy.

The Company's ability to predict results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in other past reports, including but not limited to, the Company's Prospectus dated July 22, 1998 and the Company's 10-K for the year ended December 31, 1998, each of which are filed with the Securities and Exchange Commission.

Factors that could cause or contribute to the Company's actual results differing materially from those discussed herein or for the Company's stock price to be affected adversely include, but are not limited to: - (i) industry trends, including a potential general downturn or slowing of the growth of the dietary supplement industry, (ii) increased competition from current competitors and new market entrants, (iii) adverse publicity regarding the dietary supplement industry or the Company's products, (iv) the Company's dependence upon its ability to develop new products, (v) government regulation, (vi) exposure to product liability claims,(vii) dependence on significant customers, (viii) the Company's ability to keep and attract key management employees, (ix) the Company's inability to manage growth and execute its business plan, (x) the Company's ability to consummate future acquisitions and its ability to integrate acquired businesses and to retain key personnel associated with any acquisition,
(xi) the absence of clinical trials for many of the Company's products, (xii) the Company's inability to obtain raw materials that are in short supply, (xiii) sales and earnings volatility, (xiv) the Company's ability to manufacture its products efficiently, (xv) the Company's reliance on independent brokers to sell its products, (xvi) the inability of the Company to protect its intellectual property, (xvii) control by principal shareholders, (xviii) the possible sale of large amounts of stock by controlling shareholders, (xiv) volatility in the stock markets, (xx) a failure of the Company to properly address the year 2000 issue and (xxi) a general downturn in the national economy as a whole. These and other such factors are discussed in more detail in previous filings with the Securities and Exchange Commission including, under the caption "Risk Factors and Factors Affecting Forward Looking Statements" in the Company's Annual Report and on Form 10-K for the year ended December 31, 1998 and elsewhere in this report.


THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE RESPONSE TO PART I, ITEM 1 OF THIS REPORT.

THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

NET SALES. Sales are recognized at the time product is shipped. Net sales are net of discounts, allowances, and estimated returns and credits. Net sales increased 35.4%, or $4.6 million, to $17.8 million for the three months ended March 31, 1999 from $13.2 million for the three months ended March 31, 1998. Of the $4.6 million increase in net sales, $1.9 million, or 41.3%, was attributable to net sales of Laci Le Beau acquired on October 1, 1998. On February 27, 1998 the Company acquired Pure-Gar, L.P., incorporating the business of Pure-Gar into the Company's business. At the time of the acquisition, the business of Pure-Gar consisted of the sale of two brands of garlic supplements to consumers as well as an ingredient supply business which supplies raw ingredients, primarily nutraceutical grade garlic and other vegetable powders, to manufacturers, marketers and co-packers of nutritional supplements and functional foods. During 1998, the Company stopped selling Pure-Gar's branded garlic supplements but continued to build the ingredient supply business. In the first quarter of 1998,

Pure-Gar's net sales of branded supplements amounted to $514,000 and its net sales of ingredients amounted to $764,000 for a total of $1.3 million. During the three months ended March 31, 1999, Pure-Gar sold no branded supplements and net sales of ingredients amounted to $1.6 million for a net increase of $300,000 or 6.5% of the increase in the Company's net sales. $2.4 million or 52.2%, of the increase in the Company's net sales was attributable to increased sales of the Company's Natrol brand and private label business. A combination of new product introductions, increased sales of existing products and increased penetration in the mass market and health food channels of distribution contributed to the Company's net sales growth during the three month period ended March 31, 1999.

GROSS PROFIT. Gross profit increased 33.1%, or $2.3 million, to $9.3 million for the three months ended March 31, 1999 from $7.0 million for the three months ended March 31, 1998. Gross margin decreased to 52.4% for the three months ended March 31, 1999 from 53.3% for the three months ended March 31, 1998. The decline was primarily due to a shift in product mix and discounts related to promotional activity.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution and related payroll expenses and commissions. Selling and marketing expenses increased 19.6%, or $696,000 to $4.2 million for the three months ended March 31, 1999 from $3.6 million for the three months ended March 31, 1998. The increase was primarily due to additional advertising as well as promotional and payroll expenses to support increased net sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization. General and administrative expenses increased 47.2%, or $650,000, to $2.0 million for the three months ended March 31, 1999 from $1.4 million for the three months ended March 31, 1998. Of this increase, 28.4% was attributable to an increase in goodwill stemming from the acquisitions of Pure-Gar and Laci Le Beau during 1998. Goodwill during the three months ended March 31, 1999 amounted to $235,000 as opposed to $50,000 for the three months ended March 31, 1998. The remainder of the increase was due to increases in payroll and other infrastructure expenses necessary to support the Company's increased level of sales and the administration of the Company's Pure-Gar and Laci Le Beau businesses which were acquired in late February 1998 and early October 1998, respectively.

INTEREST EXPENSE. The Company recorded no interest expense for the three months ended March 31, 1999 as compared to $152,000 for the three months ended March 31, 1998. The decrease was a result of the Company's use of cash generated from the Company's IPO concluded on July 27, 1998 to eliminate all outstanding indebtedness.

INTEREST INCOME. Interest income for the three months ended March 31, 1999 increased $210,000 to $230,000 from $20,000 for the three months ended March 31, 1998. Interest income was earned on funds received in connection with the Company's IPO which are maintained in the Company's cash management accounts. A portion of interest income is taxable while a portion is not.

INCOME TAX PROVISION. The Company's effective tax rate was reduced to 37.9% in the first quarter of 1999 from 39.9% in the first quarter of 1998. The increase in the income tax provision at March 31, 1999 from March 31, 1998 is directly related to the increase in pretax income offset by the decrease in the effective rate.

LIQUIDITY AND CAPITAL RESOURCES

Prior to its IPO, the Company had financed its operations and capital requirements primarily through funds from operations and, to a lesser extent, borrowings. At March 31, 1999, the Company had working capital of $37.6 million, as compared to $ 35.7 million at December 31, 1998. The increase was primarily due to an increase in trade receivables and prepaid expenses that fluctuate in the normal course of the Company's business.

On July 27, 1998, the Company completed the sale of its IPO of 3,940,000 shares of Common Stock priced at $15.00 per share. Of the total shares offered, 3,200,000 shares were sold by the Company. The Company sold an additional 295,500 shares of Common Stock on August 6, 1998, pursuant to the underwriters' exercise of the overallotment option granted in the IPO. The net proceeds to the Company from the IPO were $47.7 million, including the shares sold pursuant to the underwriters' exercise of the overallotment option. Of the net proceeds to the Company, $8.4 million was used to repay in full long-term debt. As more fully described in Natrol's prospectus dated July 22, 1998, all of the 27,000 shares of convertible participating preferred stock purchased by certain investors in September 1996 were converted into 2,700,000 shares of Common Stock of the Company and shares of redeemable preferred stock, which were immediately redeemed for a total of $6.0 million. The redemption price of the redeemable preferred stock was funded from the proceeds of the IPO.

Net cash provided by operating activities was $723,000 for the three months ended March 31, 1999 as compared to $3.4 million during the three months ended March 31, 1998. The decrease in cash provided by operating activities was primarily due to an increase in accounts receivable of $3.1 million and a decrease of accounts payable of $2.1 million during the first quarter of 1999 which were partially offset by net income of $2.0 million, a decrease in inventories of $1.3 million, an increase in income taxes payable of $1.2 million and higher levels of goodwill amortization and depreciation as a result of the Pure-Gar and Laci Le Beau acquisitions.

Net cash used in investing activities was $65,000 for the three months ended March 31, 1999 and $11.2 million during the three months ended March 31, 1998. During the first quarter of 1999, the Company invested $533,000 in new plant, property, & equipment. This investment was offset by net changes in marketable securities of 469,000. Of the net cash used in investing activities in the three months ended March 31, 1998, the Company used $11.1 million to consummate the Pure-Gar Acquisition and $110,000 to invest in property, plant, and equipment.

No cash was provided by financing activities during the three months ended March 31, 1999 as opposed to the three months ended March 31, 1998 when financing activities provided $8.3 million in cash. Net cash provided by financing activities in the first quarter of 1998 consisted of net proceeds of $9.0 million of long-term borrowings and $3.0 million of proceeds on the Company's line of credit which were used to finance the acquisition of Pure-Gar in late February 1998 as well as operations. This inflow of funds was offset by the repayment of $3.7 million of long-term debt during the first quarter of 1998.

As of March 31, 1999, the Company had no outstanding debt, nor did it have any credit facilities in place. In May, 1999 the Company refinanced the acquisition of its headquarters building, acquired on December 24, 1998, with its prime bank, Wells Fargo, NA. The note is a non-recourse mortgage loan of $3.5 million, fully amortizing over a 15 year period with a fixed interest rate of 7.75%.

The Company's cash and marketable securities balances combined at March 31, 1999 was approximately $19.8 million. The Company believes that this amount, together with cash generated from operations and the cash it will receive from financing of its headquarters facility, will be sufficient to fund its anticipated working capital needs and capital expenditures (other than financing necessary to complete future acquisitions, if any) for at least the next 12 months. Future acquisitions, if any, could be funded with cash-on-hand, cash from operations as well as future borrowings. Future borrowings may include covenants restricting the Company's ability to issue dividends or to make additional acquisitions. There can be no assurance that attractive acquisition opportunities will be available to the Company or will be available at prices and upon such other terms that are attractive to the Company. The Company regularly evaluates the potential acquisition of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, the Company will publicly announce such acquisitions only after a definitive agreement has been signed. The Company currently has no commitments or agreements with respect to any acquisition.
In addition, in order to meet its long-term liquidity needs or consummate future acquisitions, the Company may be required to incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

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

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable

(b)  Not applicable

(c)  Not applicable

(d) The Company completed its initial public offering (the "IPO") in July 1998. The IPO was made pursuant to a Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on May 7, 1998, as amended (Commission File No. 333-52109), which was declared effective on July 21, 1998. The IPO commenced on July 22, 1998 and terminated shortly thereafter after the sale into the public market of all of the registered shares of Common Stock.

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

Item 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to change in interest rates.

The Company maintains a portfolio of highly liquid cash equivalents and marketable securities. Marketable securities consist primarily of certificates of deposits, commercial paper and corporate and municipal bonds. Given the short-term nature and liquidity of these investments, and that the Company has no borrowings outstanding at March 31, 1999, the Company believes that it is not subject to significant interest rate risk.

                                      PART II
                                 OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

No current reports on Form 8-K were filed by the Company during the three month period ended March 31, 1999.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     NATROL, INC.

Date: 5/15/99                By:  /s/ Elliott Balbert
                             Chairman, President and Chief Executive Officer


Date: 5/15/99                By:  /s/ Dennis R. Jolicoeur
                             Chief Financial Officer and Executive
                             Vice President