Form 10-Q
period 1999-06-30
NATROL INC
filed 1999-08-16
CIK 1025573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------


                                    FORM 10-Q
     (Mark one)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _____ TO ______

                           COMMISSION FILE NO: 000-24567
                                               ---------

                                  NATROL, INC.

             (Exact name of registrant as specified in its charter)

             DELAWARE                                  95-3560780
       (State of Incorporation )          (I.R.S. Employer Identification No.)

                              21411 PRAIRIE STREET
                          CHATSWORTH, CALIFORNIA 91311
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                 (818) 739-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY A CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  X      NO
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                       Outstanding as of August 1,1999
                -----                       -------------------------------
     Common stock, $0.01 par value                     13,340,495

PART 1
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



                                  NATROL, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (in thousands except for share amounts)

                                                                      JUNE 30,          DECEMBER 31,
                                                                        1999                1998
                                                                    ------------        ------------
                                                                    (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                        $      1,567        $        559
   Marketable securities                                                  23,367              19,011
   Accounts receivable, net of allowances of
      $483 and $383, at June 30, 1999 and
      December 31, 1998, respectively                                     12,291               9,987
   Inventories                                                            12,442              13,437
   Deferred taxes                                                          1,214               1,214
   Income taxes receivable                                                   171                  --
   Prepaid expenses and other current assets                               1,042                 500
                                                                    ------------        ------------
Total current assets                                                      52,094              44,708

Property and equipment:
   Building and improvements                                               7,332               6,882
   Machinery and equipment                                                 4,440               3,826
   Furniture and office equipment                                          1,487               1,239
                                                                    ------------        ------------
                                                                          13,259              11,947
Accumulated depreciation                                                  (2,283)             (1,756)
                                                                    ------------        ------------
                                                                          10,976              10,191

Goodwill, net of accumulated amortization
   of $1,058 and $588 at June 30, 1999
   and December 31, 1998, respectively                                    13,305              13,775
Capitalized loan fees, net                                                    50                  --
Other assets                                                                  46                  34
                                                                    ------------        ------------
Total other assets                                                        13,401              13,809
                                                                    ------------        ------------
TOTAL ASSETS                                                        $     76,471         $    68,708
                                                                    ============         ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Accounts payable                                                   $  5,001          $     5,943
    Accrued expenses                                                      3,026                2,067
    Accrued payroll and related liabilities                               1,236                  805
    Income taxes payable                                                     --                  221
    Current portion of long-term debt                                       129                   --
                                                                    ------------        ------------
Total current liabilities                                                 9,392                9,036

Deferred income taxes, non-current                                           32                   32
Long-term debt, less current portion                                      3,372                   --

Commitments

Stockholders' equity:

   Common stock                                           136         133
   Additional paid in capital                          60,299      60,187
   Retained earnings                                    3,803        (117)
                                                     --------    --------
                                                       64,238      60,203
   Receivable from stockholder                            563         563
                                                     --------    --------
Total stockholders' equity                             63,675      59,640
                                                     --------    --------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY
                                                     $ 76,471    $ 68,708
                                                     ========    ========


                                              See accompanying notes

                                  NATROL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands except share and per share amounts)

                                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                JUNE 30,                            JUNE 30,
                                                        1999                1998            1999                1998
                                                   ---------------- ----------------- ---------------- -----------------
Net sales                                          $     17,864      $    16,290       $    35,701      $    29,407
Cost of goods sold                                        8,465            7,933            16,961           14,254
                                                   ---------------- ----------------- ---------------- -----------------
Gross profit                                              9,399            8,357            18,740           15,153

Selling and marketing expenses
                                                          4,545            4,254             8,792            7,731
General and administrative
  expenses                                                2,006            1,272             4,033            2,503
                                                   ---------------- ----------------- ---------------- -----------------
Total operating expenses                                  6,551            5,526            12,825           10,234
                                                   ---------------- ----------------- ---------------- -----------------
Operating income                                          2,848            2,831             5,915            4,919

Interest income                                             240               22               471               43
Interest expense                                             36              222                36              375
                                                   ---------------- ----------------- ---------------- -----------------
Income before income tax
  provision                                               3,052            2,631             6,350            4,587
Income tax provision                                      1,181            1,053             2,430            1,833
                                                   ---------------- ----------------- ---------------- -----------------
Net income                                         $      1,871      $     1,578       $     3,920      $     2,754
                                                   ================ ================= ================ =================

Basic earnings per share                           $       0.14      $      0.22       $      0.29      $      0.39

Diluted earnings per share                         $       0.14      $      0.15       $      0.29      $      0.26

Weighted average shares
 outstanding - basic
                                                     13,314,880        7,100,000        13,308,443        7,100,000

Weighted average shares
 outstanding - diluted
                                                     13,599,733       10,619,120        13,640,578       10,562,163


                                              See accompanying notes

                                  NATROL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                                  SIX MONTHS ENDED JUNE 30
                                                                1999                    1998
OPERATING ACTIVITIES
Net Income                                                    $  3,920                $  2,754
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                529                     381
      Amortization of goodwill                                     470                     200
      Provision for bad debts                                      105                      36
   Changes in operating assets and liabilities:
      Accounts receivable                                       (2,409)                 (1,292)
      Inventories                                                  995                    (263)
      Income taxes receivable/payable                             (392)                    (28)
      Deposits                                                     (12)                     --
      Prepaid expenses and other current assets                   (542)                     49
      Accounts payable                                            (942)                  1,974
      Accrued expenses                                             959                   1,444
      Accrued payroll and other related                            431                     343
       liabilities
                                                              --------                --------
Net cash provided by operating activities                        3,112                   5,598

INVESTING ACTIVITIES
   Assets purchased, net of liabilities assumed
        in connection with Pure-Gar acquisition                     --                 (11,104)
   Purchases of property, equipment and leasehold
        improvements                                            (1,312)                   (304)
   Purchase of marketable securities                           (23,302)                     --
   Sales of marketable securities                               18,944                      --
                                                              --------                --------
Net cash used in investing activities                           (5,670)                (11,408)

FINANCING ACTIVITIES
   Proceeds from long-term debt                                  3,501                   9,000
   Repayments on long-term debt                                     --                  (4,105)
   Offerings costs to be netted against proceeds                    --                    (474)
   Capitalized loan fees                                           (51)                     --
   Proceeds from stock purchase plan                                61                      --
   Proceeds from exercise of stock options                          54                      --
                                                              --------                --------
Net cash provided by financing activities                        3,565                   4,421
                                                              --------                --------
Net increase in cash and cash equivalents                        1,007                  (1,389)
Cash and cash equivalents, beginning of period                     559                   1,800
                                                              --------                --------
Cash and cash equivalents, end of period                      $  1,567                $    411
                                                              ========                ========

                                              See accompanying notes

                                  NATROL, INC.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

            (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.       BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the consolidated financial position of Natrol, Inc. and its subsidiaries (collectively, the "Company" or "Natrol") as of June 30, 1999, and the results of its operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Natrol's December 31, 1998 audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission (file number 000-24567).

INVENTORIES

Inventories consist of the following:



                                                  JUNE 30,   DECEMBER 31,
                                                   1999          1998
                                                -------------------------
          Raw material and packaging supplies    $   6,990      $   7,549
          Finished goods                             5,542          5,888
                                                -------------------------
                                                 $  12,442      $  13,437
                                                -------------------------
                                                -------------------------


3. COMPREHENSIVE INCOME

In the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No 130, "Reporting Comprehensive Income." The provisions of SFAS No 130 require companies to classify items of comprehensive income by their nature in financial statements and display the accumulated balance of other comprehensive income separately from retained earnings in the financial statements. The Company's comprehensive income items are not material at June 30, 1999 or December 31, 1998 and therefore no disclosures have been made.

4. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128 "Earnings per share". Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average of securities or other contracts to issue Common Stock as if these securities were exercised or converted to Common Stock. Common Stock equivalent shares from stock options representing 515,000 shares have been excluded from the computation of diluted earnings per share because the effect would be antidilutive.


5. STOCKHOLDERS' EQUITY

STOCK OPTIONS

SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Please refer to Natrol's prospectus dated July 22, 1998 with the Securities and Exchange Commission for detail on the Company's Amended and Restated 1996 Stock Option and Grant Plan ("the Stock Option Plan") and the related disclosures. During the three months ended June 30, 1999, 185,000 options were granted.

6. LONG-TERM DEBT

In May, 1999 the Company entered into a $3.5 million, 15 year, fully amortizing mortgage loan from Wells Fargo Bank, NA at a fixed interest rate equal to 7.75% per annum. The loan is a non-recourse loan secured by the Company's headquarters and manufacturing facility.

7. SUBSEQUENT EVENTS

none


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

The Company's ability to predict results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in other past reports, including but not limited to, the Company's Prospectus dated July 22, 1998 and the Company's annual report on Form 10-K for the year ended December 31, 1998, each of which is filed with the Securities and Exchange Commission.

Factors that could cause or contribute to the Company's actual results differing materially from those discussed herein or for the Company's stock price to be affected adversely include, but are not limited to: - (i) industry trends, including a potential general downturn or slowing of the growth of the dietary supplement industry, (ii) increased competition from current competitors and new market entrants, (iii) adverse publicity regarding the dietary supplement industry or the Company's products, (iv) the Company's dependence upon its ability to develop new products, (v) government regulation, (vi) exposure to product liability claims,(vii) dependence on significant customers, (viii) the Company's ability to keep and attract key management employees, (ix) the Company's inability to manage growth and execute its business plan, (x) the Company's ability to consummate future acquisitions and its ability to integrate acquired businesses and to retain key personnel associated with any acquisition,
(xi) the absence of clinical trials for many of the Company's products, (xii) the Company's inability to obtain raw materials that are in short supply, (xiii) sales and earnings volatility, (xiv) the Company's ability to manufacture its products efficiently, (xv) the Company's reliance on independent brokers to sell its products, (xvi) the inability of the Company to protect its intellectual property, (xvii) control by principal shareholders, (xviii) the possible sale of large amounts of stock by controlling shareholders, (xiv) volatility in the stock markets, (xx) a failure of the Company to properly address the year 2000 issue and (xxi) a general downturn in the national economy as a whole. These and other such factors are discussed in more detail in previous filings with the Securities and Exchange Commission including, under the caption "Risk Factors and Factors Affecting Forward Looking Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1998 and elsewhere in this report.


THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE RESPONSE TO
PART I, ITEM 1 OF THIS REPORT.

THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

NET SALES. Sales are recognized at the time product is shipped. Net sales are net of discounts, allowances, and estimated returns and credits. Net sales increased 9.7%, or $1.6 million, to $17.9 million for the three months ended June 30, 1999 from $16.3 million for the three months ended June, 1998. Sales during the quarter was affected by a decline in the Company's herbal category caused primarily by a decline in the sales of two products, Gingko Biloba and St. John's Wort. These products received substantial national media attention during 1998. During 1999, sales of these products declined industry wide. The Company cannot determine whether or not sales of these products will continue to decline in future months. Offsetting the decline in the herbal category was $1.5 million of net revenue generated from the sale of Laci Le Beau teas and dietary supplements. The Laci Le Beau tea business was acquired on October 1, 1998. A combination of new product introductions, increases of existing product sales and increased penetration in the mass market channel of distribution were other factors which contributed to the Company's ability to overcome the decline in the herbal category and post net sales gains during the three month period ending June 30, 1999.

GROSS PROFIT. Gross profit increased 12.5%, or $1.0 million, to $9.4 million for the three months ended June 30, 1999 from $8.4 million for the three months ended

June 30, 1998. Gross margin increased to 52.6% for the three months ended
June 30, 1999 from 51.3% for the three months ended June 30, 1998. Gross margin fluctuates depending upon customer mix and product mix. The Company does not consider the increase in gross margin during the quarter to be a significant event and anticipates that its gross margin will continue to fluctuate, both up and down, from quarter to quarter.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased 6.8%, or $291,000, to $4.5 million for the three months ended June 30, 1999 from $4.3 million for the three months ended June 30, 1998. The increase was primarily due to additional advertising, promotional and payroll expenses to support increased net sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization. General and administrative expenses increased 57.7%, or $734,000, to $2.0 million for the three months ended June 30, 1999 from $1.3 million for the three months ended June 30, 1998. This increase was primarily attributable to building the infrastructure to support and manage the Company's growth including its Laci Le Beau division acquired in October 1998 with corresponding increases in payroll and depreciation; additional goodwill attributable to the acquisition of Laci Le Beau; and a substantial increase in expenses such as legal and accounting fees, filing fees, insurance and other expenses attributable to the Company's operation as a publicly traded company.

INTEREST INCOME. Interest income increased $218,000 to $240,000 for the three months ended June 30, 1999 from $22,000 for the three months ended June 30, 1998. The increase was the result of the investment of cash generated through operations as well as the investment of cash proceeds from the Company's IPO completed in July, 1998.

INTEREST EXPENSE. Interest expense decreased $186,000 to $36,000 for the three months ended June 30, 1999 from $222,000 for the three months ended June 30, 1998. The decrease was a result of decreased outstanding indebtedness. During the quarter, the Company entered into a fully amortizing 15-year, $3.5 million mortgage secured exclusively by its headquarters building in Chatsworth, California. See "Liquidity and Capital Resources."

INCOME TAX PROVISION. The Company's effective tax rate was reduced to 38.7% in the second quarter of 1999 from 40.0% in the second quarter of 1998. The increase in the income tax provision at June 30, 1999 from June 30, 1998 is directly related to the increase in pretax income offset by the decrease in the effective rate.

SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

NET SALES. Net sales increased 21.4%, or $6.3 million, to $35.7 million for the six months ended June 30, 1999 from $29.4 million for the six months ended June 30, 1998. Sales during the the six month period was affected by a decline in the Company's herbal category caused primarily by a decline in the sales of Gingko Biloba and St. John's Wort. Offsetting the decline in the herbal category was $3.4 million of net revenue generated from the sale of Laci Le Beau teas and dietary supplements. The Laci Le Beau tea business was acquired on October 1, 1998. A combination of new product introductions, increases of existing product sales and increased penetration in the mass market channel of distribution were other factors which contributed to the Company's ability to overcome the decline in the herbal category and post net sales gains during the six month period ending June 30, 1999.

GROSS PROFIT. Gross profit increased 23.7%, or $3.6 million, to $18.7 million for the six months ended June 30, 1999 from $15.1 million for the six months ended June 30, 1998. Gross margin increased to 52.5% for the six months ended June 30, 1999 from 51.5% for the six months ended June 30, 1998. Gross margin fluctuates depending upon customer mix and product mix. The Company does not consider the increase in gross margin during the six month period to be a significant event and anticipates that its gross margin will continue to fluctuate, both up and down, from period to period.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased 13.7%, or $1.1 million, to $8.8 million for the six months ended June 30, 1999 from $7.7 million for the six months ended June 30, 1998. The increase was primarily due to additional advertising, promotional and payroll expenses to support increased net sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization. General and administrative expenses increased 61.1%, or $1.5 million, to $4.0 million for the six months ended June 30, 1999 from $2.5 million for the six months ended June 30, 1998. This increase was primarily attributable to building the infrastructure to support and manage the Company's growth including its Pure-Gar and Laci Le Beau divisions acquired in February and October 1998 respectively with corresponding increases in payroll and depreciation; additional goodwill attributable to the; and a substantial increase in expenses such as legal and accounting fees, filing fees, insurance and other expenses attributable to the Company's operation as publicly traded company.

INTEREST INCOME. Interest income increased $428,000 to $471,000 for the six months ended June 30, 1999 from $43,000 for the six months ended June 30, 1998. The increase was the result of the investment of cash generated through operations as well as the investment of cash proceeds from the Company's IPO completed in July, 1998.

INTEREST EXPENSE. Interest expense decreased to $339,000 to $36,000 for the six months ended June 30, 1999 from $375,000 for the six months ended June 30, 1998. The decrease was a result of decreased outstanding indebtedness. See "Liquidity and Capital Resources."

INCOME TAX PROVISION. The Company's effective tax rate was reduced to 38.3% in the six months ended June 30, 1998 from 40.0% in the six months ended June 30, 1998. The increase in the income tax provision at June 30, 1999 from June 30, 1998 is directly related to the increase in pretax income offset by the decrease in the effective rate.

LIQUIDITY AND CAPITAL RESOURCES

Prior to its IPO, the Company had financed its operations and capital requirements primarily through funds from operations and, to a lesser extent, borrowings. At June 30, 1999, the Company had working capital of $42.7 million, as compared to $ 35.7 million at December 31, 1998. The increase was primarily due to an increase in trade receivables and prepaid expenses that fluctuate in the normal course of the Company's business as well as $3.5 million of cash received from the mortgaging of its headquarters facility in Chatsworth, California.

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

Net cash provided by operating activities was $3.1 million for the six months ended June 30, 1999 as compared to $5.6 million during the six months ended June 30, 1998. The decrease in cash provided by operating activities was primarily due to an increase in accounts receivable of $2.4 million and a decrease of prepaid expenses of $542,000 during the first six months of 1999 which were offset by net income of $3.9 million, and a decrease in inventories of $1.0 million, and higher levels of goodwill amortization and depreciation as a result of the Pure-Gar and Laci Le Beau acquisitions.

Net cash used in investing activities was $5.6 for the six months ended June 30, 1999 and $11.4 million during the six months ended June 30, 1998. During the first six months of 1999, the Company invested $1.3 in new plant, property and equipment. This investment was offset by net changes in marketable securities of $4.4 million. Of the net cash used in investing activities in the six months ended June 30, 1998, the Company used $11.1 million to consummate the Pure-Gar Acquisition and $304,000 to invest in property, plant, and equipment.

Cash provided by financing activities during the six months ended June 30, 1999 was $3.6 million as opposed to the six months ended June 30, 1998 when financing activities provided $4.4 million in cash. Net cash provided by financing activities during the six months ended June 30, 1999 consisted of $3.5 million received as a result of the mortgaging of the Company's headquarters facility located in Chatsworth, California as well as $115,000 from the sale of stock to employees pursuant to the Company's Stock Purchase Plan as well as the exercise of stock options by certain employees. Net cash provided by financing activities in the six months ended June 30, 1998 consisted entirely of borrowings to finance the Pure-Gar Acquisition which was offset by debt repayment as well as the expenditure of $474,000 to prepare the Company for the IPO which was completed on July 27, 1998.

The Company's cash and marketable securities balances combined at June 30, 1999 were approximately $24.9 million. The Company believes that this amount, together with cash generated from operations will be sufficient to fund its anticipated working capital needs and capital expenditures (other than financing necessary to complete future acquisitions, if any) for at least the next 12 months. Future acquisitions, if any, could be funded with cash-on-hand, cash from operations as well as future borrowings. Future borrowings may include covenants restricting the Company's ability to issue dividends or to make additional acquisitions. There can be no assurance that attractive acquisition opportunities will be available to the Company or will be available at prices and upon such other terms that are attractive to the Company. The Company regularly evaluates the potential acquisition of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, the Company will publicly announce such acquisitions only after a definitive agreement has been signed. In addition, in order to meet its long-term liquidity needs or consummate future acquisitions, the Company may be required to incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

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

The Company has developed plans to address the possible exposures related to the impact on its computer systems of the year 2000 issue. Key financial, information and operational systems, including equipment with embedded microprocessors, have been or are currently being inventoried and assessed, and detailed plans have been or are currently being developed for the required systems modifications or replacements. Progress against these plans is monitored and reported to management on a regular basis. The Company is also focusing on major customers and suppliers to assess their compliance. The Company has received assurances from material customers that such material customers expect to be Year 2000 compliant and is seeking such assurances from its other material customers and suppliers. Nevertheless, there can be no assurance that there will not be a material adverse effect on the Company if third party, governmental or business entities do not convert or replace their systems in a timely manner and in a way that is compatible with the Company's systems. In the event a material customer or supplier is not Year 2000 compliant, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

The Company maintains a portfolio of highly liquid cash equivalents and marketable securities. Marketable securities consist primarily of certificates of deposits, commercial paper and corporate and municipal bonds. Given the short-term nature and liquidity of these investments and that the Company has no borrowings with variable rates, the Company believes that it is not subject to significant interest rate risk.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The 1999 Annual Meeting of Stockholders of Natrol, Inc. (the "Annual Meeting") was held on June 15, 1999.
b)(c) At the Annual Meeting, the folowing were re-elected to the Company's Board of Directors:

                                          Votes For             Votes Withheld
                                         ------------           --------------
             Dennis R. Jolicoeur          12,727,879                18,464
             Norman Kahn                  12,728,879                17,764

The following individuals are members of the Company's Board of Directors whose terms of office as directors continued after the Annual Meeting"

                        Elliott Balbert
                        P. Andrews McLane
                        David Laufer

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

No current reports on Form 8-K were filed by the Company during the three month period ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            NATROL, INC.

Date: 8/15/99               By:  /s/ Elliott Balbert
                            Chairman, President and Chief Executive Officer

Date: 8/15/99               By:  /s/ Dennis R. Jolicoeur
                            Chief Financial Officer and Executive
                            Vice President