Form 10-Q
period 1999-09-30
NATROL INC
filed 1999-11-15
CIK 1025573

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     ------------


                                      FORM 10-Q
     (Mark one)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

YES  X      NO
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                       Outstanding as of November 1, 1999
              -----                      -------------------------------
     Common stock, $0.01 par value                 13,464,765

PART 1
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                  NATROL, INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands except for share and per share amounts)


                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                         1999             1998
                                                                   ---------------- ---------------
ASSETS                                                               (UNAUDITED)
Current assets:
   Cash and cash equivalents                                           $  2,125         $    559
   Marketable securities                                                 23,605           19,011
   Accounts receivable, net of allowances of $447 and $332 at
      September 30, 1999 and December 31, 1998, respectively             13,243            9,987
   Inventories                                                           12,456           13,437
   Deferred taxes                                                         1,214            1,214
   Income taxes receivable                                                  165                -
   Prepaid expenses and other current assets                                816              500
                                                                       --------         --------
Total current assets                                                     53,624           44,708

Property and equipment:
   Building and improvements                                              7,339            6,882
   Machinery and equipment                                                4,892            3,826
   Furniture and office equipment                                         1,513            1,239
                                                                       --------         --------
                                                                         13,744           11,947
Accumulated depreciation                                                 (2,545)          (1,756)
                                                                       --------         --------
                                                                         11,199           10,191

Goodwill, net of accumulated amortization of $1,293 and $588 at
   September 30, 1999 and December 31, 1998, respectively                13,070           13,775
Capitalized loan fees, net of accumulated amortization of $1 at
   September 30, 1999                                                        49                -
   Other assets                                                              50               34
                                                                       --------         --------
Total other assets                                                       13,169           13,809
                                                                       --------         --------
TOTAL ASSETS                                                           $ 77,992         $ 68,708
                                                                       ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                    $  4,137         $  5,943
   Accrued expenses                                                       2,642            2,067
   Accrued payroll and related liabilities                                1,497              805
   Income taxes payable                                                       -              221
   Current portion of long-term debt                                        129                -
                                                                       --------         --------
Total current liabilities                                                 8,405            9,036

Deferred income taxes, non-current                                           32               32

Long-term debt, less current portion                                      3,340                -

Stockholders' equity:
Common stock                                                                136              133
Additional paid in capital                                               60,300           60,187
Retained earnings                                                         6,342             (117)
                                                                       --------         --------
                                                                         66,778           60,203
Receivable from stockholder                                                 563              563
                                                                       --------         --------
Total stockholders' equity                                               66,215           59,640
                                                                       --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                       $ 77,992         $ 68,708
                                                                       ========         ========

                             See accompanying notes

                                  NATROL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              (in thousands except for share and per share amounts)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                                         1999               1998                1999               1998
                                                   ------------------ ------------------ ------------------- ------------------
                                                                                                       (unaudited)
Net sales                                            $     21,174         $     19,501       $     56,874       $     48,907
Cost of goods sold                                         10,175                9,327             27,136             23,581
                                                     ------------         ------------       ------------       ------------
Gross profit                                               10,999               10,174             29,738             25,326

Selling and marketing expenses                              5,081                4,591             13,873             12,322
General and administrative                                  2,027                1,732              6,061              4,234
                                                     ------------         ------------       ------------       ------------
Total operating expenses                                    7,108                6,323             19,934             16,556
                                                     ------------         ------------       ------------       ------------
Operating income                                            3,891                3,851              9,804              8,770

Interest income                                               252                  238                724                281
Interest expense                                              (47)                 (32)               (82)              (407)
                                                     ------------         ------------       ------------       ------------
Income before income tax provision                          4,096                4,057             10,446              8,644
Income tax provision                                        1,557                1,540              3,987              3,374
                                                     ------------         ------------       ------------       ------------
Net income                                           $      2,539         $      2,517       $      6,459       $      5,270
                                                     ============         ============       ============       ============

Basic earnings per share                             $       0.19         $       0.21       $       0.49       $       0.61

Diluted earnings per share                           $       0.19         $       0.20       $       0.47       $       0.47

Weighted average shares outstanding - basic            13,340,495           11,842,446         13,319,203          8,694,945

Weighted average shares outstanding - diluted          13,652,060           12,904,382         13,661,457         11,311,938

                             See accompanying notes

                                  NATROL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (in thousands except for share and per share amounts)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED SEP 30
                                                                           1999             1998
                                                                      ------------------------------
OPERATING ACTIVITIES
Net income                                                              $  6,459         $  5,270
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                          790              576
      Amortization of goodwill                                               705              350
      Provision for bad debts                                                115               41
   Changes in operating assets and liabilities:
      Accounts receivable                                                 (3,371)          (5,720)
      Inventories                                                            981           (3,182)
      Income taxes receivable/payable                                       (386)             359
      Prepaid expenses and other current assets                             (316)             (51)
      Other assets                                                           (16)               -
      Accounts payable                                                    (1,806)           3,079
      Accrued expenses                                                       575            2,626
      Accrued payroll and related liabilities                                692              635
                                                                         ---------        --------
Net cash provided by operating activities                                  4,422            3,983

INVESTING ACTIVITIES
   Assets purchased, net of liabilities assumed
     in connection with Pure-Gar acquisition                                   -          (11,104)
   Purchases of property and equipment                                    (1,797)            (647)
   Purchases of marketable securities                                    (39,173)               -
   Sales of marketable securities                                         34,579                -
                                                                         ---------        --------
Net cash used in investing activities                                     (6,391)         (11,751)

FINANCING ACTIVITIES
   Proceeds from long-term debt                                            3,501            9,000
   Repayments on long-term debt                                              (32)         (12,605)
   Proceeds from issuance of Common Stock, net of issuance costs               -           47,674
   Redemption of redeemable preferred stock                                    -           (6,000)
   Capitalized loan fees                                                     (50)               -
   Proceeds from stock purchase plan                                          62                -
   Proceeds from exercise of stock options                                    54                -
                                                                         ---------        --------
Net cash provided by financing activities                                  3,535           38,069
                                                                         ---------        --------
Net increase in cash and cash equivalents                                  1,566           30,301
Cash and cash equivalents, beginning of period                               559            1,800
                                                                         ---------        --------
Cash and cash equivalents, end of period                                $  2,125         $ 32,101
                                                                         =========        ========

Supplemental disclosures of cash flows information:

Cash paid during year for:
         Interest                                                       $     83         $    407
         Income taxes                                                   $  3,987         $  3,015

                             See accompanying notes

                                  NATROL, INC.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the consolidated financial position of Natrol, Inc. and its subsidiaries (collectively, the "Company" or "Natrol") as of September 30,1999, and the results of its operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Natrol's December 31, 1998, or audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission ("SEC")(file number 000-24567).

2. INVENTORIES

Inventories consist of the following:


                                          SEPTEMBER 30,  DECEMBER 31,
                                            1999            1998
                                         ----------------------------
Raw material and packaging supplies        $ 6,998        $ 7,549
Finished goods                               5,458          5,888
                                         ----------------------------
                                           $12,456        $13,437
                                         ============================


3. COMPREHENSIVE INCOME

In the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No 130, "Reporting Comprehensive Income." The provisions of SFAS No 130 require companies to classify items of comprehensive income by their nature in financial statements and display the accumulated balance of other comprehensive income separately from retained earnings in the financial statements. The Company's comprehensive income items are not material at September 30, 1999 or December 31, 1998 and therefore no disclosures have been made.

4. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128 "Earnings per share". Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average of securities or other contracts to issue Common Stock as if these securities were exercised or converted to Common Stock. Common Stock equivalent shares from stock options representing 460,000 shares have been excluded from the computation of diluted earnings per share for the period ended September 30, 1999 because the effect would be antidilutive.

5. STOCKHOLDERS' EQUITY

STOCK OPTIONS

SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Please refer to Natrol's prospectus dated July 22, 1998 and annual report on Form 10K for the year ended December 31, 1998 filed with the Securities and Exchange Commission for detail on the Company's Amended and Restated 1996 Stock Option and Grant Plan (the "Stock Option Plan") and the related disclosures. During the nine months ended September 30, 1999, 235,000 options were granted with exercise prices that were not less than the fair market value of the stock at the date of grant.

6. LONG-TERM DEBT

In May, 1999 the Company entered into a $3.5 million, 15 year, fully amortizing mortgage loan from Wells Fargo Bank, NA at a fixed interest rate equal to 7.75% per annum. The loan is a non-recourse loan secured by the Company's headquarters and manufacturing facility.

7. SUBSEQUENT EVENTS

On October 6, 1999 the Company entered into an agreement with a bank which provides for maximum borrowings on a revolving line of credit up to $10 million through the year 2002. The line of credit is collateralized by substantially all of the Company's assets and includes requirements that the Company comply with certain financial covenants.

On October 8, 1999, the Company purchased all of the stock of Prolab Nutrition, Inc. ("Prolab") for $29 million in cash and 124,270 shares of Common Stock. The Company borrowed $6.25 million on the revolving line of credit in connection with the Prolab acquisition. Prolab markets sports nutrition products for body builders and health minded individuals through gyms, health food stores and other outlets both domestically and internationally.

On October 8, 1999 Company granted certain employees of Prolab incentive stock options to purchase up to an aggregate of 500,000 shares of Natrol Common Stock. These employee options vest over a period of three years and may be exercised at the closing price on the day of the grant.

On November 1, 1999, the Company granted certain employees of the Company and of its wholly owned subsidiary Prolab incentive stock options to purchase up to an aggregate of 30,000 shares of Natrol Common Stock. These employee options vest over a period of five years and may be exercised at the closing price on the day of the grant.

In November, 1999 the Company agreed to purchase a 132,000 sq.ft. distribution facility within one mile of its headquarters and manufacturing plant for $7.2 million. Approximately 50,000 sq. ft. of this facility is currently being leased to a third party tenant. The Company anticipates relocating the operations of its shipping facility to the new building and subleasing its existing 25,000 sq. ft. shipping facility once the transaction is complete. The Company anticipates that it will finance the purchase price through a term mortgage loan and that the transaction will be complete in mid-December 1999.

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

Factors that could cause or contribute to the Company's actual results differing materially from those discussed herein or for the Company's stock price to be affected adversely include, but are not limited to: - (i) industry trends, including a potential general downturn or slowing of the growth of the dietary supplement industry, (ii) increased competition from current competitors and new market entrants, (iii) adverse publicity regarding the dietary supplement industry or the Company's products, (iv) the Company's dependence upon its ability to develop new products, (v) government regulation, (vi) exposure to product liability claims,(vii) dependence on significant customers, (viii) the Company's ability to keep and attract key management employees, (ix) the Company's inability to manage growth and execute its business plan, (x) the Company's ability to consummate future acquisitions and its ability to integrate acquired businesses, including without limitation Prolab, and to retain key personnel associated with any acquisition, (xi) the absence of clinical trials for many of the Company's products, (xii) the Company's inability to obtain raw materials that are in short supply, (xiii) sales and earnings volatility, (xiv) the Company's ability to manufacture its products efficiently, (xv) the Company's reliance on independent brokers to sell its products, (xvi) the inability of the Company to protect its intellectual property, (xvii) control by principal shareholders, (xviii) the possible sale of large amounts of stock by controlling shareholders, (xiv) volatility in the stock markets, (xx) a failure of the Company to properly address the year 2000 issue, (xxi) a general downturn in the national economy as a whole, and (xxii) continued market acceptance of Prolab's sports nutrition products. These and other such factors are discussed in more detail in previous filings with the Securities and Exchange Commission including, under the caption "Risk Factors and Factors Affecting Forward Looking Statements" in the Company's annual report on Form 10-K for the year ended December 31, 1998 and elsewhere in this report.

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE RESPONSE TO PART I,
ITEM 1 OF THIS REPORT.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

NET SALES. Sales are recognized at the time product is shipped. Net sales are net of discounts, allowances, and estimated returns and credits. Net sales increased 8.6%, or $1.7 million, to $21.2 million for the three months ended September 30, 1999 from $19.5 million for the three months ended September 30, 1998. Sales during the quarter were adversely affected by a decline in the Company's herbal category caused primarily by a decline in the sales of Kava Kava and St. John's Wort based products. These products received substantial national media attention during 1998. During 1999, sales of these products declined industry wide. Offsetting the decline in the herbal category was $1.4 million of net revenue generated from the sale of Laci Le Beau teas and dietary supplements. The Laci Le Beau tea business was acquired by the Company on October 1, 1998. A combination of new product introductions, increases of existing product sales, increased penetration in the mass market channel of distribution, increased private contract manufacturing, and increases in revenue from the Company's Pure-Gar ingredient supply business were other factors which contributed to the Company's ability post net sales gains during the three month period ending September 30, 1999.

GROSS PROFIT. Gross profit increased 8.1%, or $825,000, to $11.0 million for the three months ended September 30, 1999 from $10.2 million for the three months ended September 30, 1998. Gross margin decreased to 52.0% for the three months ended September 30, 1999 from 52.2% for the three months ended September 30, 1998. Gross margin fluctuates from quarter to quarter depending upon customer mix, product mix and promotional activity and, as a result, the Company does not consider the decrease in gross margin during the quarter to be a significant event.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased 10.7%, or $490,000, to $5.1 million for the three months ended September 30, 1999 from $4.6 million for the three months ended September 30, 1998. The increase was primarily due to additional advertising, promotional and payroll expenses to support increased net sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization. General and administrative expenses increased 17.0%, or $295,000, to $2.0 million for the three months ended September 30, 1999 from $1.7 million for the three months ended September 30, 1998. This increase was primarily attributable to the hiring of more employees to manage the Company's growth including its Laci Le Beau division acquired in October 1998 with corresponding increases in payroll and depreciation; additional goodwill attributable to the acquisition of Laci Le Beau; and a substantial increase in expenses such as legal and accounting fees, filing fees, insurance and other expenses attributable to the Company's operation as a publicly traded company. As a result of the Prolab acquisition the Company will record approximately $338,000 of additional goodwill each quarter, beginning with the fourth quarter of 1999.

INTEREST INCOME. Interest income increased $14,000 to $252,000 for the three months ended September 30, 1999 from $238,000 for the three months ended September 30, 1998. The Company's average balance of cash and marketable securities during the third quarter of 1999 was $25.3 million. The Company's balance of cash and marketable securities at the beginning of the third quarter of 1998 was $411,000 but rose to $32.1 million at the close of the quarter due to the completion of the Company's initial public offering on July 22, 1998. The difference in interest earned during the third quarter of 1999 when compared to the third quarter of 1998 was due to the difference in the average balance of cash and marketable securities as well as the difference in short-term interest rates during the respective periods.

INTEREST EXPENSE. Interest expense increased $15,000 to $47,000 for the three months ended September 30, 1999 from $32,000 for the three months ended September 30, 1998. The increase was a result of increased outstanding indebtedness. See "Liquidity and Capital Resources."

INCOME TAX PROVISION. The Company's effective tax rate for both the third quarter of 1999 and the third quarter of 1998 was 38.0%.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

NET SALES. Net sales increased 16.3%, or $8.0 million, to $56.9 million for the nine months ended September 30, 1999 from $48.9 million for the nine months ended September 30, 1998. Sales during the nine month period were adversely affected by a decline in the Company's herbal category caused primarily by a decline in the sales of Kava Kava and St. John's Wort based products. Offsetting the decline in the herbal category was $5.1 million of net revenue generated from the sale of Laci Le Beau teas and dietary supplements. The Laci Le Beau tea business was acquired on October 1, 1998. A combination of new product introductions, increases of existing product sales and increased penetration in the mass market channel of distribution were other factors which contributed to the Company's ability to post net sales gains during the nine month period ending September 30, 1999.

GROSS PROFIT. Gross profit increased 17.4%, or $4.4 million, to $29.7 million for the nine months ended September 30, 1999. Gross margin increased to 52.3% for the nine months ended September 30, 1999 from 51.8% for the nine months ended September 30, 1998. Gross margin fluctuates depending upon customer mix and product mix. The Company does not consider the increase in gross margin during the nine month period to be a significant event and anticipates that its gross margin will continue to fluctuate, both up and down, from period to period.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 12.6%, or $1.6 million, to $13.9 million for the nine months ended September 30, 1999 from $12.3 million for the nine months ended September 30, 1998. The increase was primarily due to additional advertising, promotional and payroll expenses to support increased net sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 43.2%, or $1.8 million, to $6.1 million for the nine months ended September 30, 1999 from $4.2 million for the nine months ended September 30, 1998. This increase was primarily attributable to the hiring of additional staff to support and manage the Company's growth including its Pure-Gar and Laci Le

Beau divisions acquired in February and October 1998 respectively with corresponding increases in payroll and depreciation; additional goodwill attributable to the acquisitions; and a substantial increase in expenses such as legal and accounting fees, filing fees, insurance and other expenses attributable to the Company's operation as publicly traded company. As a result of the Prolab acquisition the Company will record approximately $1.35 million of additional goodwill annually.

INTEREST INCOME. Interest income increased $443,000 to $724,000 for the nine months ended September 30, 1999 from $281,000 for the nine months ended September 30, 1998. The increase was the result of the investment of cash generated through operations as well as the investment of cash proceeds from the Company's IPO completed in July, 1998.

INTEREST EXPENSE. Interest expense decreased $325,000 to $82,000 for the nine months ended September 30, 1999 from $407,000 for the nine months ended September 30, 1998. The decrease was a result of decreased outstanding indebtedness. See "Liquidity and Capital Resources."

INCOME TAX PROVISION. The Company's effective tax rate was reduced to 38.2% in the nine months ended September 30, 1999 from 39.0% in the nine months ended September 30, 1998. The increase in the income tax provision at September 30, 1999 from September 30, 1998 is directly related to the increase in pretax income offset by the decrease in the effective rate.

LIQUIDITY AND CAPITAL RESOURCES

Prior to its IPO, the Company had financed its operations and capital requirements primarily through funds from operations and, to a lesser extent, borrowings. At September 30, 1999, the Company had working capital of $45.2 million, as compared to $35.7 million at December 31, 1998. The increase was primarily due to an increase in trade receivables and a decrease in accounts payable and accrued expenses that fluctuate in the normal course of the Company's business as well as $3.5 million of cash received from the mortgaging of its headquarters and manufacturing facility in Chatsworth, California.

On July 27, 1998, the Company completed its IPO of 3,940,000 shares of Common Stock priced at $15.00 per share. Of the total shares offered, 3,200,000 shares were sold by the Company. The Company sold an additional 295,500 shares of Common Stock on August 6, 1998, pursuant to the underwriters' exercise of the overallotment option granted in the IPO. The net proceeds to the Company from the IPO were $47.7 million, including the shares sold pursuant to the underwriters' exercise of the overallotment option. Of the net proceeds to the Company, $8.4 million was used to repay in full long-term debt. As more fully described in Natrol's prospectus dated July 22, 1998, all of the 27,000 shares of convertible participating preferred stock purchased by certain investors in September 1996 were converted into 2,700,000 shares of Common Stock of the Company and shares of redeemable preferred stock, which were immediately redeemed for a total of $6.0 million. The redemption price of the redeemable preferred stock was funded from the proceeds of the IPO.

Net cash provided by operating activities was $4.4 million for the nine months ended September 30, 1999 as compared to $4.0 million during the nine months ended September 30, 1998. The increase in cash provided by operating activities was primarily due to a $1.2 million increase in net income, a $1.0 million decrease in inventories, and a $569,000 increase in depreciation and amortization offset by an increase in accounts receivable of $3.4 million, an increase in prepaid expenses of $316,000 and a decrease in accounts payable and other current liabilities of $539,000. The higher level of goodwill amortization is the result of the Pure-Gar and Laci Le Beau acquisitions completed in February and October of 1998, respectively.

Net cash used in investing activities was $6.4 million for the nine months ended September 30, 1999 and $11.8 million during the nine months ended September 30, 1998. During the first nine months of 1999, the Company invested $1.8 million in new plant, property and equipment. This investment was offset by net changes in marketable securities of $4.6 million. Of the net cash used in investing activities in the nine months ended September 30, 1998, the Company used $11.1 million to consummate the Pure-Gar acquisition and $647,000 to invest in property, plant, and equipment.

Cash provided by financing activities during the nine months ended September 30, 1999 was $3.5 million as opposed to the nine months ended September 30, 1998 when financing activities provided $38.1 million in cash. Net cash provided by financing activities during the nine months ended September 30, 1999 consisted of $3.5 million received as a result of the mortgaging of the Company's headquarters and manufacturing facility located in Chatsworth, California as well as $116,000 from the sale of stock to employees pursuant to the Company's Stock Purchase Plan as well as the exercise of stock options by certain employees. Net cash provided by financing activities in the nine months ended September 30, 1998 consisted of $47.7 million raised from the Company's IPO and receipt from $9 million from bank borrowings offset by repayments of bank debt amounting to $12.6 million and the redemption of $6 million of preferred stock.

The Company's cash and marketable securities balances combined at September 30, 1999 were approximately $25.7 million. The Company used a majority of this cash along with $6.25 million of borrowings from a $10 million line of credit (see "Subsequent Events") established in October, 1999 to purchase Prolab Nutrition, Inc. for $29 million in cash and 124,270 shares of the Company's Common Stock. The Company believes that its cash balances, together with cash generated from operations and remaining balances available from its line of credit will be sufficient to fund its anticipated working capital needs and capital expenditures (other than financing necessary to complete future acquisitions, if any) for at least the next 12 months. The Company's $10 million line of credit contains various financial covenants which are predicated on the Company's present and projected financial condition. In the event that future operations differ materially from what is expected, the Company may no longer be able to meet the tests set out in the Credit Facility. Failure to meet these tests may result in a default by the Company under the Credit Facility which may materially adversely affect the Company's liquidity. The Credit Facility restricts or prohibits the Company from incurring indebtedness, incurring liens, disposing of assets or making certain investments or acquisitions, without the consent of the lenders and requires the Company to maintain certain financial ratios on an ongoing basis. The Credit Facility is collateralized by pledges of all of the outstanding capital stock of the Company's subsidiaries, and a lien on substantially all of the assets of the Company. The Credit Facility also restricts the Company's ability to pay dividends, repurchase stock, or make other distributions to shareholders. Dividend payments are specifically restricted to an amount not to exceed 25% of the Company's cash flow as defined in the loan documents. Permitted future acquisitions, if any, could be funded with cash-on-hand, cash from operations as well as future borrowings that could replace the existing line of credit. Future borrowings may also include covenants restricting the Company's ability to issue dividends or to make additional acquisitions. There can be no assurance that attractive acquisition opportunities will be available to the Company or will be available at prices and upon such other terms that are attractive to the Company. The Company regularly evaluates the potential acquisition of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, the Company will publicly announce such acquisitions only after a definitive agreement has been signed. In addition, in order to meet its long-term liquidity needs or consummate future acquisitions, the

Company may be required to incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

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

The Company maintains a portfolio of highly liquid cash equivalents and marketable securities. Marketable securities consist primarily of certificates of deposits, commercial paper and corporate and municipal bonds. Given the short-term nature and liquidity of these investments, the Company believes that it is not subject to significant interest rate risk. The Company's portfolio of such assets was liquidated in October, 1999 in order to complete the Company's acquisition of Prolab (See "Subsequent Events").

The Company is also subject to interest rate market risk associated with its fixed rate long-term debt. However, the Company does not believe that the risk is significant due to the low fixed rate and the insignificance of the long-term debt to the Company's consolidated balance sheet.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

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

         The Company incurred the following expenses in connection with the IPO:

         Underwriting discounts and commissions                 $3.67 million
         Other expenses                                         $1.05 million
                                                                -------------
         Total expenses                                         $4.72 million

         After deducting the expenses set forth above, the Company received approximately $47.7 million in net proceeds from the IPO. The Company used approximately (a) $8.4 million of the proceeds to repay in July 1998 borrowings under the Company's then existing senior credit facility with Wells Fargo Bank, N.A., including fees and accrued and unpaid interest, (b) $6.0 million to redeem all of the outstanding shares of the Company's Redeemable Preferred Stock in July 1998, (c) $7.5 million to complete the acquisition of the Laci Le Beau tea business in October 1998, (d) $5.25 million to purchase its headquarters/manufacturing facility in December 1998 and, (e) $29.0 million of such proceeds to consummate the acquisition of Prolab on October 8, 1999.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

none

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      27.1 Financial Data Schedule

(b) No current reports on Form 8-K were filed by the Company during the three month period ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NATROL, INC.

Date: 11/15/99                By:  /s/ Elliott Balbert
                              Chairman, President and Chief Executive Officer



Date: 11/15/99                By:  /s/ Dennis R. Jolicoeur
                              Chief Financial Officer and Executive
                              Vice President