Form 10-K
period 1999-12-31
NATROL INC
filed 2000-03-29
CIK 1025573

------------------------------------------------------------------
------------------------------------------------------------------

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


(Mark One)
 /X/                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO ______

                          COMMISSION FILE NO: 000-24567
                                    ---------

                                  NATROL, INC.

             (Exact name of registrant as specified in its charter)

      DELAWARE                            95-3560780
-------------------------        -------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates of the registrant on March 14, 1999 was approximately $81.0 million based upon the closing price per share of the registrant's Common Stock as reported on the Nasdaq National Market on such date. Calculations of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 10% or more of the outstanding Common Stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2000, the registrant had 13,499,035 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NATROL, INC.
1999 ANNUAL REPORT ON Form 10-K
TABLE OF CONTENTS

PART I

Item 1. Business  . . . . . . . . . . . . . . . . .. . . . . . . 4

Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . .26

Item 3. Legal Matters . . . . . . . . . . . . . . . . . . . . . 27


Item 4. Submission of Matters to a Vote of Security Holders . . 27


PART II

Item 5. Market for Registrant's Common Equity and Related
          Stockholder Matters . . . . . . . . . . . . . . . . . 27

Item 6. Selected Consolidated Financial Data . . . . . . . . . .29


Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations . . . . . 30


Item 7A. Quantitative and Qualatative Disclosures About Market
          Risk . . . . . . . . . . . . . . . . . . . . . . . . .38

Item 8. Financial Statements and Supplementary Data . . . . . . 38


Item 9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure . . . . . . . . .  38


PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . 39

PART IV



Item 14. Exhibits, Financial Statements, Schedules, and Reports on
         Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .39

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

Factors that could cause or contribute to the Company's actual results differing materially from those discussed herein or for the Company's stock price to be affected adversely include, but are not limited to: (i) industry trends, including a potential general downturn or slowing of the growth of the dietary supplement industry, (ii) increased competition from current competitors and new market entrants, (iii) adverse publicity regarding the dietary supplement industry or the Company's products, (iv) the Company's dependence upon its ability to develop new products,(v) an increase in returns of the Company's products sold in past years (vi) the Company's ability to gain or expand distribution within new or existing accounts and new or existing channels of trade, (vii) adverse changes in government regulation, (viii) exposure to product liability claims,(ix) dependence on significant customers, (x) the Company's ability to keep and attract key management employees, (xi) the Company's inability to manage growth and execute its business plan, (xii) the Company's ability to consummate future acquisitions and its ability to integrate acquired businesses, including without limitation Prolab Nutrition, Inc. ("Prolab"), acquired in October, 1999, and to retain key personnel associated with any acquisition, (xiii) the absence of clinical trials for many of the Company's products, (xiv) the Company's inability to obtain raw materials that are in short supply, (xv) sales and earnings volatility, (xvi) the Company's ability to manufacture its products efficiently, (xvii) the Company's reliance on independent brokers to sell its products, (xviii) the inability of the Company to protect its intellectual property, (xix) control of the Company by principal shareholders, (xx) the possible sale of large amounts of stock by controlling shareholders, (xxi) volatility in the stock markets, (xxii) a general downturn in the national economy as a whole, and (xxiii) continued market acceptance of Natrol supplements, Laci Le Beau teas, Prolab's sports nutrition products, and Essentially Pure Ingredients' raw material products. These and other such factors are discussed in more detail under the caption "Risk Factors" and elsewhere in this report.

PART I

ITEM 1. BUSINESS

The Company's executive offices are located at 21411 Prairie Street, Chatsworth, California 91311 and its telephone number is 818-739-6000. Unless the context otherwise requires the terms the "Company" and "Natrol" refer to Natrol, Inc. and, as applicable, its direct and indirect subsidiaries.

GENERAL

Natrol manufactures and markets branded, high-quality dietary supplements, herbal teas, nutraceutical ingredients, and more recently, through its acquisition of Prolab Nutrition, Inc., sports nutrition products.

Supplements are sold primarily under the Company's Natrol brand. These supplements include vitamins, minerals, hormonal supplements, herbal products, and specialty combination formulas that contribute to an individual's mental or physical well-being. The Company sells its products through multiple distribution channels throughout the United States. These channels include domestic health food stores and mass market drug, retail, and grocery store chains. The Company also sells its products through independent catalogs, internet shopping sites, and, to a limited degree, within select foreign countries. The Company's strategy emphasizes building strong recognition of the Natrol brand across multiple distribution channels through a widespread multi-media marketing and advertising strategy.


Herbal teas are sold under the Company's Laci Le Beau brand name. The Company uses essentially the same sales people and brokers to sell teas as it does supplements. And, as with its supplement business, the Company's strategy emphasizes building strong recognition of the Laci Le Beau brand across multiple distribution channels through a widespread multi-media marketing and advertising strategy.

The Company's recently acquired Prolab sports nutrition line of products is targeted to body builders and health minded individuals seeking a high degree of physical fitness. Prolab's products include supplements designed to help these individuals gain and lose weight as well as improve muscle mass and muscle definition. Prolab products have traditionally been sold through gyms, health food stores, and internationally, through selected distributors. The Company's strategy is to capitalize upon Natrol's sales force and customer relations to broaden the distribution of Prolab products.

The Company also sells nutraceutical grade ingredients, primarily garlic, vegetable powders, kava kava, melatonin and cetyl myristoleate complex to other manufacturers. In the year 2000, the Company renamed its ingredient supply division from Pure-Gar to Essentially Pure Ingredients (EPI). The Company's strategy is to establish exclusive relationships with primary manufacturers of raw materials and to sell these ingredients to other users of nutraceutical grade materials.

RECENT ACQUISITIONS

In October 1999, the Company purchased all of the stock of Prolab

Nutrition, Inc. (Prolab) for $29,000,000 in cash and 124,270 shares of Common Stock.

Prolab is a formulator, packager and marketer of sports nutrition products for body builders and health minded individuals sold through gyms, health food stores and other outlets both domestically and internationally. The Company is now integrating Prolab's business with its own. This integration includes capitalizing upon Natrol's manufacturing, product development, marketing and sales expertise to broaden the products offered by Prolab as well as the channels through which Prolab sells product.

SALES

BRANDED PRODUCTS

The Company distributes its branded products primarily to domestic health food stores and mass market drug, retail and food stores. Although the Company sells the same Natrol or Laci Le Beau products to both the health food and mass market channels of distribution, it has built different sales organizations to meet the differing requirements of each channel of trade.

At the time of the Company's acquisition of Prolab, Prolab products were sold primarily through gyms, health food stores and internationally through designated distributors. Nearly all Prolab sales were to distributors who in turn serviced retail accounts. Prolab sales were generated by in-house sales representatives as Prolab did not maintain a field sales force. Post acquisition, Natrol's field sales force in both the mass market and health channels will represent Prolab products.

The Company sells its branded Natrol and Laci Le Beau products to health food stores through leading national distributors, including United Natural Foods and Tree of Life, as well as directly to GNC (General Nutrition Company). Prolab products are also sold to health food stores through distributors and, to GNC directly. Prolab's distributor network focuses on health food stores and gyms that cater to body builders and other individuals seeking a high level of fitness. Natrol and Laci Le Beau products are sold by health food store chains such as Wild Oats Markets, Whole Foods Market, Hi-Health, Vitamin Cottage, Fred Meyer Nutrition Centers and Vitamin Shoppes, as well as most independent health food stores.

Within the health food channel of trade, the Company maintains a sales staff of more than 20 representatives across the country who are managed by regional managers who report to the Company's vice president of sales. These sales representatives call on individual store owners and distributors promoting the Natrol, Laci Le Beau and Prolab lines.

The mass market distribution channel is managed by the Company's Vice President of Sales, a national manager of mass market sales and regional managers who work with a network of independent brokers. The Company's employees service certain of its larger mass market accounts directly while independent brokers service others in conjunction with the Company's management. The Company sells its products to mass market merchandisers either directly or through distributors of vitamins, minerals and other supplement products such as Bergen Brunswick, McKesson and Cardinal. Some of the

Company's major mass market retail customers are Walgreens, CVS, American Drug Stores, Rite Aid, Long's Drug, Drug Emporium, Eckerd, Snyders, Brooks Drug, Wal-Mart, Kmart, Target, Shopko, BJ's Wholesale Club and Sam's Clubs. The Company also sells its products in grocery stores and supermarkets, including Dominick's, Ralphs, Von's, Schnucks, Cub Foods, Food For Less and Wegmans.

Within each channel of trade, the Company believes that there is opportunity for growth in that a majority of outlets that carry the Company's products only stock a small percentage of the products the Company offers. A prime objective of the Natrol selling effort is to increase the amount of shelf space devoted to Company products at each location.

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

The Company had no customer whose sales amounted to more than 10% of the Company's business during 1999 as opposed to 1998 when sales to one customer, Walgreens, amounted to 15.9% of Natrol's total revenue or $10.9 million.


PRIVATE LABEL AND INGREDIENT SUPPLY SALES

The Company manufactures certain products pursuant to contracts with customers who distribute the products under their own private labels. Sales to private label customers accounted for 8% of the Company's revenues for 1999.

In its bulk ingredient business, the Company primarily sells nutraceutical grade dehydrated vegetable products, mostly garlic, to other manufacturers, distributors and marketers of dietary supplements. Non-vegetable based products include Melatonin and Cetyl Myristoleate. The Company obtains its bulk vegetable ingredients from Basic Vegetable Products, Inc. (BVP) pursuant to a multi-year supply agreement that gives the Company the exclusive right to sell BVP's vegetable powders in the dietary supplement industry.

Bulk ingredient sales are the responsibility of the Company's Essentially Pure Ingredients (formerly Pure Gar) division. Sales personnel from this division call on more than 120 customers nationwide.

The Company's strategy is to establish exclusive relationships with primary manufacturers of raw materials and to sell these ingredients to other users of nutraceutical grade materials. The

Company expects to broaden its product offerings as favorable distribution opportunities arise.

MARKETING

BRANDED PRODUCTS

Management believes the Company's strategy of selling the Natrol, Laci Le Beau and Prolab brands through all channels of distribution including the health, mass market, convenience store, gym and internet channels distinguishes the Company from its competition. Most competitors sell products into each channel using different brand names within each channel. Oftentimes, in the case of the Company's competitors, the brand sold in the health channel is positioned as the quality brand while the mass market line is positioned as the value brand.

The Company's core strategy is to continue to build the Natrol, Laci Le Beau and Prolab brand names within multiple channels of distribution in order to develop increased brand awareness and strong brand recognition among consumers seeking products with a reputation for quality. The Company believes it can leverage its reputation for high quality products developed within the health food distribution channel in the mass market and other channels by positioning its products as a high quality brand rather than a value brand. By selling each brand (Natrol, Laci Le Beau and Prolab) across multiple distribution channels and thus maintaining in each case a single brand identity, the Company believes it can also leverage its advertising budget across multiple distribution channels.

The Company utilizes print, radio and television advertising as well as cooperative and other incentive programs to build consumer awareness and generate sales revenue. The Company spent approximately $10.9 million or nearly 13.5% of total sales in 1999 on various marketing and sales incentive programs.

The Company generally uses targeted, health-oriented magazines, such as BETTER NUTRITION, DELICIOUS and GREAT LIFE, to support the health food store distribution channel and uses mainstream publications such as PREVENTION, HEALTH, USA TODAY, TV GUIDE, MCCALLS, FAMILY CIRCLE,and WOMEN'S DAY to support the mass market distribution channel.

Throughout 1999, the Company's television commercials were featured on the CNN/Turner Network, including CNN's Larry King Live and CNN Headline News along with TNT and TBS programs as well as several game show programs including Wheel of Fortune, Jeopardy and Hollywood Squares.

Radio advertising in 1999 was limited to selected opportunities throughout the year.

The Company constantly reviews its media mix for its effectiveness in creating consumer demand. As such, the Company's use of certain media in past operating periods is not necessarily an indicator of media choices to be made in future operating periods.

PRIVATE LABEL AND INGREDIENT SUPPLY SALES

The Company does not actively market its private label business and relies on word-of-mouth as well as the delivery of information from its sales staff, primarily its Essentially Pure Ingredients sales people.

The Company's Essentially Pure Ingredients division relies primarily on visibility developed through trade shows, advertising in trade publications and brochures to supplement the sales efforts of its sales people.

PRODUCTS

The Company sells premium dietary supplements, herbal tea products, and sports nutrition products under the respective Natrol, Laci Le Beau and Prolab brand names. The Company's EPI division markets ingredients, mostly vegetable based powders suitable for nutraceutical usage to other manufacturers of supplements.

The Company's core Natrol brand focuses on supplements that are in high demand as well as specialty niche and proprietary formulations that have potentially strong margins. The Company's supplement products include vitamins, minerals, herbs, specialty formulations, weight control products, hormones and various nutrients. The Company positions Natrol as a premium brand of vitamins, minerals and other supplements rather than a value brand. The Company manufactures and sells approximately 190 products packaged into approximately 500 SKUs.

Laci Le Beau teas are flavored herbal teas. These teas include a Dieter's tea as well as specialty teas such as Throat Care, Tummy Care, Heavenly Nights and traditional herbal teas such as an Echinacea, St. John's Wort, Chamomile and Green Tea. The Laci Le Beau Line consists of more than 20 herbal teas.

The Prolab sports nutrition line focuses on products used by body builders and other athletes who perform at a high level of fitness. Prolab products are designed to help individuals interested in fitness improve muscle mass, manage weight and attain higher levels of overall fitness. The product line includes creatine, whey, and diet and hormonal formulations.

EPI sells a variety of nutraceutical powders, each of which has nutraceutical applications. The largest category is garlic powder which is refined to have high levels of specific nutraceutical markers that are in demand by supplement companies.

The Company's consumer products fall into the general definition of vitamin, minerals, and supplements. Each year the Company strives to broaden its product offering so as to increase revenue and gross profits while lessening the Company's dependence upon any one product.

Only one branded product, Ester-C(R) accounted for more than 10% of the Company's revenue in 1999. A buffered form of pH-neutral Vitamin C, Natrol considers Ester-C(R) a cornerstone product. The Company sells approximately 45 SKUs of Ester-C(R), each offering a special potency, pill count, delivery system or specialty combination, such as Ester-C(R) with zinc. Ester-C(R) accounted for approximately 11% of the Company's gross sales.

The Laci Le Beau tea business accounted for approximately 8.5% of the Company's gross sales in 1999 and the EPI ingredients business accounted for 9.9% of the Company's business. Prolab, which was acquired at the beginning of the fourth quarter of 1999, accounted for 18.2% of that quarter's gross revenue. The Company anticipates that Prolab will account for approximately 20% of gross revenue during the year 2000.

RESEARCH & PRODUCT DEVELOPMENT

The Company believes it has an excellent reputation among retailers for introducing items at the front end of the consumer demand curve and then working to develop brand loyalty after product introduction.

The Company's product development department consists of an internal staff of professionals with extensive nutraceutical and scientific backgrounds. This group of product development professionals reports to the Vice President of Sales & Marketing and works with marketing brand managers to evaluate product categories and SKUs for trends in sales and profitability, de-emphasizing or dropping products when profitability or SKU velocity lags. New products are introduced to replace slower moving products, capitalize on market trends and diversify the Company's product offerings.

The Company has established a focused process to anticipate consumer demand, monitor product developments within the dietary supplement industry, and facilitate the generation of new ideas for product introductions. The Company's product development staff constantly reviews periodicals, scientific research and relevant clinical studies within medical journals and searches on-line databases. The staff meets with vendors and evaluates new ingredients. The product development team also consults scientists and employs research consultants on a regular basis regarding new product concepts.

Before a product is introduced, the product development team reviews the safety and efficacy of ingredients, standards for production, and with assistance from the Company's General Counsel reviews labeling information, label claims and potential patent, trademark, legal or regulatory issues.

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


MANUFACTURING AND PRODUCT QUALITY

DIETARY SUPPLEMENTS

The Company manufactures its branded Natrol and private label supplements as well as Prolab tablets and capsules at its 90,000 square foot manufacturing facility/headquarters located in Chatsworth, California. In December 1998, the Company purchased its manufacturing facility/headquarters for $5.25 million (see "Properties"). At this facility, the Company manufactures both tablets and two piece capsules which account for more than 90% of the Company's supplement sales. The
Company uses third party vendors to produce its liquid products and softgels.

The Company places a strong emphasis on quality control because it believes that quality standards play a critical factor in consumer purchasing decisions and in differentiating the Natrol brand. The Company's products are manufactured in accordance with current GMPs (Good Manufacturing Practices) of the FDA for foods and the applicable regulations of other agencies.

The Company's manufacturing facility includes an on-site laboratory which is staffed by the director of quality assurance, bench chemists and other quality control personnel. The Company's laboratory contains equipment for performing testing procedures, including high performance liquid chromatography, ultra-violet and infra-red spectrophotometer, atomic absorption and thin layer chromatography. The Company requires all raw materials or finished product produced by third party vendors to be placed in quarantine upon receipt and tested by the Company's quality control laboratory. The Company conducts sample testing, weight testing, purity testing, dissolution testing and, where required, microbiological testing. When raw materials are released from quarantine, each lot is assigned a unique lot number which is tracked throughout the manufacturing process. Materials are blended, tested and then encapsulated or formed into pills which may or may not be coated. The Company routinely performs qualitative and quantitative quality control procedures on its finished products.

The Company obtains its raw materials for the manufacture of its products from third-party suppliers. Many of the raw materials used in the Company's products are harvested internationally. With the exception of bulk garlic and Ester-C(R), the Company does not have contracts with any suppliers committing such suppliers to provide the materials required for the production of its products. In the last few years, natural vitamin E, beta carotene, Melatonin, Kava, Sam-E, and St. John's Wort have had significant price fluctuations as a result of short supply and/ or increases in demand. The Company has experienced occasional shortages of raw materials for a limited number of its products, but to date has only encountered short-term production interruptions as a result of such shortages. Only one supplier, Inter-Cal Corporation (Inter-Cal), the Company's source for Ester-C(R) accounted for more than 10% of raw material purchases in 1999. There can be no assurance that suppliers, including the supplier of Ester-C(R), will provide the raw materials needed by the Company in the quantitieS requested or at a price the Company is willing to pay. Because the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events. During 1999, BVP encountered problems due to poor crop yields of garlic and also suffered from work stoppages due to a strike. Both of these occurrences, from time to time, affected the Company's ability of the Company's EPI division to deliver garlic powders in a timely manner. With respect to products that are sold by the Company under the supplier's trademark, such as Ester-C(R), the Company is limited to that single supplier as a source of raw materials for that product. As a result, any shortage of raw materials from that supplier would adversely affect the Company's ability to manufacture that product. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is a party to a multi-year Distributorship/Packager/Supply Agreement (the "Inter-Cal Agreement") with Inter-Cal under which Inter-Cal is required to supply the Company with its requirements of bulk Ester-C(R). Ester-C(R) products accounted for approximately 11% of the Company's gross sales in 1999. The Inter-Cal Agreement requires the Company to use its best efforts to promote and sell Ester-C(R) vitamin products worldwide with the exception of certain specified countries, including Australia, New Zealand and certain European countries. The Inter-Cal Agreement may be terminated by Inter-Cal immediately if the Company violates the terms of certain provisions relating to distribution and packaging and may be terminated by either party upon a default of the obligations of the other party if the default has not been cured within 60 days.

The Company has current manufacturing capability to produce four million tablets and capsules per eight hour shift and 420,000 bottles per week per eight hour shift. The Company believes it can triple current sales volumes without the necessity of expanding its current manufacturing facility. Such a tripling of production would require additional space for the warehousing of raw material as well as the addition of some manufacturing and packaging equipment.

The Company operates flexible manufacturing lines which enable it to shift output efficiently among various pieces of equipment depending upon such factors as batch size, tablets or capsule count and labeling requirements. The Company strives to fulfill and ship all orders within 48 hours.

During 1999, the Company shipped finished product from a leased 26,000 sq. ft. facility located less than one-quarter mile from its manufacturing facility. In December, 1999, the Company purchased a 132,000 sq. ft. warehouse facility also located less than one-quarter mile from its manufacturing facility. Approximately 52,000 sq. ft. of this warehouse facility is subleased. The remaining 80,000 sq. ft. is now being used by the Company to ship finished goods to the Company's customers. Finished goods are transferred from the Company's packaging lines to the shipping facility for storage prior to shipment to customers. The Company has two years remaining on the original 26,000 sq. ft. shipping facility used during 1999 and is now working with its real estate broker to sub-lease the facility. The cost of this unused facility is approximately $17,000 per month.

TEAS

The Company primarily relies upon third parties for the milling, processing and packaging of its herbal teas. The Company directly provides a majority of the herbs and other raw materials used in the production of its teas.

PROLAB

The Company produces, at its headquarters/manufacturing facility,

Prolab supplements that are sold in tablet or capsule form. However, the Company relies on third party vendors to process and package a majority of Prolab's products which consists of powders, nutrition bars and drinks. Prolab, at its facility in Connecticut, packages a limited amount of powdered product which is manufactured by third party vendors.

INGREDIENT SUPPLY

The Company's Essentially Pure Ingredients division provides raw material ingredients to the Company and approximately 120 other customers. The Company acquires nutraceutical grade garlic and other vegetable powders pursuant to a multi-year Supply Agreement (the "BVP Agreement") with BVP, which requires Basic Vegetable Products to sell and the Company to purchase specified amounts of certain vegetable, fruit, herbal and botanical products (the "BVP Products"). The BVP Agreement gives the Company the exclusive right to sell certain BVP Products in the dietary supplement industry. The BVP Agreement may be terminated by either party upon a material breach of the obligations of the other party, or certain other specified conditions, if the breach is not cured within 60 days, or within 15 days in the case of non-payment by the Company.

The EPI division may source other raw ingredients and contract for the processing of these ingredients when management feels market conditions are such that the purchasing and processing of these materials would be beneficial to the Company and its customers.

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

COMPETITION

The dietary supplement industry is highly competitive. Numerous companies, many of which have greater size and financial, personnel, distribution and other resources than the Company, compete with the Company in the development, manufacture and marketing of dietary supplements. The Company's principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. In the mass market distribution channel, the Company's principal competition comes from broadline manufacturers, major private label manufacturers and other companies. In addition, several large pharmaceutical companies, including Warner Lambert, Bayer and American Home Products, have begun to compete with the nutritional supplement companies, especially in the herbal market. Increased competition from such companies could have a material adverse effect on the Company because such companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than those of the Company. The Company also faces competition in both the health food store and mass market distribution channels from private label dietary supplements and multivitamins offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains.

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

The Dietary Supplement Health and Education Act of 1994 ("DSHEA") revised the provisions of the FDCA concerning the regulation of dietary supplements. In the judgment of the Company, the DSHEA is favorable to the dietary supplement industry. The legislation for the first time defined "dietary supplement." The term "dietary supplement" is defined as a product intended to supplement the diet that contains one or more of certain dietary ingredients, such as a vitamin, a mineral, an herb or botanical, an amino acid, a dietary substance for use by man to supplement the diet by increasing the total dietary intake, or a concentrate, metabolite, constituent, extract, or combination of the preceding ingredients. The substantial majority of the products marketed by the Company are regulated as dietary supplements under the FDCA.

Under the current provisions of the FDCA there are four categories of claims that pertain to the regulation of dietary supplements. Health claims are claims that describe the relationship between a nutrient or dietary ingredient and a disease or health related condition and can be made on the labeling of dietary supplements if supported by significant scientific agreement and authorized by the FDA in advance via notice and comment rulemaking. Nutrient content claims describe the nutritional value of the product and may be made if defined by the FDA through notice and comment rulemaking and if one serving of the product meets the definition. Health claims may also be made if a scientific body of the U.S. government with official responsibility for the public health has made an authoritative statement regarding the claim, the claim accurately reflects that statement and the manufacturer, among other things, provides the FDA with notice of and the basis for the claim at least 120 days before the introduction of the supplement with a label containing the health claim into interstate commerce. For health claims that the FDA has approved, no prior notification is required. Statements of nutritional support or product performance, which are permitted on labeling of dietary supplements without FDA pre-approval, are defined to include statements that: (i) claim a benefit related to a classical nutrient deficiency disease and discloses the prevalence of such disease in the United States; (ii) describe the role of a nutrient or dietary ingredient intended to affect the structure or function in humans; (iii) characterize the documented mechanism by which a dietary ingredient acts to maintain such structure or function; or (iv) describe general well-being from consumption of a nutrient or dietary ingredient. In order to make a nutritional support claim the marketer must possess substantiation to demonstrate that the claim is not false or misleading and if the claim is for a dietary ingredient that does not provide traditional nutritional value, prominent disclosure of the lack of FDA review of the relevant statement and notification to the FDA of the claim is required. Drug claims are representations that a product is intended to diagnose, mitigate, treat, cure or prevent a disease. Drug claims are prohibited from use in the labeling of dietary supplements.

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

The FDA issued final dietary supplement labeling regulations in 1997 that required a new format for product labels and necessitated revising dietary supplement product labels by March 23, 1999. All companies in the dietary supplement industry are required to comply with these labeling regulations and the Company believes it does comply with these regulations. The FDA has also announced that it is considering promulgating new GMPs specific to dietary supplements. Such GMPs, if promulgated, may be significantly more rigorous than currently applicable GMP requirements and contain quality assurance requirements similar to GMP requirements for drug products. Therefore, the Company may be required to expend additional capital and resources on manufacturing in the future in order to comply with the law.

The failure of the Company to comply with applicable FDA regulatory requirements could result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.

As a result of the Company's efforts to comply with applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain of its advertising claims. The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

On November 18, 1998, the FTC issued "Dietary Supplements: An Advertising Guide for Industry." This guide provides marketers of dietary supplements with guidelines on applying FTC law to dietary supplement advertising. It includes examples of the principles that should be used when interpreting and substantiating dietary supplement advertising. Although the guide provides additional explanation, it does not substantively change the FTC's existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify the adequacy of the support behind such claims. The Company's General Counsel, in conjunction with outside counsel, reviews its advertising claims.

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

The Company may be subject to additional laws or regulations by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as the Dietary Supplement Health and Education Act of 1994, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could have a material adverse affect on the Company's business, financial condition and results of operations.

EMPLOYEES

As of March 1, 2000, the Company had approximately 316 employees. Of such employees, approximately 50 were engaged in marketing and sales, 193 were devoted to production and distribution and 73 were responsible for management and administration. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

RISK FACTORS

The Company's ability to predict results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in other past filings with the Securities and Exchange Commission.

Factors that could cause or contribute to the Company's actual results differing materially from those discussed herein or for the price of the Company's Common Stock to be affected adversely include but are not limited to:

INDUSTRY TRENDS.

The total United States retail market for nutritional supplements, the vitamin, mineral and supplement market ("VMS") is highly fragmented. Industry sources report that the industry has grown from $6.5 billion in 1996 to $8.9 billion in 1998, a 17% growth rate. There is evidence, however that the industry rate of growth slowed substantially during 1999.

Information Resources, Inc. ("IRI") tracks sales data within the food, drug, and mass market channels of distribution. Its data gives evidence that the rapid growth rate between 1996 and 1998 has slowed. Dollar sales for VMS products in the 52 weeks ending February 6, 2000 grew 2.6% in the drug class of trade, 10.5% in the food class of trade and 13.3% in the mass market channel of trade. Growth across all channels combined was only 8.1% during this 52 week period.

There can be no assurance that the higher industry growth rates of prior years can be sustained, or, if not sustained, will return. In addition, there can be no assurance that the industry growth rate will not continue to decline in future operating periods. Such a failure to sustain growth in the industry may have a material adverse effect on the Company's ability to sustain its historic rates of growth and its results of operations.

COMPETITION. The dietary supplement industry is highly competitive. Numerous companies, many of which have greater size and financial, personnel, distribution and other resources than the Company, compete with the Company in the development, manufacture and marketing of dietary supplements. The Company's principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. In the mass market distribution channel, the Company's principal competition comes from broadline manufacturers, major private label manufacturers and other companies. In addition, large pharmaceutical companies have begun to compete with the Company and others in the dietary supplement industry, in particular in the herbal sector of the business. Packaged food and beverage companies compete with the Company on a limited basis in the dietary supplement market. Increased competition from such companies could have a material adverse effect on the Company because such companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than those of the Company. The Company also faces competition in both the health food store and mass market distribution channels from private label dietary supplements and multivitamins offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains.

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

DEPENDENCE ON NEW PRODUCTS. The Company believes growth of its net sales is substantially dependent upon its ability to introduce new products. The Company seeks to introduce additional products each year. The success of new products is dependent upon a number of factors, including the Company's ability to develop products that will appeal to consumers and respond to market trends in a timely manner. There can be no assurance that the Company's efforts to develop new products will be successful or that consumers will accept the Company's new products. In addition, products currently experiencing strong popularity and rapid growth may not maintain their sales volumes over time. For example, the Company's net sales of Kava and St.John's Wort products fell approximately 64% during 1999, from more than $11 million in 1998 to less than $4 million in 1999.

PRODUCT RETURNS. Product returns are a recurring part of the Company's business. Products may be returned for various reasons including expiration dates or lack of sufficient sales velocity. The Company accrues a reserve for returns based on historical data. There is no guarantee that future returns will be in line with past return percentages. As such it is possible that the Company could, at some future time, have to accept returns substantially larger in scope than those received in the past and that these returns could have an adverse material effect on the Company's business, financial condition and results of operations.

DISTRIBUTION GAINS. One of the Company's prime goals is to gain additional distribution in all channels of trade that sell vitamins and supplements to consumers. Additional distributions gains will be necessary for the Company's business to grow. During recent years the Company has gained substantial additional distribution in the mass market channel of distribution, in particular, chain drug stores. During 1999, the Company gained major new distribution with Eckerd Drug, Rite Aid, and CVS stores, three of the largest chain drug stores in the United States. Combined these stores have more than 10,000 outlets. The Company continues to seek distribution gains with chain drug stores as well as with food, mass market retail, internet and convenience store accounts. In order to maintain the Company's growth rate, additional distribution gains are important. There is no certainty that the Company will obtain additional distribution or will be able to maintain the distribution it has in these retail and other retail outlets. The Company's failure to make addition distribution gains or to maintain current distribution could have an adverse material effect on the Company's business, financial condition and results of operations.


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

The Company's products are generally regulated as dietary supplements under the FDCA, and are, therefore, not subject to pre-market approval by the FDA. However, these products are subject to extensive regulation by the FDA relating to adulteration and misbranding. For instance, the Company is responsible for ensuring that all dietary ingredients in a supplement are safe, and must notify the FDA in advance of putting a product containing a new dietary ingredient (i.e., an ingredient not marketed for use as a supplement before October 15, 1994) on the market and furnish adequate information to provide reasonable assurance of the ingredient's safety. Further, if the Company makes statements about the supplement's effects on the structure or function of the body, the Company must, among other things, have substantiation that the statements are truthful and not misleading. In addition, the Company's product labels must bear proper ingredient and nutritional labeling and the Company's supplements must be manufactured in accordance with current Good Manufacturing Practice regulations ("GMPs") for foods. The FDA has issued an advanced notice of proposed rulemaking to consider whether to develop specific GMP regulations for dietary supplements and dietary supplement ingredients. Such regulations, if promulgated, may be significantly more rigorous than current requirements and contain quality assurance requirements similar to GMPs for drug products.
A product can be removed from the market if it is shown to pose a significant or unreasonable risk of illness or injury. Moreover, if the FDA determines that the "intended use" of any of the Company's products is for the diagnosis, cure, mitigation, treatment or prevention of disease, the product would meet the definition of a drug and would require pre-market approval of safety and effectiveness prior to its manufacture and distribution. Failure of the Company to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.

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

DEPENDENCE ON SIGNIFICANT CUSTOMERS. No customer during 1999 accounted for more than 10% of the Company's business. However, the Company's top 10 customers account for approximately 51% of the Company's business. The loss of any one of these customers would have an adverse effect on the Company's growth rate. The Company does not have long-term contracts with any of its customers. There is no assurance that the Company's major customers will continue as major customers of the Company. The loss of a significant number of other major customers, or a significant reduction in purchase volume by or financial difficulty of such customers, for any reason, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISKS ASSOCIATED WITH ACQUISITIONS. The Company completed one acquisition in 1999, two acquisitions in 1998, and, expects to pursue additional acquisitions in the future as a part of its business strategy. The Company faces significant competition for acquisition opportunities from numerous companies, many of which have greater financial resources than the Company. Accordingly, there can be no assurance that attractive acquisition opportunities will be available to the Company. There can be no assurance that the Company will be able to obtain financing for or otherwise consummate any future acquisitions. Moreover, acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with those of the Company, the diversion of the management's attention from other aspects of the Company's business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience and the potential loss of key employees of the acquired business. The Company is currently working to integrate its Prolab acquisition, completed in October 1999. The Prolab acquisition is subject to all of the risks listed above.

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

The Company's acquisitions resulted in a significant increase in the Company's goodwill and any future acquisitions may result in additional goodwill and related amortization expense. At December 31, 1999, goodwill on the Company's balance sheet was $39.5 million, 42.7% of the Company's total assets at that date. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of the Company's intangible assets will be realized. In addition, the Company continually evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company's intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company's intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write-off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's business, financial condition and operating results.

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

RISKS ASSOCIATED WITH SUPPLY OF RAW MATERIALS. The Company obtains all of its raw materials for the manufacture of its products from third-party suppliers. Many of the raw materials used in the Company's products are harvested internationally. With the exception of bulk garlic and Ester-C(R), thE Company does not have contracts with any suppliers committing such suppliers to provide the materials required for the production of its products. In the last few years, natural vitamin E, beta carotene and Melatonin have had significant price fluctuations as a result of short supply and/ or increases in demand. The Company has experienced occasional shortages of raw materials for a limited number of its products. There can be no assurance that suppliers, including suppliers of bulk garlic and Ester-C(R), will provide the raw materials needed by the Company in the quantities requested or at A price the Company is willing pay. Because the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events. During 1999, BVP, the Company's supplier of bulk garlic, experienced work stoppages due to a strike as well as supply problems due to a poor harvest of garlic bulbs. With respect to products that are sold by the Company under the supplier's trademark, such as Ester-C(R), the Company is limited to that single supplier as a source of raw material for that product. As a result, any shortage of raw materials from that supplier would adversely affect the Company's ability to manufacture that product. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISKS ASSOCIATED WITH MANUFACTURING. The Company's results of operations are dependent upon the continued operation of its manufacturing facility in Chatsworth, California, at its current levels. The operation of dietary supplement manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural and other disasters, and the need to comply with the requirements of directives of government agencies, including the FDA. In particular, the Company's manufacturing facility is located in southern California, a geographic area that has historically been prone to earthquakes, which in some cases have been catastrophic. Prior to the Company's build-out of the building in which its manufacturing facility is located, the building was severely damaged in a major earthquake on January 17, 1994, the epicenter of which was within five miles of the building. Although the building was rebuilt with an enhanced ability to withstand earthquakes and conforms to current local and state code requirements, the Company's manufacturing facility could be damaged or destroyed in the event of an earthquake. Any such damage or destruction would have a material adverse effect on the Company's business, financial condition and results of operations. The Company carries earthquake insurance on its manufacturing facility but does not carry such insurance on its distribution facility. In addition, the Company's softgel and liquid products, the Laci Le Beau tea products as well as all of Prolab's non-tablet and capsule products are manufactured by third party contractors. The Company's profit margins on these products and its ability to deliver these products on a timely basis are dependent on the ability of the outside manufacturers to continue to supply products that meet the Company's quality standards in a timely and cost-efficient manner. The occurrence of any of the foregoing or other material operational problems could have a material adverse effect on the Company's business, financial condition and results of operations during the period of such operational difficulties.

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

ITEM 2. PROPERTIES

In December 1998, the Company purchased, for $5.25 million, the 90,000 square foot manufacturing, distribution and office facility in Chatsworth, California it had been leasing. The Company has occupied this facility since March 1997. The facility was designed and constructed to the Company's specifications and includes areas for receiving, quarantine of new materials, manufacture, quality control and laboratory activities, research and development, packaging, warehousing and administrative offices.

On March 1, 1999 the Company commenced leasing a 26,640 square foot shipping facility located within one-quarter mile of its headquarters facility in Chatsworth, California. The Company vacated this building when it purchased, in December 1999, a

132,000 square foot warehouse facility for $7.2 million. This facility is also located within one-quarter mile of the Company's headquarters facility. The Company has approximately two years left to fulfill on the lease of the 26,640 square foot shipping facility leased in March, 1999. The Company is working with its real estate broker to sublease this facility. The approximate cost to the Company of this facility is $17,000 per month.

The Company also leases 6,800 square feet of space in Chatsworth, California that is subleased for the remainder of the term of the lease on this space.

ITEM 3. LEGAL MATTERS

From time to time the Company is subject to litigation incidental to its business, including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage.

The Company is not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the calendar year 1999, no matters were submitted to a vote of the security holders of the Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Common Stock of the Company has traded on the Nasdaq National Market under the symbol "NTOL" since the Company's initial public offering ("IPO") in July 1998, in which 3,200,000 shares of Common Stock were issued and sold by the Company. The Company sold an additional 295,500 shares in connection with the underwriter's exercise of their over-allotment option in the IPO. Prior to the IPO, there was no market for the Common Stock. On March 14, 2000, the last reported sales price of the Company's Common Stock as reported on the Nasdaq National Market was $6.00. As of March 24, 2000 there were 21 holders of record of the Company's Common Stock.

The high and low sales prices for the Common Stock as reported by the Nasdaq National Market for the period ended December 31, 1998 and the year ended December 31, 1999 are set below:


FISCAL YEAR ENDED DECEMBER 31, 1998                       HIGH           LOW
-----------------------------------                       ----           ---
Quarter ended September 30, 1998 (from July 27, 1998)     $17.88         7.44
Quarter ended December 31, 1998                            15.63         6.13

FISCAL YEAR ENDED DECEMBER 31, 1999                       HIGH           LOW
-----------------------------------                       ----           ---
Quarter ended March 31, 1999                             $10.63         $5.88
Quarter ended June 30,1999                                 9.03          5.75
Quarter ended September 30, 1999                           9.06          6.75
Quarter ended December 31, 1999                            9.13          7.00


DIVIDEND POLICY

The Company currently intends to retain earnings to finance its operations and future growth and does not anticipate paying dividends on its Common Stock in the foreseeable future. Under Delaware law, the Company is permitted to pay dividends only out of its surplus, or, if there is no surplus, out of its net profits. The
Company's line of credit limits the Company's ability to issue dividends paid during any fiscal year to a maximum of 25% of the Company's Cash Flow (as defined in the loan documents) for the prior fiscal year. At some future date, the Company may enter into similar loan agreements that have similar or more restrictive covenants with respect to the payment of dividends to the Company's shareholders.

RECENT SALES OF UNREGISTERED SECURITIES

On October 8, 1999, the Company issued an aggregate of 124,270 shares of Common Stock to the then current stockholders of Prolab in connection with the Company's acquisition of all of the issued and outstanding capital stock of Prolab. The Company issued the shares of Common Stock to the then current stockholders of Prolab in a private placement in reliance on Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.


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

The Company incurred the following expenses in connection with the IPO:

Underwriting discounts and commissions                              $3.67 million
Other expenses                                                      $1.05 million
Total expenses                                                      $4.72 million


After deducting the expenses set forth above, the Company received approximately $47.7 million in net proceeds from the IPO. The Company used approximately (a) $8.4 million of the proceeds to repay in July 1998 borrowings under the Company's then existing senior credit facility with Wells Fargo Bank, N.A., including fees and accrued and unpaid interest, (b) $6.0 million to redeem all of the outstanding shares of the Company's Redeemable Preferred Stock in July 1998, (c) $7.5 million to complete the acquisition of the Laci Le Beau tea business in October 1998, (d) $5.25 million to purchase its headquarters/ manufacturing facility in December 1998

(e) and the balance to consummate the acquisition of Prolab Nutrition, Inc. in October 1999.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data is derived from the consolidated financial statements of Natrol, Inc. and subsidiaries, which have been audited by Ernst & Young LLP, independent auditors. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto included herein.

                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------
                                                 1995         1996         1997         1998       1999
                                                -------      -------      -------      -------    -------
                                                         (in thousands except per share data)
CONSOLIDATED STATEMENT OF INCOME DATA:
Net sales................................       $23,566      $40,802      $42,875      $68,207    $81,590
Cost of goods sold.......................        12,214       18,497       19,800       32,012     39,850
                                                -------      -------      -------      -------    -------
   Gross profit..........................        11,352       22,305       23,075       36,195     41,740
                                                -------      -------      -------      -------    -------


Selling and marketing expenses...........         4,458        8,736       11,398       17,757     18,916
General and administrative expenses......         3,378        5,431        4,450        6,513      8,542
                                                -------      -------      -------      -------    -------

   Total operating expenses..............         7,836       14,167       15,848       24,270     27,458
                                                -------      -------      -------      -------    -------
Operating income.........................         3,516        8,138        7,227       11,925     14,282
                                                -------      -------      -------      -------    -------

Interest income (expense), net...........           (19)          54         (220)         197        538
                                                -------      -------      -------      -------    -------

Income before income tax provision.......         3,497        8,192        7,007       12,122     14,820
Income tax provision.....................         1,453        2,299(1)     2,816        4,606      5,632
                                                -------      -------      -------      -------    -------
Net income...............................       $ 2,044      $ 5,893      $ 4,191      $ 7,516    $ 9,188
                                                -------      -------      -------      -------    -------

Basic earnings per share.................       $  0.34      $  0.94      $  0.59      $  0.76    $  0.69

Diluted earnings per share...............       $  0.34      $  0.83      $  0.41      $  0.63    $  0.67

Weighted average shares outstanding-basic         6,000        6,275        7,100        9,854     13,325
Weighted average shares
    outstanding-diluted..................         6,000        7,065       10,273       11,891     13,638



                                                                                     DECEMBER 31,
                                                                                     ------------
                                                                  1995        1996         1997     1998         1999
                                                                 ------     -------      -------   -------     -------
                                                                          (in thousands except per share data)
  CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents..........................              $  515     $   285      $ 1,800   $   559     $   485
Marketable securities..............................                   -           -           -     19,010           -
Working capital....................................               2,741       4,496        8,424    35,673      19,626
Total assets.......................................               7,608      11,345       19,716    68,708      92,596
Long-term debt, less current maturities............                  67         405        2,606         -       8,700
Convertible participating preferred stock..........                   -      12,000       12,000         -           -
Total stockholders' equity (deficit)...............               3,303      (5,755)      (1,564)   59,641      69,986
Cash dividend declared per common share............              $ 0.00       $0.55      $  0.00     $0.00       $0.00


-----------


(1) In 1996, the Company was taxed under Subchapter S of the Internal Revenue Code for the period from July 1, 1996 through September 29, 1996, and was taxed under Subchapter C of the Internal Revenue Code for the period from January 1, 1996 through June 30, 1996 and for the period from September 30, 1996 through December 31, 1996. Accordingly, the provision for income taxes for the period in which the Company was taxed as a Subchapter S corporation reflects primarily state income tax, if any. If the Company had been subject to taxation under Subchapter C of the Code for the entire year ended December 31, 1996, the pro forma provision for income taxes would have been $3.2 million and pro forma basic earnings per share and pro forma diluted earnings per share would have been $0.80 and $0.71, respectively.

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

In addition to the core brand, Natrol sells herbal teas under the Laci Le Beau brand name within the same channels of trade as the Natrol core brand. The Company also markets sports nutrition products under the Prolab brand name. Prolab products are sold primarily in the health food store channel of trade as well as health clubs and gyms and internationally in select countries through international distributors. The Company acquired the Laci

Le Beau brand of teas in October 1998 and the Prolab sports nutrition line of products in October 1999. The Company is now expanding the distribution of Prolab products into the mass market channel of trade.

Another aspect of the Company's business is the marketing of nutraceutical grade raw materials, primarily garlic and other vegetable powders to other manufacturers of nutritional supplement products.

The Company also manufactures certain products pursuant to contracts with customers who distribute the products under their own private labels. Sales to private label customers accounted for 8% of the Company's revenues for 1999. Approximately 66% of private label sales in 1999 were to one customer which the Company believes was a one time opportunity and will not be repeated in the year 2000. The Company's strategy with respect to private label sales is to take advantage of its excess manufacturing capacity by offering to manufacture products for other vendors. The Company does not foresee adding capacity in order to meet private label demand and as such it does not foresee private label sales growing as a percentage of its total business.

The growth of the Company's revenue has been a result of success in gaining additional distribution in new retail outlets and new channels of distribution; new product introductions, as well as the addition of new product lines and businesses through acquisition.

For example in 1995, the Company began a major effort to break into the mass market channel of distribution. Sales in that channel have since grown to more than 50% of the Company's branded business. Natrol products are now visible in such stores as Walgreens, Rite Aid, Walmart, Eckerd, CVS, and Target. More recently the Company has made progress in the internet channel of distribution. The customer's internet customers include Vitamin Shoppes, Planetrx and Mothernature.

Natrol's growth has been supported by the introduction of new products. Melatonin, DHEA, St. John's Wort, and MSM were introduced in 1995, 1996, 1997, and 1998 respectively and have heavily affected sales in each of those years as well as the year following. Typically, hot new products attract a wide audience that drives high volumes of initial sales. These high volumes generally taper off as fad users stop using the product. While hot products sales can fade, sales of such products typically reach a base level that is sustained by a core group of users. The length of these cycles can vary from less than a year to several years. Melatonin, DHEA and St. John's Wort have all cycled in this fashion. In each case the base level of sales fell to below 50% of the product's peak. During 1999, for example, St John's Wort sales decreased 51% from 1998's level. The Company is not certain that this product has yet reached its base level and sales of St. John's Wort products could fall further from the peak level reached in 1998. Offsetting the fall in St. John's Wort were sales of the Company's MSM line of products introduced in 1998 with broader distribution occurring in 1999. The Company continually works to develop new products that can replace or supercede older products whose popularity might be fading.

The Company has also grown through acquisitions, completing two in 1998 and one in 1999. Each acquisition introduced the Company to a new line of business. The EPI ingredient supply business, acquired in early 1998 (the Pure Gar acquisition) accounted for 9.9% of the Company's gross sales in 1999. The Laci Le Beau tea business, also acquired in 1998, accounted for approximately 8.5% of the Company's gross sales in 1999.
Prolab, which was acquired at the beginning of the fourth quarter of 1999, accounted for 18.2% of that quarter's gross revenue. The Company anticipates that Prolab will account for approximately 20% of the Company's gross revenue during the year 2000.

As part of its business strategy, the Company expects to continue to consider acquisitions that management believes are synergistic to the Company's core business and which will be accretive to shareholders.


ACQUISITIONS DURING 1998 & 1999

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

Many of the Company's ingredient customers are direct competitors to the Company's core branded Natrol business and as such the Company maintains a "Chinese Wall" between its Pure-Gar division and the rest of the Company. The purpose is to ensure that Pure-Gar customer sales information is not transferred to the rest of the Company. The Company's Pure-Gar ingredient supply business was renamed Essentially Pure Ingredients in January, 2000.

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

In October, 1999, the Company purchased all of the stock of Prolab Nutrition, Inc. (Prolab) for $28,500,000 in cash and 124,270 shares of Common Stock. Prolab is a formulator, packager and marketer of sports nutrition products for body builders and health minded individuals through gyms, health food stores and other outlets both domestically and internationally. Included in the purchase price were assets, consisting of cash of $2,259,722, trade accounts receivables of $3,667,046, inventories of $2,063,180, fixed assets of 1,125,280 and other assets of $623,054, and liabilities assumed consisting of accounts payable of $3,667,832, accrued expenses of $2,033,960, debt of $763,836. The acquisition was accounted for using the purchase method, and accordingly, the acquired assets and liabilities assumed are recorded at their estimated fair values with revenues and expenses from the date of acquisition included in the consolidated statement of income. The excess of cost over the fair value of net assets acquired will be amortized over twenty years. The approximately
$27 million of goodwill is not deductible for tax purposes.

CAPITAL ADDITIONS

The Company purchased a warehouse/shipping facility in 1999 for $7.2 million. Other capital expenditures amounted to $2.1 million not including approximately $1.1 million of property and equipment purchased as part of the Prolab acquisition. The Company purchased its headquarters facility in December, 1998 for $5.3 million. Other capital additions in fiscal 1998 amounted to $861,000.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

NET REVENUE. Net revenue in 1999 increased 19.6% to $81.6 million from $68.2 million in 1998. Of the $13.4 million increase, $4.8 million was due to sales generated by Prolab Nutrition, Inc. which was acquired at the beginning of October, 1999. Another $7.2 million in sales was generated through the sale of Laci Le Beau teas which was acquired in October 1998. During 1998, Laci Le Beau tea sales generated $1.6 million in sales revenue. The EPI raw material division, originally acquired in late February 1999 (the Pure-Gar acquisition) generated $6.8 million in sales revenue during 1999. During 1998, $6.5 million of sales revenue was generated from the sale of raw material ingredients, primarily nutraceutical grade garlic, attributable to the acquisition of EPI.

Only one product, Ester-C(R) with approximately 11% of revenue accounted for more than 10% of the Company's revenue. No other product accounted for more than 10% of the Company's revenues in 1999.

GROSS PROFIT. Gross profit increased 15.3% to $41.7 million, or $5.5 million, in 1999 versus $36.2 million in 1998. The gross margin decreased slightly to 51.2% in 1999 from 53.1% in 1998. The decrease was due primarily to shifts in product mix, including the addition of the Laci Le Beau tea business (operational for one quarter in 1998) and the Prolab Nutrition business each of which operates with a lower gross margin than the Natrol core brand.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 6.5%, or $1.1 million, to $18.9 million in 1999 from $17.8 million in 1998. As a percentage of net sales, selling and marketing expenses decreased to 23.2% in 1999 from 26.0% in 1998. The decrease was due to sales growth being more rapid in percentage terms than the growth in corresponding payroll or consumer marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 31.2%, or $2.0 million, to $8.5 million in 1999 from $6.5 million in 1998. As a percentage of net sales, general and administrative expenses increased to 10.5% in 1999 from 9.6% in 1998. Of the absolute dollar increase, 34.4%, or $687,000, was due to the amortization of goodwill recorded as a result of the acquisitions of Pure-Gar, Laci Le Beau and Prolab. Another 13.5% or $272,000 was due to additional depreciation stemming from capital additions including the purchase of the Company's headquarters building in December 1998. The remainder was due to increased general and administrative expenses incurred because of the acquisitions as well as additional personnel and overhead that were added to support the Company's growth during the year.

INTEREST INCOME (EXPENSE), NET. Net interest income for 1999 was $537,000 versus net interest income of $197,000 in 1998. Interest earned in 1999 amounted to $804,000. A portion of the interest earned was taxable as income to the Company and a portion was non-taxable. Essentially all of the interest expense paid during 1999 stemmed from a $3.5 mortgage, secured by the Company's headquarters building, which was initiated in May of 1999. Immediately after the Company's IPO, which was completed in July, 1998, the Company retired all of its debt and began investing its surplus cash in interest bearing investments. Total interest expense for 1998 amounted to $407,000. Interest earned in 1998 amounted to $604,000.

INCOME TAX PROVISION. Provision for income taxes increased 22.3%, or $1.0 million, to $5.6 million in 1999 from $4.6 million in 1998. The effective tax rate for 1999 and 1998 was 38.0%.

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

Two product groupings represented 10% or more of sales in 1998; Ester-C(R) with approximately 14% of revenue and Melatonin with approximately 10% of revenue.

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


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had working capital of $19.6 million, as compared to $35.7 million in working capital at December 31, 1998. The decrease was primarily due to a decrease in cash and short term marketable securities which were used to consummate the Prolab acquisition in October, 1999. Prolab was purchased for $29 million in cash and 124,270 shares of Natrol stock.

Net cash provided by operating activities was $6.8 million for the year ended December 31, 1999 versus cash provided of $4.5 million and $2.2 million in 1998 and 1997, respectively. The increase in net cash provided by operating activities in 1999 compared to 1998 was primarily due to an increase in net income earned, higher levels of depreciation and amortization, an increase in provisions to reserves for doubtful accounts and other reserves, and a decrease in inventory which were partially offset by higher levels of accounts receivable and lower levels of accounts payables and other accrued expenses. The increase in inventory balances shown on the balance sheet, from $13.4 million to $15.1 million, was primarily due to inventory acquired in the Prolab acquisition of $2.1 million. Of the $5.8 increase in accounts receivable from $10.0 million in 1998 to $15.8 million in 1999, $3.6 million was due to the acquisition of Prolab with the remaining $2.2 million being due to an increase in receivables for the Company's non-

Prolab business. The increase is the result of increased sales by the Company as well as a lengthening of the term of the average receivable. At December 31, 1999, the Company's average trade receivable aging was approximately 55 days versus 1998 when the average receivable aging was 54 days.

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

Net cash used in investing activities was $16.9 million for the year ended 1999 and $43.8 and $3.2 million in 1998 and 1997, respectively. Of the net cash used in investing activities in 1999, the Company used $26.6 million to consummate the acquisition of Prolab, $7.2 million was used to purchase a warehouse/shipping facility and $2.1 million was invested in plant and equipment and $19 million in marketable securities was liquidated. Of the net cash used in investing activities in 1998, the Company used $11.1 million to consummate the Pure-Gar acquisition, $7.6 million to complete the Laci Le Beau acquisition, $5.3 million to purchase its corporate headquarters facility and invested $861,000 in plant and equipment. The remainder of cash used in investing activities, or $19.0 million net, was used to purchase marketable securities. Substantially all net cash used in investing activities in 1997 constituted capital expenditures made in connection with the build-out of the Company's manufacturing facility/headquarters, which the Company began in 1996.

Net cash provided by financing activities was $10.0 million for the year ended December 31, 1999, $38.1 and $2.6 million in 1998 and 1997, respectively. Net cash provided by financing activities in the year ended December 31, 1999 consisted of $8.1 million of mortgage debt assumed in connection with the purchase of the Company's headquarters' facility and the Company's warehouse and shipping facility, each of which was financed during 1999 as well as $1.8 million of net borrowing from the Company's $10 million line of credit. The remainder of cash provided was generated from the sale of Common Stock to employees through the Company's employee stock purchase program, the exercise of stockholder options and the repayment of a portion of a shareholder loan.

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

Net cash provided by financing activities in the year ended December 31, 1998 consisted of net proceeds of $47.7 million from the Company's IPO $9.0 million of borrowings to finance the acquisition of Pure-Gar in late February 1998. This inflow of funds was offset by the repayment of $4.2 million of debt prior to the IPO as well as the repayment of all of the Company's outstanding debt of $8.4 million in July 1998 and the redemption of $6.0 million of redeemable preferred stock as described above.

Net cash provided by financing activities in 1997 was comprised of net borrowings of $3.0 million to finance capital expenditures made in connection with the build-out and equipping of the Company's manufacturing facility, which was partially offset by $400,000 used to pay dividends to stockholders declared in 1996.

As of the end of 1999, the Company had $10.5 million of outstanding debt. Of this amount $1.8 million was from the Company's $10 million line of credit established with its prime bank, Wells Fargo, N.A. and the remainder from a mortgage on the Company's manufacturing/headquarters facility and a mortgage on the Company's shipping facility.

The Company's cash balance at the close of 1999 was approximately $500,000. The Company believes that this amount, together with cash generated from operations and the cash availability from its line of credit, will be sufficient to fund its anticipated working capital needs and capital expenditures (other than financing necessary to complete future acquisitions, if any) for at least the next 12 months. Future acquisitions, if any, could be funded with cash from operations as well as future borrowings. Future borrowings may include covenants restricting the Company's ability to issue dividends or to make additional acquisitions. There can be no assurance that attractive acquisition opportunities will be available to the Company or will be available at prices and upon such other terms that are attractive to the Company. The Company regularly evaluates the potential acquisition of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, the Company will publicly announce such acquisitions only after a definitive agreement has been signed. The Company currently has no commitments or agreements with respect to any acquisition. In addition, in order to meet its long-term liquidity needs or consummate future acquisitions, the Company may be required to incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

YEAR 2000 DISCLOSURE

In prior years, we discussed the nature and progress of our plans to become Year 2000 compliant. in mid 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and we believe those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. The costs incurred to assess, remediate, and test the it and non-it systems through 1999 were primarily fixed labor costs and not significant. In addition, as we have not yet encountered any significant Year 2000 disruptions in 2000, future costs are also not expected to be significant. We will continue to monitor our critical computer applications and those of our suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

IMPACT OF INFLATION

Generally, inflation has not had a material impact on the Company's historical operations or profitability.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates. The risks related to foreign currency exchange rates are immaterial and the Company does not use derivative financial instruments.

The Company is subject to interest rate market risk associated with its variable rate line of credit and fixed rate long-term debt. Given the short-term nature and variable rates on borrowings on the line, the Company does not believe that the risk is significant. Additionally, the Company does not believe that the risk is significant for its long-term debt due to the low fixed rate and insignificance of the long-term debt to the Company's consolidated balance sheet.


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Accountants and the Consolidated Financial Statements and notes thereto are presented under Item 14 of this Report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

Information required under Part III (Items 10, 11, 12, and 13) is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on June 13, 2000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:                                       PAGE(S)

                    Report of Independent Auditors.................................................     F-1

                    Consolidated Balance Sheets as of December 31, 1999 and 1998...................     F-2
                    Consolidated Statements of Income for the years ended
                         December 31, 1999, 1998 and 1997..........................................     F-3
                    Consolidated Statements of Stockholders' Equity for the years ended
                         December 31, 1999, 1998 and 1997..........................................     F-4
                    Consolidated Statements of Cash Flows for the years ended
                         December 31, 1999, 1998 and 1997..........................................     F-5
                    Notes to Consolidated Financial Statements.....................................     F-7

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

                  2.2      Stock Purchase  Agreement by and among Natrol,
                           Inc., Thomas E. Roark, John Yves Morin, Dwight
                           Otis, Andrew M Esposito, Jr. and Prolab Nutrition,
                           Inc. dated as of October 8, 1999 (incorporated herein by reference to Item 7 (c) of the Company's
                           Current Reports on Form 8-K filed October 19, 1999.

         (3)      Articles of Incorporation and By-Laws:

                  3.1      The Third Amended and Restated Certificate of
                           Incorporation of the Company incorporated herein by reference to Exhibit 3.1 to the Company's
                           Annual Report on Form 10-K, as amended, filed on March 31, 1999.



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

                                      40


                  10.12    Purchase and Sale Agreement between WHLW Real Estate
                           Limited Partnership, Natrol Real Estate, Inc. and incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-k as amended, filed on March 31, 1999.

                  10.13    Purchase and Sale Agreement between WHLW Real Estate
                           Limited Partnership, Natrol Real Estate, Inc. II, filed herewith as Exhibit 10.13.

                  (21.1) Subsidiaries of Natrol, Inc.: A list of Subsidiaries of the Company is filed herewith as Exhibit 21.1.

                  (23.1)   Consent of Experts and Counsel: Consent of Ernst &
                           Young LLP is filed herewith as Exhibit 23.1.

                  (27.1) Financial Data Schedule: The Financial Data Schedule is filed herewith as Exhibit 27.1.

                     (b)   REPORTS ON FORM 8-K:

                           The registrant filed the following Current Reports on Form 8-K during the three month period ended December 31, 1999:

                           1.     On October 19, 1999, the Company filed a Current Report
                                  on Form 8-K announcing that on October 8, 1999, the
                                  Company had purchased all of the capital stock of
                                  Prolab Nutrition, Inc. pursuant to a Stock Purchase
                                  Agreement dated October 8, 1999.

                            2.    On December 21, 1999, the Company filed an amendment to
                                  a Current Report on Form 8-K/A filing the Financial
                                  Statements of Prolab Nutrition, Inc. as of September
                                  30, 1999 and for the nine months then ended as Exhibit
                                  99.1, the financial statements of Prolab Nutrition,
                                  Inc. as of December 31, 1998 and for the year ended as
                                  Exhibit 99.2, and the Pro Forma Consolidated Financial
                                  statements of Natrol, Inc. as of and for the nine
                                  months ended September 30, 1999 and Consolidated
                                  Statement of Income for the year ended December 31,
                                  1998 as Exhibit 99.3.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2000.

                                                       Natrol, Inc.


                                                By:/S/ ELLIOTT BALBERT
                                                ----------------------
                                                       Elliott Balbert
                                                       President and
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

SIGNATURES                                    TITLE                            DATE SIGNED
-----------------------            ----------------------------              --------------

/S/ELLIOTT BALBERT                 Chairman of the Board,                    March 30, 2000
-----------------------
Elliott Balbert                    Chief Executive Officer,
                                   President and Director
                                   (Principal Executive Officer)

/S/DENNIS R. JOLICOEUR             Chief Financial Officer,                  March 30, 2000
-----------------------
Dennis R. Jolicoeur                Executive Vice President
                                   and Director (Principal
                                   Financial Officer and
                                   Principal Accounting
                                   Officer)

/S/NORMAN KAHN                     Director                                  March 30, 2000
Norman Kahn

/S/DAVID LAUFER                    Director                                  March 30, 2000
David Laufer

/S/ P. ANDREWS MCLANE              Director                                  March 30, 2000
Andrews McLane
-----------------------

/S/ DENNIS DECONCINI               Director                                  March 30, 2000
----------------------
Dennis DeConcini                                                             March 30, 2000

/S/ KRAIG KITCHIN                  Director                                  March 30, 2000
----------------------
Kraig Kitchin

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Natrol, Inc.

We have audited the accompanying consolidated balance sheets of Natrol, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natrol, Inc. and subsidiaries at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                 ERNST & YOUNG LLP


February 16, 2000
Woodland Hills, California

                                  Natrol, Inc.

                           Consolidated Balance Sheets


                                                                                  DECEMBER 31
                                                                            1999              1998
                                                                     --------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $       485,144   $       559,424
   Marketable securities                                                             -        19,010,826
   Accounts receivable, net of allowances of $502,500 and $332,000
     at December 31, 1999 and 1998, respectively                            15,776,613         9,987,002
   Inventories                                                              15,060,793        13,437,455
   Deferred taxes                                                            1,076,076         1,214,076
   Prepaid expenses and other current assets                                 1,028,213           499,366
                                                                     --------------------------------------
Total current assets                                                        33,426,839        44,708,149

Property and equipment:
   Building and improvements                                                15,455,692         6,881,707
   Machinery and equipment                                                   5,286,859         3,826,351
   Furniture and office equipment                                            1,655,290         1,238,749
                                                                     --------------------------------------
                                                                            22,397,841        11,946,807
   Accumulated depreciation and amortization                                (2,869,722)       (1,756,182)
                                                                     --------------------------------------
                                                                            19,528,119        10,190,625

Goodwill, net of accumulated amortization of $1,863,147 and $588,168
   at December 31, 1999 and 1998                                            39,543,440        13,774,701
Capitalized loan fees, net of accumulated amortization of $2,258 at
   December 31, 1999                                                            48,559                 -
Other assets                                                                    48,981            34,365
                                                                     --------------------------------------
Total assets                                                           $    92,595,938   $    68,707,840
                                                                     ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                                      $     1,800,000   $             -
   Accounts payable                                                          7,826,629         5,943,224
   Accrued expenses                                                          2,143,044         2,066,935
   Accrued payroll and related liabilities                                   1,687,741           804,623
   Income taxes payable                                                        181,790           220,135
   Current portion of long-term debt                                           160,900                 -
                                                                     --------------------------------------
Total current liabilities                                                   13,800,104         9,034,917

Deferred income taxes, noncurrent                                              109,475            32,013
Long-term debt, less current portion                                         8,700,110                 -

Commitments

Stockholders' equity:
   Preferred stock, par value of $0.01 per share:
     Authorized shares - 2,000,000
     Issued and outstanding shares - none                                            -                 -
   Common stock, par value of $0.01 per share:
     Authorized shares - 50,000,000
     Issued and outstanding shares -  13,474,035 and 13,301,990 at
       December 31, 1999 and 1998, respectively                                134,740           133,020
   Additional paid-in capital                                               61,334,380        60,187,301
   Retained earnings (deficit)                                               9,071,192          (116,911)
                                                                     --------------------------------------
                                                                            70,540,312        60,203,410
   Receivable from stockholder                                                (554,063)         (562,500)
                                                                     --------------------------------------
Total stockholders' equity                                                  69,986,249        59,640,910
                                                                     --------------------------------------
Total liabilities and stockholders' equity                             $    92,595,938   $    68,707,840
                                                                     ======================================

SEE ACCOMPANYING NOTES.

                                  Natrol, Inc.

                        Consolidated Statements of Income


                                                                   YEAR ENDED DECEMBER 31
                                                            1999               1998              1997
                                                  ---------------------------------------------------------
Net sales                                           $    81,589,935    $    68,206,585   $    42,874,759
Cost of goods sold                                       39,849,632         32,011,641        19,799,712
                                                  ---------------------------------------------------------
Gross profit                                             41,740,303         36,194,944        23,075,047

Selling and marketing expenses                           18,915,663         17,757,395        11,398,390
General and administrative expenses                       8,542,308          6,513,094         4,450,244
                                                  ---------------------------------------------------------
Total operating expenses                                 27,457,971         24,290,489        15,848,634
                                                  ---------------------------------------------------------
Operating income                                         14,282,332         11,924,455         7,226,413

Interest income                                             803,855            604,871            20,695
Interest expense                                           (266,668)          (407,452)         (240,250)
                                                  ---------------------------------------------------------
Income before income tax provision                       14,819,519         12,121,874         7,006,858
Income tax provision                                      5,631,416          4,606,323         2,816,158
                                                  ---------------------------------------------------------
Net income                                          $     9,188,103    $     7,515,551   $     4,190,700
                                                  =========================================================


Basic earnings per share                                      $0.69              $0.76             $0.59
                                                  =========================================================
Diluted earnings per share                                    $0.67              $0.63             $0.41
                                                  =========================================================
Weighted average shares outstanding - basic              13,324,510          9,854,411         7,100,000
                                                  =========================================================
Weighted average shares outstanding - diluted            13,637,653         11,890,513        10,272,859
                                                  =========================================================

SEE ACCOMPANYING NOTES.

                                  NATROL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           Redeemable                                      Additional
                                                        Preferred Stock             Common Stock            Paid-In
                                                      Shares      Amount        Shares        Amount        Capital
                                                    --------------------------------------------------------------------
Balance at January 1, 1997                                  -    $       -      7,100,000    $  71,000     $  559,500
     Net income                                             -            -            -             -             -
                                                    --------------------------------------------------------------------
Balance at December 31, 1997                                -            -      7,100,000       71,000        559,500
     Issuance of Common Stock at $15 per share
       (net of approximately $4,720,000 of
       offering costs)                                      -            -      3,495,500       34,955     47,605,218
     Conversion of convertible participating
       preferred stock to Common Stock                      -            -      2,700,000       27,000     11,973,000
     Conversion to convertible participating
       stock to redeemable preferred stock             13,500    6,000,000              -            -              -
     Redemption of redeemable preferred stock         (13,500)  (6,000,000)             -            -              -
     Issuance of Common Stock under employee
       stock purchase plan                                  -            -          6,490           65         49,583
     Net income                                             -            -              -            -              -
                                                    --------------------------------------------------------------------
Balance at December 31, 1998                                -            -     13,301,990      133,020     60,187,301
     Exercise of stock options                              -            -         29,000          290         54,085
     Shares issued in connection with Prolab
       acquisition                                          -            -        124,270        1,243        977,383
     Issuance of Common Stock under employee
       stock purchase plan                                  -            -         18,775          187        115,611
     Payments on shareholder loan                           -            -              -            -              -
     Net income                                             -            -              -            -              -
                                                    --------------------------------------------------------------------
Balance at December 31, 1999                                -    $       -     13,474,035   $  134,740    $61,334,380
                                                    ====================================================================


                                                        Retained       Receivable
                                                        Earnings          from
                                                        (Deficit)     Stockholder        Total
                                                    ------------------------------------------------

Balance at January 1, 1997                             $(5,823,162)    $ (562,500)     $(5,755,162)
     Net income                                          4,190,700            -         4,190,700
                                                    ------------------------------------------------
Balance at December 31, 1997                            (1,632,462)      (562,500)      1,564,462
     Issuance of Common Stock at $15 per share
       (net of approximately $4,720,000 of
       offering costs)                                           -              -      47,640,173
     Conversion of convertible participating
       preferred stock to Common Stock                           -              -      12,000,000
     Conversion to convertible participating
       stock to redeemable preferred stock              (6,000,000)             -               -
     Redemption of redeemable preferred stock                    -              -      (6,000,000)
     Issuance of Common Stock under employee
       stock purchase plan                                       -              -          49,648
     Net income                                          7,515,551              -       7,515,551
                                                    ------------------------------------------------
Balance at December 31, 1998                              (116,911)      (562,500)     59,640,910
     Exercise of stock options                                   -              -          54,375
     Shares issued in connection with Prolab
       acquisition                                               -              -         978,626
     Issuance of Common Stock under employee
       stock purchase plan                                       -              -         115,798
     Payments on shareholder loan                                -          8,437           8,437
     Net income                                          9,188,103              -       9,188,103
                                                    ------------------------------------------------
Balance at December 31, 1999                           $ 9,071,192    $  (554,063)    $69,986,249
                                                    ================================================

SEE ACCOMPANYING NOTES.

                                  Natrol, Inc.

                      Consolidated Statements of Cash Flows



                                                                         YEAR ENDED DECEMBER 31
                                                                1999              1998             1997
                                                          -----------------------------------------------------
OPERATING ACTIVITIES
Net income                                                  $    9,188,103   $    7,515,551    $    4,190,700
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                               1,115,797          837,014           690,335
     Amortization of goodwill                                    1,274,979          588,168                 -
     Provision for bad debts and returns                           170,630           69,230         1,002,683
     Deferred taxes                                                215,462         (700,947)          138,163
     Changes in operating assets and liabilities:
       Accounts receivable                                      (2,293,195)      (3,387,913)       (1,440,220)
       Inventories                                                 439,842       (3,335,621)       (3,059,881)
       Income taxes receivable/payable                          (1,712,624)        (201,948)          600,944
       Prepaid expenses and other current assets                  (522,980)        (158,717)         (140,126)
       Deposits                                                    (14,616)          24,337             9,570
       Accounts payable                                         (1,784,427)       1,686,466           878,849
       Accrued expenses                                           (166,385)       1,167,624          (899,368)
       Accrued payroll and related liabilities                     883,118          390,936           167,183
                                                          -----------------------------------------------------
Net cash provided by operating activities                        6,793,704        4,494,180         2,138,832

INVESTING ACTIVITIES
Assets purchased, net of liabilities assumed in
   connection with acquisitions                                (26,578,024)     (18,697,869)                -
Purchases of marketable securities                             (69,203,000)     (99,153,298)                -
Sales of marketable securities                                  88,213,826       80,142,472                 -
Purchases of property and equipment                             (9,325,753)      (6,111,223)       (3,219,650)
                                                          -----------------------------------------------------
Net cash used in investing activities                          (16,892,951)     (43,819,918)       (3,219,650)

FINANCING ACTIVITIES
Net borrowings on line of credit                                 1,800,000                -                 -
Proceeds from long-term debt                                     8,900,000        9,000,000         4,000,000
Repayments on long-term debt                                      (802,826)     (12,604,861)       (1,004,167)
Capitalized loan fees                                              (50,817)               -                 -
Repayments on shareholder loan                                       8,437                -                 -
Proceeds from issuance of Common Stock, net of issuance
   costs                                                           170,173       47,689,821                 -
Redemption of redeemable preferred stock                                 -       (6,000,000)                -
Dividends paid to stockholders                                           -                -          (400,000)
                                                          -----------------------------------------------------
Net cash provided by financing activities                       10,024,967       38,084,960         2,595,833
                                                          -----------------------------------------------------
Net increase (decrease) in cash and cash equivalents               (74,280)      (1,240,778)        1,515,015
Cash and cash equivalents, beginning of year                       559,424        1,800,202           285,187
                                                          -----------------------------------------------------
Cash and cash equivalents, end of year                      $      485,144   $      559,424    $    1,800,202
                                                          =====================================================


                                  Natrol, Inc.


                                                                         YEAR ENDED DECEMBER 31
                                                                1999              1998             1997
                                                          -----------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
       Cash paid during the year for:
       Interest                                             $      266,668   $      407,452    $      240,250
       Income taxes                                         $    6,624,087   $    5,509,261    $    2,215,000


SUPPLEMENTAL NON-CASH TRANSACTION:
In October 1999, the Company issued 124,270 shares of Common Stock valued at $978,626 in connection with its acquisition of Prolab, Nutrition, Inc.

In July 1998, upon completion of the Company's initial public offering, all of the convertible participating preferred stock then outstanding converted into 2,700,000 shares of Common Stock and 13,500 shares of redeemable preferred stock.

SEE ACCOMPANYING NOTES.

                                  Natrol, Inc.

                   Notes To Consolidated Financial Statements

                                December 31, 1999


1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND PRESENTATION

Natrol, Inc. (collectively with its subsidiaries, referred to as the Company) manufactures and markets branded, high-quality dietary supplement products, including vitamins, minerals, hormonal supplements, herbal products, specialty combination formulations and sports nutrition supplements. The Company primarily sells its products under the Natrol and Prolab brand names through multiple distribution channels throughout the United States, including domestic health food stores and mass market drug, retail and grocery store chains.

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

ESTIMATES AND ASSUMPTIONS

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could

                               Natrol, Inc.

                   Notes To Consolidated Financial Statements

                               December 31, 1999


differ from those estimates, although management does not believe that any differences would materially affect the Company's consolidated financial position or results of operations.

CASH EQUIVALENTS

The Company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents.

MARKETABLE SECURITIES

At December 31, 1998, marketable securities consisted of certificates of deposits, commercial paper and corporate and municipal bonds in the amounts of $4,086,958, $2,458,846 and $12,465,022, respectively. The Company did not hold any marketable securities at December 31, 1999.

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

TRADEMARKS AND PATENTS

Costs of obtaining trademarks and patents are capitalized and amortized using the straight-line basis over the estimated useful life of eleven years. Trademarks and patents are included in other assets at $50,500 and $40,500 at December 31, 1999 and 1998, respectively, net of accumulated amortization of $29,245 and $25,295 at December 31, 1999 and 1998, respectively. The costs of servicing the Company's patents and trademarks are expensed as incurred.

LONG-LIVED ASSETS

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. In an impairment is indicated, the amount of the loss to be recorded is based on an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted estimated cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods. No such impairment losses have been identified by the Company for the periods presented.

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

ADVERTISING COSTS

Advertising and promotional costs are expensed at first showing. In addition, the Company advertises on a cooperative basis by accruing an obligation to reimburse retailers for qualified advertising of Company products. The Company provides for cooperative advertising obligations in the same period as the related revenue is recognized. Advertising and promotional costs amounted to $10,936,242, $10,942,024 and $6,944,454, respectively, for the years ended
December 31, 1999, 1998 and 1997.

RESEARCH AND DEVELOPMENT COSTS

The Company incurs research and development costs relating to the development of its dietary supplement products. Research and development costs are expensed as incurred and amounted to $417,552, $433,549 and $357,064 for the years ended December 31, 1999, 1998 and 1997, respectively. Research and development costs are included in general and administrative expenses on the consolidated statements of income.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees."

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

The following table sets forth the calculation for basic and diluted earnings per share for the periods indicated:

                                                             YEAR ENDED DECEMBER 31
                                                      1999            1998             1997
                                                --------------------------------------------------
Earnings:
   Net income                                     $   9,188,103   $   7,515,551    $   4,190,700
                                                ==================================================
Shares:
   Weighted average shares for basic earnings
     per share                                       13,324,510       9,854,411        7,100,000
   Conversion of convertible participating
     preferred stock                                          -       1,494,247        2,700,000
   Share equivalent for redeemable preferred
     stock                                                    -         255,247          461,538
   Stock options                                        313,144         286,429           11,321
                                                --------------------------------------------------
   Weighted average shares for diluted earnings
     per share                                       13,637,653      11,890,513       10,272,859
                                                ==================================================

Shares issuable under stock options of 615,000 and 445,000 at December 31, 1999 and 1998, respectively, have been excluded from the computation of diluted earnings per share because the effect would be antidilutive.

COMPREHENSIVE INCOME

In June 1997, SFAS 130 "Reporting Comprehensive Income" was issued. The provisions of SFAS 130 require companies to classify items of comprehensive income by their nature in financial statements and display the accumulated balance of other comprehensive income separately from retained earnings in the financial statements. The Company's comprehensive income items are not material at December 31, 1999, 1998 or 1997 and therefore no disclosures have been made.

MAJOR CUSTOMERS

No customers had net sales which individually represented 10% or more of total Company net sales during the year ended December 31, 1999. The Company had net sales to one customer which individually represented 15.9% of total Company net sales during the year ended December 31, 1998 and two customers which individually represented 17.8% and 11.6%, respectively, of total Company net sales during the year ended December 31, 1997.

MAJOR PRODUCTS

The Company's sales of one product comprised 11.5% of net sales during the year ended December 31, 1999. The Company's sales of two products each comprised approximately 14.0% and 10.0%, respectively, of net sales during the year ended December 31, 1998. The Company's sales of two products each comprised approximately 17.1% and 17.7%, respectively, of net sales during the year ended December 31, 1997.

CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables, other than significant customers previously discussed, are limited, due to the distribution of sales over a large customer base. The Company performs periodic credit evaluations of its customers' financial conditions and generally does not require collateral. Credit losses have been within management's expectations.

SEGMENT REPORTING

Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No.131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the reported results of operations or financial position. In addition, the adoption of the new statements did not affect disclosures of segment information as the Company is engaged principally in one line of business, the manufacturing and marketing of high-quality dietary supplement products, including vitamins, minerals, herbs and specialty formulations, weight control products and hormones, which represents more than 90% of consolidated sales.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the presentation in 1999.

2. ACQUISITIONS

In October 1999, the Company purchased all of the outstanding shares of stock of Prolab Nutrition, Inc. (Prolab) for $28,500,000 in cash, excluding acquisition costs, and 124,270 shares of the Company's Common Stock. Prolab is a distributor, manufacturer and marketer of food supplement products which are sold primarily to distributors, wholesalers and retailers located throughout the United States and also on a worldwide basis. Included in the purchase price were assets, consisting primarily of cash of $2,259,722, trade accounts receivable of $3,667,046, inventories of $2,063,180, fixed assets of $1,125,280 and other assets of $623,054, and liabilities assumed consisting primarily of accounts payable of $3,667,832, accrued expenses of $2,033,960 and debt of $763,836. The acquisition was accounted for using the purchase method, and accordingly, the acquired assets and liabilities assumed are recorded at their estimated fair values with revenues and expenses from the date of acquisition included in the consolidated statements of income. The excess of cost over the fair value of net assets acquired of $27,041,662 will be amortized over twenty years. Amortization expense for the Prolab acquisition for the year ended December 31, 1999 was $334,983 and is included in general and administrative expenses.

On October 31, 1998, the Company completed the acquisition of certain of the assets of Laci Le Beau Tea Company of Fresno, California, which consists of Laci Le Beau, Inc., a California corporation, as well as certain related companies (Laci Le Beau). The total purchase price for the acquisition was $7,500,000 in cash. Laci Le Beau is a formulator, packager and distributor of specialty teas sold through the health channel of distribution as well as in food stores, drug stores and mass market merchandisers. These channels of distribution are essentially the same as the Company's channels of distribution. Assets purchased consisted primarily of inventories of $2,146,526, as well as fixed assets of $153,474 and intangible assets of the business of $5,200,000. No liabilities were assumed. The acquisition was accounted for using the purchase method, and accordingly, the acquired assets are recorded at their estimated fair values with revenues and expenses from the date of acquisition included in the consolidated statement of income. The excess of cost over the fair value of assets acquired will be amortized over fifteen years. Amortization expense for the years ended December 31, 1999 and 1998 was $399,996 and $88,168, respectively, and is included in general and administrative expenses.

On February 27, 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Pure-Gar L.P. (Pure-Gar), a distributor of bulk dehydrated vegetable products and dietary supplements, for a total purchase price of $11,085,736, which included $85,736 of deferred acquisition costs. Assets purchased include accounts receivable of $1,271,694 and inventories of $1,021,127, as adjusted for purchase price accounting adjustments through December 31, 1998, as well as fixed assets of $131,091 and intangible assets of the business of $8,965,000. Liabilities assumed consisted primarily of trade payables of $388,912. In addition, the Company entered into long-term supply and royalty agreements with the seller. The supply agreement requires the seller to sell and the Company to purchase specified amounts of certain vegetable, fruit, herbal and botanical products (the "Products") manufactured by the seller. The supply agreement gives the Company the exclusive right to sell certain Products in the dietary supplement industry. The supply agreement may be terminated by either party upon a material breach of the obligations of the other party, or certain other specified conditions, if the breach is not cured within 60 days, or 15 days in the case of nonpayment by the Company. The acquisition was accounted for using the purchase method, and accordingly, the acquired assets and liabilities are recorded at their estimated fair values with revenues and expenses from the date of acquisition included in the consolidated statement of income. The excess of cost over the fair value of assets acquired will be amortized over fifteen years. Amortization expense for the years ended December 31, 1999 and 1998 was $600,000 and $500,000, respectively, and is included in general and administrative expenses.

The following pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition of Prolab had occurred at the beginning of the years ended December 31, 1999 and 1998 and the acquisitions of Laci Le Beau and Pure-Gar had occurred at the beginning of the years ended December 31, 1998 and 1997, with pro forma adjustments for the amortization of goodwill, interest expense and certain income tax adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the acquisitions been effected on the assumed dates or of future results of the combined entities.

                                                                YEAR ENDED DECEMBER 31
                                                       1999              1998              1997
                                                --------------------------------------------------------
                                                                     (Unaudited)
Revenues                                          $   105,556,000   $    92,194,000   $    58,477,000
Income from operations                                 16,615,000        11,739,000         7,537,000
Net income                                             10,414,000         7,822,000         3,831,000
Basic earnings per share                                 $0.78             $0.78              $0.54
Diluted earnings per share                               $0.76             $0.65              $0.37


3. INVENTORIES

Inventories consist of the following:

                                                                          DECEMBER 31
                                                                       1999             1998
                                                              ------------------------------------
Raw material and packaging supplies                             $    6,439,850    $    7,549,122
Finished goods                                                       8,620,943         5,888,333
                                                              ------------------------------------
                                                                $   15,060,793    $   13,437,455
                                                              ====================================

4. FINANCING

On September 24, 1999, the Company entered into a credit agreement with a bank that provides for a revolving line of credit for borrowings up to $10,000,000, based on a formula, through 2002. Advances under the credit agreement bear interest at the bank's adjusted LIBOR rate plus 1.25% or the bank's prime rate at the option of the Company (8.25% at December 31, 1999). The credit agreement requires the Company comply with certain financial covenants and is collateralized by the Company's assets. The Company was in compliance with all financial covenants at December 31, 1999. Interest expense related to the credit agreement was $79,408 for the year ended December 31, 1999.

On February 27, 1998, the Company entered into an amended credit facility (Loan Agreement) with a bank that provided for a revolving line of credit for borrowings up to $8,000,000, based on a formula, through April 30, 2001. The Loan Agreement amended and restated a previous revolving line of credit agreement with the bank. Advances under the Loan Agreement bear interest at the bank's adjusted LIBOR rate plus 1.25% or the bank's prime rate at the option of the Company. The credit facility was subsequently repaid in full in July 1998 and terminated in August 1998. Interest expense related to the Loan Agreement was $161,306 for the year ended December 31, 1998.

In addition to providing for the revolving loans, the Loan Agreement provided for a term loan of $9,000,000 to be used for financing the acquisition of Pure-Gar. The term loan called for monthly installments of $125,000 during the period March 1, 1998 through February 28, 2004 and bore interest at the bank's adjusted LIBOR rate plus 1.25% or the bank's prime rate at the option of the Company. The term loan was repaid in full in July 1998. Interest expense related to the term loan was $246,146 for the year ended December 31, 1998.

During 1999, the Company entered into two mortgage notes payable in the aggregate amount of $8,900,000 collateralized by the Company's facilities. These notes are payable in monthly installments of $73,779 in the aggregate including interest ranging from 7.75% to 8.32% maturing in 2014 and 2019. Interest expense related to these notes for the year ended December 31, 1999 was $169,876.

Future maturities of long term debt at December 31, 1999 are as follows:


2000                                                           $      160,900
2001                                                                  185,099
2002                                                                  201,090
2003                                                                  214,010
2004                                                                  230,371
Thereafter                                                          7,869,540
                                                             -----------------
                                                               $    8,861,010
                                                             =================

5. INCOME TAXES

The income tax provision consists of the following:

                                                           YEAR ENDED DECEMBER 31
                                                   1999              1998             1997
                                            ------------------------------------------------------
Current:
   Federal                                    $    4,566,332    $    4,468,728    $    2,161,400
   State                                             849,622           838,542           516,595
                                            ------------------------------------------------------
                                                   5,415,954         5,307,270         2,677,995
Deferred:
   Federal                                           172,922          (608,481)           72,202
   State                                              42,540           (92,466)           65,961
                                            ------------------------------------------------------
                                                     215,462           700,947           138,163
                                            ------------------------------------------------------
Total income tax provision                    $    5,631,416    $    4,606,323    $    2,816,158
                                            ======================================================

The difference between actual income tax expense and the U.S. Federal statutory income tax rate is as follows:

                                                               YEAR ENDED DECEMBER 31
                                                         1999           1998            1997
                                                   -----------------------------------------------
Statutory rate                                           34.0%          34.0%           34.0%
State tax provision                                       4.0            4.0             6.2
                                                   -----------------------------------------------
Effective tax rate                                       38.0%          38.0%           40.2%
                                                   ===============================================

The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                            DECEMBER 31
                                                                       1999             1998
                                                              ------------------------------------
Deferred tax assets:
   Accounts receivable reserves                                 $      200,038    $      139,279
   Inventory reserves                                                   78,640            98,105
   Various accrued liabilities                                         543,208           695,762
   State taxes                                                         254,190           280,930
                                                              ------------------------------------
                                                                     1,076,076         1,214,076
Deferred tax liability:
   Depreciation                                                       (109,475)          (32,013)
                                                              ------------------------------------
                                                                $      966,601    $    1,182,063
                                                              ====================================

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

Each share of convertible participating preferred stock is convertible based on a formula upon the written election of not less than 66 2/3% of the outstanding shares of convertible participating preferred stock such that each outstanding share of convertible participating preferred stocks will convert into one share of Common Stock (prior to giving effect the 100-for-1 stock split described in Note 1) and one-half of one share of redeemable preferred stock, subject to adjustment for stock splits, stock dividends, recapitalizations and similar transactions. The convertible participating preferred stock has an automatic conversion feature which provides for each share of convertible participating preferred stock to be automatically converted into shares of Common Stock and redeemable preferred stock based on the then effective conversion price immediately upon the closing of the Company's first firm commitment public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, provided that such registration statement covers the offer and sale of Common Stock of which the aggregate net proceeds exceeds $15 million at a price per share reflecting a valuation of the Company's equity of at least $50 million.

RECEIVABLE FROM STOCKHOLDER

The receivable from stockholder represents an interest bearing note from a stockholder in the amount of $554,063 and $562,500 at December 31, 1999 and 1998, respectively, issued by the stockholder to finance in part the purchase of 300,000 shares of the Company's Common Stock. The note bears interest at 6.60% per year with interest payments due annually. The note is due within ten days of the receipt by the stockholder of proceeds from the sale of the Company's Common Stock or November 14, 2006, whichever occurs first. Included in interest income is $36,568, $37,125 and $37,125 for the years ended December 31, 1999, 1998 and 1997, respectively, for interest from this stockholder.

STOCK OPTIONS

The Company has adopted the 1996 Stock Option and Grant Plan, as amended (the
Plan), which authorizes the Board of Directors of the Company to grant incentive stock options or non-qualified stock options. Incentive stock options may be granted only to employees of the Company. Non-qualified stock options may be granted to officers and employees of the Company as well as to non-employees. The maximum number of shares of Common Stock to be issued under the Plan is 2,294,325 shares, as amedned. All options granted under the Plan have been made at prices not less than the estimated fair market value of the stock at the date of grant. Generally the options granted under the Plan vest over three to five years. Options granted under the plan have a term of not more than ten years.

A summary of the Company's stock option activity, and related information is as follows:

                                                               WEIGHTED AVERAGE
                                                    NUMBER       EXERCISE PRICE   EXERCISE PRICE
                                                  OF OPTIONS       PER SHARE        PER SHARE
                                             -----------------------------------------------------
Outstanding at January 1, 1997                      200,000      $   1.88           $  1.88
   Granted                                          200,000          2.10              2.10
                                             -----------------------------------------------------
Outstanding at December 31, 1997                    400,000          1.99         1.88 - 2.10
   Granted                                          445,000         10.87        10.40 - 13.00
                                             -----------------------------------------------------
Outstanding at December 31, 1998                    845,000          6.67        1.88 - 13.00
   Granted                                          845,000          7.88        6.03 - 10.63
   Forfeited                                        (45,000)        10.39        6.03 - 11.25
   Exercised                                        (29,000)         1.88              1.88
                                             -----------------------------------------------------
Outstanding at December 31, 1999                  1,616,000      $   7.28        $1.88 - 13.00
                                             =====================================================

Exercisable at:
   December 31, 1997                                116,250      $   1.88            $1.88
   December 31, 1998                                304,663      $   4.78        $1.88 - $2.10
   December 31, 1999                                475,895      $   5.43        $1.88 - 13.00
                                             =====================================================

At December 31, 1999 and 1998, 631,105 and 1,449,325 shares, respectively, were available for future grant. The weighted average remaining contractual life for the outstanding options in years was 8.83, 8.91 and 9.38 at December 31, 1999, 1998 and 1997, respectively.

If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date for its stock-based compensation plans consistent with the method prescribed by SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                             YEAR ENDED DECEMBER 31
                                                       1999            1998             1997
                                               --------------------------------------------------
Net income:
   As reported                                   $    9,188,103    $  7,515,551   $    4,190,700
   Pro forma                                          8,790,433       7,367,551        4,185,800

Earnings per share:
   As reported - basic                           $      0.69       $     0.76     $       0.59
   Pro forma - basic                                    0.66             0.75             0.59
   As reported - diluted                                0.67             0.63             0.41
   Pro forma - diluted                                  0.64             0.62             0.41

The fair value of the options is estimated using a Black-Scholes option-pricing model with the following weighted average assumptions for grants:

                                                       1999            1998             1997
                                               --------------------------------------------------
Expected dividend yield                                 0.0%             0.0%             3.0%
Expected stock price volatility                        55.9             37.5                -
Risk free interest rate                                 5.5%             6.0%             6.0%
Expected life of options                             5 years          5 years          5 years


These assumptions resulted in weighted average fair values of $3.61, $3.35 and $0.27 for each stock option granted in 1999, 1998 and 1997, respectively.

7. COMMITMENTS

The Company leases certain equipment and facilities under noncancelable operating leases that expire in various years through 2001. Rent expense under operating leases totaled $255,356, $570,325 and $641,731, for the years ended December 31, 1999, 1998 and 1997, respectively.

Future minimum lease payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1999:

2000                                    $      236,463
2001                                           237,720
2002                                            20,500
                                        --------------
Total minimum lease payments            $      494,683
                                        ==============

8. EMPLOYEE BENEFITS PLAN

The Company has a profit sharing 401(k) plan that covers substantially all of its employees. Eligible employees may contribute up to 10% of their compensation. Contributions are discretionary, however, the Company generally matches 10% of the employees' contributions up to the maximum of 1% of eligible compensation. Amounts recognized as expense were $10,045, $10,409 and $0 for the years ended December 31, 1999, 1998 and 1997, respectively.

In May 1998, the Board of Directors approved the Natrol, Inc. Employee Stock Purchase Plan (the ESPP) which allows substantially all employees to purchase shares of Common Stock of the Company, through payroll deductions, at 85% of the fair market value of the shares at the beginning or end of the offering period, whichever is lower. The ESPP provides for employees to authorize payroll deductions of up to 10% of their compensation for each pay period. In conjunction with the ESPP, the Company registered with the Securities and Exchange Commission 225,000 shares of the Company's Common Stock reserved for purchase under the ESPP. As of December 31, 1999, 199,735 shares are available for issuance under this plan. For the year ended December 31, 1999, 18,775 shares were issued at prices ranging from $5.95 to $6.38 per share under the plan. For the year ended December 31, 1998, 6,490 shares were issued at $7.65 per share under the plan.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

CASH AND CASH EQUIVALENTS: the carrying amount approximates fair value.

MARKETABLE SECURITIES: the carrying amount approximates fair value based upon quoted market prices.

ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE: the carrying amount approximates fair value.

DEBT: The carrying amount of the Company's borrowings on its revolving line of credit approximates fair value. The fair value of the Company's long-term notes payable are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of long-term notes payable approximate their fair value at December 31, 1999.

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                              THREE MONTHS ENDED
                                        MARCH 31          JUNE 30        SEPTEMBER 30      DECEMBER 31
                                    -----------------------------------------------------------------------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
1999
Net sales                             $       17,837   $       17,864    $       21,173   $       24,716
Gross profit                                   9,341            9,399            10,998           12,002
Net income                                     2,049            1,871             2,539            2,729
Basic earnings per share              $        0.15    $        0.14     $        0.19    $        0.20
Diluted earnings per share            $        0.15    $        0.14     $        0.19    $        0.20

1998
Net sales                             $       13,169   $       16,344    $       19,501   $       19,193
Gross profit                                   7,017            8,788            10,174           10,217
Net income                                     1,175            1,578             2,517            2,245
Basic earnings per share              $        0.17    $        0.22     $        0.21    $        0.17
Diluted earnings per share            $        0.11    $        0.15     $        0.20    $        0.16

Certain reclassifications have been made to the quarterly information as previously reported by the Company in the table above to conform to the presentation for the year ended December 31, 1999.