Form 10-Q
period 2000-03-31
NATROL INC
filed 2000-05-15
CIK 1025573

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------


                                    FORM 10-Q
(Mark one)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

YES   X     NO
    -----     -----

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date:


           Class                         Outstanding as of May 1, 2000
           -----                        -------------------------------
Common stock, $0.01 par value                     134,499,035

================================================================================

                                     PART 1
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                                  NATROL, INC.
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                            MARCH 31,            DECEMBER 31,
                                                                              2000                   1999
                                                                     -----------------------------------------------
                                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                           $           1,472      $               485
   Accounts receivable, net of allowances of $537 and $503 at March
     31, 2000 and December 31, 1999, respectively                                 17,643                   15,777
   Inventories                                                                    16,499                   15,061
   Deferred taxes                                                                  1,076                    1,076
   Income tax receivable                                                             112                        -
   Prepaid expenses and other current assets                                       1,424                    1,028
                                                                     -----------------------------------------------
Total current assets                                                              38,226                   33,427

Property and equipment:
   Building and improvements                                                      15,556                   15,456
   Machinery and equipment                                                         5,516                    5,287
   Furniture and office equipment                                                  1,712                    1,655
                                                                     -----------------------------------------------
                                                                                  22,784                   22,398
   Accumulated depreciation and amortization
                                                                                  (3,199)                  (2,870)
                                                                     -----------------------------------------------
                                                                                  19,585                   19,528

Goodwill, net of accumulated amortization of $2,433 and $1,863 at March 31, 2000
   and December 31, 1999, respectively                                            38,973                   39,543
Capitalized loan fees, net of accumulated amortization of $3 and $2 at March 31,
   2000 and December 31, 1999, respectively                                           48                       49
Other assets                                                                          48                       49
                                                                     -----------------------------------------------
Total assets                                                                     $96,880      $            92,596
                                                                     ===============================================


SEE ACCOMPANYING NOTES

(Consolidated Balance Sheets - continued)


                                                                            MARCH 31,            DECEMBER 31,
                                                                              2000                   1999
                                                                     -----------------------------------------------
                                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                                       $           6,250     $            1,800
   Accounts payable                                                                 8,095                  7,827
   Accrued expenses                                                                 2,084                  2,143
   Accrued payroll and related liabilities                                            674                  1,688
   Income taxes payable                                                                 -                    182
   Current portion of long-term debt                                                  166                    161
                                                                     -----------------------------------------------
Total current liabilities                                                          17,269                 13,801

Deferred income taxes, noncurrent                                                     109                    109
Long-term debt, less current portion                                                8,654                  8,700

Commitments

Stockholders' equity:
   Preferred stock, par value of $0.01 per share:
     Authorized shares - 2,000,000
     Issued and outstanding shares - none                                               -                      -
   Common stock, par value of $0.01 per share:
     Authorized shares - 50,000,000
     Issued and outstanding shares -  13,499,035 at March 31, 2000
       and December 31, respectively                                                  135                    135
   Additional paid-in capital                                                      61,460                 61,334
   Retained earnings                                                                9,807                  9,071
                                                                     -----------------------------------------------
                                                                                   71,402                 70,540
   Receivable from stockholder                                                       (554)                  (554)
                                                                     -----------------------------------------------
Total stockholders' equity                                                         70,848                 69,986
                                                                     -----------------------------------------------
Total liabilities and stockholders' equity                              $          96,880     $           92,596
                                                                     ===============================================

SEE ACCOMPANYING NOTES

                                  NATROL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                             2000               1999
                                                                       -------------------------------------
                                                                                   (Unaudited)
Net sales                                                                $     22,694      $     17,837
Cost of goods sold                                                             11,919             8,495
                                                                       -------------------------------------
    Gross profit                                                               10,775             9,342
                                                                       -------------------------------------
Selling and marketing expenses                                                  6,461             4,247
General and administrative expenses                                             2,898             2,028
                                                                       -------------------------------------
    Total operating expenses                                                    9,359             6,275
                                                                       -------------------------------------
Operating income                                                                1,416             3,067
Interest income                                                                    17               230
Interest expense                                                                 (263)                -
                                                                       -------------------------------------
Income before income tax provision                                              1,170             3,297
Income tax provision                                                              434             1,248
                                                                       -------------------------------------
Net income                                                                    $   736            $2,049
                                                                       =====================================

Basic earnings per share                                                     $   0.06          $   0.15
                                                                       =====================================

Diluted earnings per share                                                   $   0.05          $   0.15
                                                                       =====================================
Weighted average shares
  outstanding - basic                                                      13,310,142        13,301,990
                                                                       =====================================
Weighted average shares
  outstanding - diluted                                                    13,559,781        13,608,803
                                                                       =====================================

SEE ACCOMPANYING NOTES

                                  NATROL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                         2000                 1999
                                                                                 -------------------------------------------
                                                                                                (unaudited)
OPERATING ACTIVITIES
Net income                                                                       $           736           $     2,049
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                             330                   217
   Amortization of goodwill                                                                  570                   235
   Provision for bad debts                                                                    34                    51
   Stock Issued for services                                                                 126                     -
     Changes in operating assets and liabilities:
       Accounts receivable                                                                (1,900)               (3,106)
       Inventories                                                                        (1,438)                1,331
       Income taxes receivable/payable                                                      (294)                1,215
       Deposits                                                                                -                   (49)
       Prepaid expenses and other current asset                                             (394)                 (502)
       Accounts payable                                                                      267                (2,067)
       Accrued expenses                                                                      (59)                1,196
       Accrued payroll and other related liabilities                                      (1,014)                  153
                                                                                 -------------------------------------------
Net cash provided by (used in) operating activities                                       (3,036)                  723

INVESTING ACTIVITIES
Purchases of property and equipment                                                         (386)                 (534)
Purchases of marketable securities                                                             -                 6,728
Sales of marketable securities                                                                 -                 7,197
                                                                                 -------------------------------------------
Net cash used in investing activities                                                       (386)                  (65)

FINANCING ACTIVITIES
Proceeds from line of credit, net                                                          4,450                     -
Repayments on long-term debt                                                                 (41)                    -
                                                                                 -------------------------------------------
Net cash provided by financing activities                                                  4,409                     -
                                                                                 -------------------------------------------
Net increase in cash and cash equivalents                                                    987                   658
Cash and cash equivalents, beginning of period                                               485                   559
                                                                                 ===========================================
Cash and cash equivalents, end of period                                              $    1,472           $     1,217
                                                                                 ===========================================

Supplemental disclosures of cash flows information:
   Cash paid for:
     Interest                                                                         $      263           $         -

SEE ACCOMPANYING NOTES

                                  NATROL, INC.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly in all material respects the consolidated financial position of Natrol, Inc. and its subsidiaries (collectively, the "Company" or "Natrol") as of March 31, 2000 and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Natrol's December 31, 1999 audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission (file number 000-24567).


2. INVENTORIES

Inventories consist of the following:


                                                  MARCH 31,   DECEMBER 31,
                                                   2000         1999
                                                -------------------------
          Raw material and packaging supplies     $ 6,630        $ 6,440
          Finished goods                            9,869          8,621
                                                -------------------------
                                                  $16,499        $15,061
                                                =========================

3. COMPREHENSIVE INCOME

The Company's comprehensive income items are not material at March 31, 2000 or December 31, 1999 and therefore no disclosures have been made.

4. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128 "Earnings per share". Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average of securities or other contracts to issue Common Stock as if these securities were exercised or converted to Common Stock. Common Stock equivalent shares from stock options representing 710,000 shares have been excluded from the computation of diluted earnings per share because the effect would be antidilutive.

5. STOCKHOLDERS' EQUITY

STOCK OPTIONS

SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Please refer to Natrol's prospectus dated July 22, 1998 with the Securities and Exchange Commission for detail on the Company's Amended and Restated 1996 Stock Option and Grant Plan (the "Stock Option Plan") and the related disclosures. During the three months ended March 31, 1999, 25,000 options were granted.

6. SUBSEQUENT EVENTS

On April 28, 1999 the Board of Directors of the Company authorized a stock repurchase program for the Company's Common Stock. Under the stock repurchase program, the Company can effect stock repurchases from time to time of up to an aggregate of $10 million of its Common Stock. The stock repurchase program has no expiration date. The Company did not repurchase any of its Common Stock until May 2000. As of May 10, 2000 the Company had purchased approximately 160,000 shares of its Common Stock for an aggregate purchase price of approximately $550,000. The stock repurchase program is administered by the Company's senior management and purchases are discretionary subject to general guidelines promulgated by the Board of Directors. There can be no assurance that the Company will purchase additional shares at future dates. As a general rule, the Company will not make any public announcement with respect to any purchases under the stock repurchase program.

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

The Company's ability to predict results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in other past reports, including but not limited to, the Company's Prospectus dated July 22, 1998 and the Company's annual reports on Form 10-K for the years ended December 31, 1998 and December 31, 1999, each of which is filed with the Securities and Exchange Commission.

Factors that could cause or contribute to the Company's actual results differing materially from those discussed herein or for the Company's stock price to be affected adversely include, but are not limited to: (i) industry trends, including a potential general downturn or slowing of the growth of the dietary supplement industry, (ii) increased competition from current competitors and new market entrants, (iii) adverse publicity regarding the dietary supplement industry or the Company's products, (iv) the Company's dependence upon its ability to develop new products,(v) an increase in returns of the Company's products sold in past years, (vi) the Company's ability to gain or expand distribution within new or existing accounts and new or existing channels of trade, (vii) adverse changes in government regulation, (viii) exposure to product liability claims,(ix) dependence on significant customers, (x) the Company's ability to keep and attract key management employees, (xi) the Company's inability to manage growth and execute its business plan, (xii) the Company's ability to consummate future acquisitions and its ability to integrate acquired businesses, including without limitation Prolab Nutrition, Inc. ("Prolab"), acquired in October, 1999, and to retain key personnel associated with any acquisition, (xiii) the absence of clinical trials for many of the Company's products, (xiv) the Company's inability to obtain raw materials that are in short supply, (xv) sales and earnings volatility, (xvi) the Company's ability to manufacture its products efficiently, (xvii) the Company's reliance on independent brokers to sell its products, (xviii) the inability of the Company to protect its intellectual property, (xix) control of the Company by principal shareholders, (xx) the possible sale of large amounts of stock by controlling shareholders, (xxi) volatility in the stock markets, (xxii) a general downturn in the national economy as a whole, and (xxiii) continued market acceptance of Natrol supplements, Laci Le Beau teas, Prolab's sports nutrition products, and Essentially Pure Ingredients' raw material products. These and other such factors are discussed in more detail in previous filings with the Securities and Exchange Commission including, under the caption "Risk Factors and Factors Affecting Forward Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE RESPONSE TO PART I, ITEM 1 OF THIS REPORT.

THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

NET SALES. Sales are recognized at the time product is shipped. Net sales are net of discounts, allowances, and estimated returns and credits. Net sales increased 27.2%, or $4.9 million, to $22.7 million for the three months ended March 31, 2000 from $17.8 million for the three months ended March 31, 1999. $5.9 million of the quarter's revenue was generated through Prolab Nutrition, Inc. (Prolab), a wholly owned subsidiary of the Company which was acquired in October 1999. The gain in sales from Prolab was offset by a sales decline of $1 million in the Company's other business. The Company's herbal business, declined by more than $2 million in the first quarter of this year. This fall off was due to the declining popularity of St. John's Wort, Gingko Biloba, Garlic and Kava Kava. The decline in the herbal category was offset by increased sales of the Company's other products, in particular the Company's joint care products.

GROSS PROFIT. Gross profit increased 15.4%, or $1.4 million, to $10.8 million for the three months ended March 31, 2000 from $9.3 million for the three months ended March 31, 1999. Gross margin decreased to 47.5% for the three months ended March 31, 2000 from 52.4% for the three months ended March 31, 1999. The decline was largely due to the Prolab business. Prolab's products generally have a lower gross margin than those of the rest of the Company.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution and related payroll expenses and commissions. Selling and marketing expenses increased 52.1%, or $2.3 million to $6.5 million for the three months ended March 31, 2000 from $4.2 million for the three months ended March 31, 1999. Of the $2.3 million increase, approximately $825,000 was due to the selling and marketing expenses related to Prolab. The remainder of the increase was to due to increased advertising and distribution expenses of the Natrol and Laci Le Beau brands.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization of goodwill. General and administrative expenses increased 42.9%, or $870,000, to $2.9 million for the three months ended March 31, 2000 from $2.0 million for the three months ended March 31, 1999. Of this increase, 88.5% or $771,000, including $335,000 of goodwill was attributable to the acquisition of Prolab in October 1999. Goodwill during the three months ended March 31, 2000 amounted to $570,000 as opposed to $235,000 for the three months ended March 31, 1999. The remainder of the increase was due to increases payroll, depreciation and other infrastructure expenses to support the Company's business.

INTEREST INCOME. Interest income for the three months ended March 31, 2000 decreased to $17,000 from $230,000 for the three months ended March 31, 1999. The Company depleted its cash balances in October, 1999 when it used approximately $29 million of cash to complete the purchase of Prolab.

INTEREST EXPENSE. The Company recorded interest expense of $263,000 for the three months ended March 31, 2000 as compared to no interest expense for the three months ended March 31, 1999. The increase was due to mortgage debt incurred during the last three quarters of 1999 to purchase the Company's 80,000 sq. ft. headquarters facility as well as a 132,000 sq. ft. shipping facility and to interest payments made on the Company's short-term borrowings from its line of credit.

INCOME TAX PROVISION. The Company's effective tax rate was approximately 37.1% in the first quarter of 2000 as opposed to 37.9% in the first quarter of 1999. The change in the income tax provision at March 31, 2000 from March 31, 1999 is not considered material by the Company and is due to temporary differences in the makeup of taxable and non-taxable expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had working capital of $21.0 million, as compared to $19.6 million in working capital at December 31, 1999. The increase was primarily due to an increase in accounts receivable and inventories and a decrease accrued expenses including payroll.

Net cash used by operating activities was $3.0 million for the three months ended March 31, 2000 versus cash provided of $723,000 for the three months ended March 31, 1999. The decrease in cash provided by operating activities was primarily due to an increase in accounts receivable of $1.9 million, an increase in inventory of $1.4 million, an increase in prepaid expenses of $394,000, a decrease in accrued expenses including payroll and trade payables of $806,000 during the first quarter of 2000 which were partially offset by net income of $736,000 and $900,000 of depreciation and amortization. The Company also issued 25,000 shares of its stock valued at $126,000 in consideration for promotional services from Ms. Cory Everson, a sports fitness expert who is endorsing Prolab's sports nutrition products.

Net cash used in investing activities was $386,000 for the three months ended March 31, 2000 and $65,000 during the three months ended March 31, 2000. During the first quarter of 2000, the Company invested $386,000 in new plant, property, & equipment.

Net cash provided by financing activities was $4.4 million for the three months ended March 31, 2000. No cash was provided by financing activities for the three months ended March 31, 1999. The Company borrowed $4.5 million from its line of credit during the three months ended March 31, 2000 and repaid $41,000 of long-term debt.

As of March 31, 2000, the Company had $15.1 million of outstanding debt. Of this amount, $6.25 million was from the Company's $10 million line of credit established with its prime bank, Wells Fargo, N.A., and the remainder from a mortgage on the Company's manufacturing/headquarters facility and a mortgage on the Company's shipping facility.

The Company's cash balance at March 31, 2000 was approximately $1.5 million. The Company believes that this amount, together with cash generated from operations and the cash availability from its line of credit, will be sufficient to fund its anticipated working capital needs and capital expenditures (other than financing necessary to complete future acquisitions, if any) for at least the next 12 months. Future acquisitions, if any, could be funded with cash from operations as well as future borrowings. Future borrowings may include covenants restricting the Company's ability to issue dividends or to make additional acquisitions. There can be no assurance that attractive acquisition opportunities will be available to the Company or will be available at prices and upon such other terms that are attractive to the Company. The Company regularly evaluates the potential acquisition of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, the Company will publicly announce such acquisitions only after a definitive agreement has been signed. The Company currently has no commitments or agreements with respect to any acquisition. In addition, in order to meet its long-term liquidity needs or consummate future acquisitions, the Company may be required to incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

(b) No current reports on Form 8-K were filed by the Company during the three month period ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NATROL, INC.

Date: 5/15/00                By:  /s/ ELLIOTT BALBERT
                                --------------------------------------------
                             Chairman, President and Chief Executive Officer



Date: 5/15/00                By:  /s/ DENNIS R. JOLICOEUR
                                --------------------------------------------
                             Chief Financial Officer and Executive
                             Vice President