Form 10-Q
period 2000-06-30
NATROL INC
filed 2000-08-14
CIK 1025573

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

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

YES  X      NO
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                       Outstanding as of August 1,2000
              -----                      -------------------------------
     Common stock, $0.01 par value                       13,171,775

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART 1
                                FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                                  NATROL, INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands except for share and per share amounts)

                                                                   JUNE 30,   DECEMBER 31,
                                                                    2000         1999
                                                                 -----------  ------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                      $  1,699      $    485
   Accounts receivable, net of allowances of $678 and $503 at
      June 30, 2000 and December 31, 1999, respectively             13,716        14,533
   Inventories                                                      14,510        15,061
   Deferred taxes                                                    1,076         1,076
   Income taxes receivable                                           2,498            --
   Prepaid expenses and other current assets                         1,656         1,028
                                                                  --------      --------
Total current assets                                                35,155        32,183

Property and equipment:
   Building and improvements                                        15,571        15,456
   Machinery and equipment                                           5,473         5,287
   Furniture and office equipment                                    1,797         1,655
                                                                  --------      --------
                                                                    22,841        22,398
Accumulated depreciation                                            (3,527)       (2,870)
                                                                  --------      --------
                                                                    19,314        19,528

Goodwill, net of accumulated amortization of $3,003 and
   $1,863 at June 30, 2000 and December 31, 1999,
   respectively                                                     38,403        39,543
   Other assets                                                         89            98
                                                                  --------      --------
TOTAL ASSETS                                                      $ 92,961      $ 91,352
                                                                  ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                                 $  8,650      $  1,800
   Accounts payable                                                  6,579         7,826
   Accrued expenses                                                  1,241           899
   Accrued payroll and related liabilities                             892         1,688
   Income taxes payable                                                 --           182
   Current portion of long-term debt                                   176           161
                                                                  --------      --------
Total current liabilities                                           17,538        12,556

Deferred income taxes, non-current                                     110           110
Long-term debt, less current portion                                 8,583         8,700

Stockholders' equity:
Common stock                                                           136           135
Additional paid in capital                                          61,770        61,334
Retained earnings                                                    7,399         9,071
                                                                  --------      --------
                                                                    69,305        70,540

Shares held in treasury, at cost                                    (2,021)           --
Receivable from stockholder                                           (554)         (554)
                                                                  --------      --------
Total stockholders' equity                                          66,730        69,986
                                                                  --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 92,961      $ 91,352
                                                                  ========      ========


                             See accompanying notes

                                  NATROL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands except for share and per share amounts)

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                      ----------------------------    ----------------------------
                                                          2000            1999            2000           1999
                                                      ------------    ------------    ------------    ------------
                                                              (unaudited)                     (unaudited)
Net sales                                             $     24,083    $     17,864    $     46,777    $     35,701
Cost of goods sold                                          14,808           8,465          26,720          16,961
                                                      ------------    ------------    ------------    ------------
Gross profit                                                 9,275           9,399          20,057          18,740

Selling and marketing expenses                               9,942           4,545          16,385           8,792
General and administrative expenses                          2,713           2,006           5,634           4,033
                                                      ------------    ------------    ------------    ------------
Total operating expenses                                    12,655           6,551          22,019          12,825
                                                      ------------    ------------    ------------    ------------
Operating income (loss)                                     (3,380)          2,848          (1,962)          5,915

Interest income                                                 26             240              43             471
Interest expense                                              (342)            (36)           (606)            (36)
                                                      ------------    ------------    ------------    ------------

Income (loss) before income tax provision (benefit)         (3,696)          3,052          (2,525)          6,350
Income tax provision (benefit)                              (1,288)          1,181            (854)          2,430
                                                      ------------    ------------    ------------    ------------
Net income (loss)                                     $     (2,408)   $      1,871    $     (1,671)   $      3,920
                                                      ============    ============    ============    ============

Basic earnings (loss) per share                       $      (0.18)   $       0.14    $      (0.13)   $       0.29

Diluted earnings (loss) per share                     $      (0.18)   $       0.14    $      (0.13)   $       0.29

Weighted average shares outstanding - basic             13,163,430      13,314,880      13,238,175      13,308,443


Weighted average shares outstanding - diluted           13,163,430      13,599,733      13,238,175      13,640,578


                             See accompanying notes

                                  NATROL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (in thousands except for share and per share amounts)
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                  2000        1999
                                                                             --------------------------
OPERATING ACTIVITIES
Net income (loss)                                                              $ (1,671)   $  3,920
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
      Depreciation and amortization                                                 658         529
      Amortization of goodwill                                                    1,140         470
      Provision for bad debts                                                       102         105
      Shares issued for services                                                    126          --
   Changes in operating assets and liabilities:
      Accounts receivable                                                           715      (2,409)
      Inventories                                                                   551         995
      Income taxes receivable/payable                                            (2,680)       (392)
      Prepaid expenses and other current assets                                    (628)       (542)
      Accounts payable                                                           (1,248)       (942)
      Accrued expenses                                                              342         959
      Accrued payroll and related liabilities                                      (796)        431
                                                                               --------    --------
Net cash provided by (used in) operating activities                              (3,389)      3,124

INVESTING ACTIVITIES
   Purchases of property and equipment                                             (443)     (1,312)
   Purchases of marketable securities                                                --     (23,302)
   Sales of marketable securities                                                    --      18,944
   Other assets                                                                       8         (12)
                                                                               --------    --------
Net cash used in investing activities                                              (435)     (5,682)

FINANCING ACTIVITIES
   Proceeds line of credit borrowings                                             6,850          --
   Repayments on long-term debt                                                    (102)         --
   Purchases of treasury shares                                                  (2,021)         --
   Proceeds from stock purchase plan                                                 45          61
   Proceeds from exercise of stock options                                          266          54
   Proceeds from long-term debt                                                      --       3,501
   Capitalized loan fees                                                             --         (51)
                                                                               --------    --------

Net cash provided by financing activities                                         5,038       3,565
                                                                               --------    --------

Net increase in cash and cash equivalents                                         1,214       1,007
Cash and cash equivalents, beginning of period                                      485         559
                                                                               --------    --------
Cash and cash equivalents, end of period                                       $  1,699    $  1,567
                                                                               ========    ========

                             See accompanying notes

                                  NATROL, INC.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the consolidated financial position of Natrol, Inc. and its subsidiaries (collectively, the "Company" or "Natrol") as of June 30, 2000, and the results of its operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Natrol's December 31, 1999 audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission (file number 000-24567).

2. INVENTORIES

Inventories consist of the following:

                                                 JUNE 30,  DECEMBER 31,
                                                   2000       1999
                                                 --------  ------------
          Raw material and packaging supplies     $6,204     $ 6,440
          Finished goods                           8,306       8,621
                                                 -------     -------
                                                 $14,510     $15,061
                                                 =======     =======

RECLASSIFICATION

Certain reclassifications have been made to the December 31, 1999 balances so they would be comparable to the current period presentation.

3.   COMPREHENSIVE INCOME

The Company's comprehensive income items are not material at June 30, 2000 and 1999, respectively or December 31, 1999, and therefore no disclosures have been made.

4. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128 "Earnings per share". Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average of securities or other contracts to issue Common Stock as if these securities were exercised or converted to Common Stock. Common Stock equivalent shares from stock options representing 1,332,400 shares have been excluded from the computation of diluted earnings per share because the effect would be antidilutive.

5. STOCKHOLDERS' EQUITY

STOCK OPTIONS

SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Please refer to Natrol's prospectus dated July 22, 1998 with the Securities and Exchange Commission for detail on the Company's Amended and Restated 1996 Stock Option and Grant Plan ("the Stock Option Plan") and the related disclosures. During the three months ended June 30, 2000, 450,000 options were granted.

6. LONG-TERM DEBT

In June, 2000 the Company increased its line of credit with Wells Fargo Bank, NA to $13 million from $10 million.

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Information contained or incorporated by reference in this quarterly report on Form 10-Q and in other SEC filings by the Company contains "forward looking statements." The Company is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward looking statements. Examples of forward looking statements include, but are not limited to, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof, other variations thereon, or comparable terminology, or by discussions of strategy.

The Company's ability to predict results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in other past reports, including but not limited to the Company's annual report on Form 10-K for the year ended December 31, 1999, which is filed with the Securities and Exchange Commission.

Factors that could cause or contribute to the Company's actual results differing materially from those discussed herein or for the Company's stock price to be affected adversely include, but are not limited to: (i) industry trends, including a potential general downturn or slowing of the growth of the dietary supplement industry, (ii) increased competition from current competitors and new market entrants, (iii) adverse publicity regarding the dietary supplement industry or the Company's products, (iv) the Company's dependence upon its ability to develop new products,(v) an increase in returns of the Company's products sold in past years, (vi) the Company's ability to gain or expand distribution within new or existing accounts and new or existing channels of trade, (vii) adverse changes in government regulation, (viii) exposure to product liability claims,(ix) dependence on significant customers, (x) the Company's ability to keep and attract key management employees, (xi) the Company's inability to manage growth and execute its business plan, (xii) the Company's ability to consummate future acquisitions and its ability to integrate acquired businesses, including without limitation Prolab Nutrition, Inc. ("Prolab"), acquired in October, 1999, and to retain key personnel associated with any acquisition, (xiii) the absence of clinical trials for many of the Company's products, (xiv) the Company's inability to obtain raw materials that are in short supply, (xv) sales and earnings volatility, (xvi) the Company's ability to manufacture its products efficiently, (xvii) the Company's ability to manage inventory or sell its inventory before such inventory becomes outdated,
(xxii) the Company experiencing a high rate of product returns, (xix) the Company's reliance on independent brokers to sell its products, (xx) the inability of the Company to protect its intellectual property, (xxi) control of the Company by principal shareholders, (xxii) the possible sale of large amounts of stock by controlling shareholders, (xxiii) volatility in the stock markets,
(xxiv) a general downturn in the national economy as a whole, and (xxv) continued market acceptance of Natrol supplements, Laci Le Beau teas, Prolab's sports nutrition products, and Essentially Pure Ingredients' raw material products.


RESUTLS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE RESPONSE TO
PART I, ITEM 1 OF THIS REPORT.

THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

NET SALES. Sales are recognized at the time product is shipped. Net sales are net of discounts, allowances, and estimated returns and credits. Net sales increased 34.8%, or $6.2 million, to $24.1 million for the three months ended June 30, 2000 from $17.9 million for the three months ended June 30, 1999. Net sales during the quarter were adversely affected by returns of approximately $2 million, which were substantially in excess of historical returns for past quarters. Net sales were also affected by a $1.1 million reduction in private label business as compared to the second quarter of 1999. The Company's private label business increased sharply during the last three quarters of 1999 due to business from one direct marketing firm which, as the Company reported in its Form 10K for 1999, it considered a non-recurring event. Private label sales, discounting for the effect of the non-recurring business from the direct marketing firm, were in line with the Company's past historical performance. This direct marketing firm accounted for $1.9 million and $1.2 million of the Company's private label business in the third and fourth quarters of 1999 respectively. Offsetting these negative effects to net sales were $6.0 million of net sales generated by the Company's Prolab sports nutrition subsidiary which was acquired in October 1999 and an increase in the Company's other Natrol business. The Natrol brand continued to suffer during the quarter from a decline in the Company's herbal category caused primarily by a decline in the sales of two products, Gingko Biloba and St. John's Wort. These products received substantial national media attention during 1998. During 1999, sales of these products began to decline industry wide. Sales of these products have declined in each of the last four quarters. Offsetting the decline in the herbal category and private label sales were increases in sales from the Company's other products including the Company's joint care products, in particular MSM and Cetylpure products.

GROSS PROFIT. Gross profit decreased 1.3%, or $124,000, to $9.3 million for the three months ended June 30, 2000 from $9.4 million for the three months ended June 30, 1999. Gross margin decreased to 38.5% for the three months ended June 30, 2000 from 52.6% for the three months ended June 30, 1999. Gross margin declined due to excessive returns, inventory adjustments, and the makeup of the Company's business. Gross margin from Prolab products are in the 35% to 40% range which is less than the historical gross margin of the Company's other business. In addition, returns of approximately $2 million during the quarter reduced net sales without reducing the cost of goods sold thereby further decreasing gross margin. During the quarter, the Company also evaluated its inventory and wrote off short dated inventory that it determined could not be sold before product expiration dates.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased 118.7%, or $5.4 million, to $9.9 million for the three months ended June 30, 2000 from $4.5 million for the three months ended June 30, 1999. The increase was primarily due to additional advertising and an increase in sales incentives and promotional programs with retailers designed to secure shelf space, increase sales to consumers and support the Company's higher level of sales. Of the total $5.4 million increase $1.1 million was attributable to the Prolab division.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization. General and administrative expenses increased 35.2%, or $707,000, to $2.7 million for the three months ended June 30, 2000 from $2.0 million for the three months ended June 30, 1999. This increase was primarily attributable to building the infrastructure to support and manage the Company's growth, including its Prolab, Inc. sports nutrition division acquired in October 1999, with corresponding increases in payroll and depreciation. Additional goodwill attributable to the acquisition of Prolab amounted to $335,000 in the quarter.

INTEREST INCOME. Interest income decreased $214,000 to $26,000 for the three months ended June 30, 2000 from $240,000 for the three months ended June 30, 1999. The decrease was the result of lower average cash balances as a result of the use of approximately $29 million of cash to complete the purchase of Prolab in October 1999.

INTEREST EXPENSE. Interest expense increased from $36,000 for the three months ended June 30, 1999 to $342,000 for the three months ended June 30, 2000. The increase was due to mortgage debt incurred during the last three quarters of 1999 to purchase the Company's 80,000 sq. ft. headquarters facility as well as a 132,000 sq. ft. shipping facility and to interest payments made on the Company's short-term borrowings from its line of credit.

INCOME TAX PROVISION. The Company's effective tax rate was reduced to 34.9% in the second quarter of 2000 from 38.7% in the second quarter of 1999. Due to the Company's net loss for the three months ended June 30, 2000, the Company recorded an income tax benefit for the quarter.

SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

NET SALES. Net sales increased 31.0%, or $11.1 million, to $46.8 million for the six months ended June 30, 2000 from $35.7 million for the six months ended June 30, 1999. Net sales during the period were affected by returns of approximately $3.3 million which were substantially in excess of historical returns for past quarters. Net sales were also affected by a $1.4 million reduction in private label business as compared to the first six months of 1999. The Company's private label business increased sharply during 1999 due to business from one direct marketing firm which, as the Company reported in its Form 10K for 1999, it considered a non-recurring event. Private label sales, discounting for the effect of the non-recurring business from the direct marketing firm, were in line with the Company's past historical performance. This direct marketing firm accounted for $1.9 million and $1.2 million of the Company's private label business in the third and fourth quarters of 1999, respectively. Offsetting those decreases were $12 million of the Company's net sales attributable to sales from the Company's Prolab, Inc. sports nutrition division which was acquired in October 1999. The Natrol brand continued to suffer during the first six months from a decline in the Company's herbal category caused primarily by a decline in the sales of two products, Gingko Biloba and St. John's Wort. These products received substantial national media attention during 1998. During 1999, sales of these products began to decline industry wide. Sales of these products have declined in each of the last four quarters. Offsetting the decline in the herbal category and private label sales were increases in sales from the Company's other products with the largest growth segment being the Company's joint care products, in particular MSM and Cetylpure products.

GROSS PROFIT. Gross profit increased 7.0%, or $1.3 million, to $20.0 million for the six months ended June 30, 2000 from $18.7 million for the six months ended June 30, 1999. Gross margin decreased to 42.9% for the six months ended June 30, 2000 from 52.5% for the six months ended June 30, 1999. Gross margin declined due to excessive returns, inventory adjustments, and the makeup of the Company's business. Gross margin from Prolab products are in the 35% to 40% range which is less than the historical gross margin of the Company's other business. Approximately $12 million of the Company's net sales was generated from the Company's lower margin Prolab sports nutrition business. In addition, returns of approximately $3.3 million during the period reduced net sales without reducing the cost of goods sold thereby further decreasing gross margin. During the period, the Company also evaluated its inventory, and wrote off short dated inventory that it determined could not be sold before product expiration dates. This expense directly increased product cost and reduced margins.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased 86.4%, or $7.6 million, to $16.4 million for the six months ended June 30, 2000 from $8.8 million for the six months ended June 30, 1999. The increase was primarily due to additional advertising and an increase in sales incentives and promotional programs with retailers designed to secure shelf space, increase sales to consumers and support the Company's higher level of sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization. General and administrative expenses increased 39.7%, or $1.6 million, to $5.6 million for the six months ended June 30, 2000 from $4.0 million for the six months ended June 30, 1999. This increase was primarily attributable to building the infrastructure to support and manage the Company's growth including its Prolab, Inc. sports nutrition division acquired in October 1999 with corresponding increases in payroll and depreciation. Additional goodwill attributable to the acquisition of Prolab amounted to $670,000 during the six month period.

INTEREST INCOME. Interest income decreased $428,000 to $43,000 for the six months ended June 30, 2000 from $471,000 for the six months ended June 30, 1999. The decrease is the result of lower average cash balances as a result of the use of approximately $29 million of cash to complete the purchase of Prolab in October 1999.

INTEREST EXPENSE. Interest expense increased to $606,000 for the six months ended June 30, 2000 from $36,000 for the six months ended June 30, 1999. The increase was due to mortgage debt incurred during the last three quarters of 1999 to finance the purchase of the Company's 80,000 sq. ft. headquarters facility as well as a 132,000 sq. ft. shipping facility and to interest payments made on the Company's short-term borrowings from its line of credit.

INCOME TAX PROVISION. The Company's effective tax rate was reduced to 33.8% in the six months ended June 30, 2000 from 38.3% in the six months ended June 30, 1999. Due to the Company's net loss for the six months ended June 30, 2000, the Company recorded an income tax benefit for the period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had working capital of $17.6 million, as compared to $19.6 million in working capital at December 31, 1999. The decrease was primarily due to an decrease in accounts receivable and inventories and accrued payables and expenses offset by an increase in income taxes receivable and prepaid expenses.

Net cash used by operating activities was $3.4 million for the six months ended June 30, 2000 as compared to $3.1 million of cash provided by operating activities during the six months ended June 30, 1999. The decrease in cash provided by operating activities was primarily due to an increase in income taxes receivable of $2.7 million, an increase of other prepaid expenses of $627,000, a decrease of accounts payable of $1.2 million and a decrease of accrued payroll of $796,000. Offsetting these uses of cash were depreciation of $657,000, amortization of goodwill of $1.1 million, a decrease in accounts receivable of $715,000, a decrease in inventories of $551,000, an increase in the provision for bad debts of $102,000 and the exchange of shares of the Company's stock for services provided of $126,000.

Net cash used in investing activities was $435,000 for the six months ended June 30, 2000 and $5.7 million during the six months ended June 30, 1999. During the first six months of 2000, the Company invested $443,000 in new plant, property and equipment which was offset by a reduction in other assets. During the first six months of 1999, the Company invested $1.3 million in new plant, property and equipment. In addition, net changes in marketable securities amounted to a net investment of $4.4 million during the first six months of 1999.

Cash provided by financing activities during the six months ended June 30, 2000 was $5.0 million as opposed to the six months ended June 30, 1999 when financing activities provided $3.6 million in cash. Net cash provided by financing activities during the six months ended June 30, 2000 consisted of $6.9 million from the Company's line of credit, $266,000 the Company received from the exercise of employee stock options and 45,000 received from the Company's employee stock purchase plan. These proceeds were offset by the Company's repurchase of $2 million of stock which it has classified as treasury shares and

$102,000 of repayments of its long-term debt. Net cash provided by financing activities during the six months ended June 30, 1999 consisted of $3.5 million received as a result of the mortgaging of the Company's headquarters facility located in Chatsworth, California as well as $115,000 from the sale of stock to employees pursuant to the Company's Stock Purchase Plan as well as the exercise of stock options by certain employees.

The Company's cash balance at June 30 , 2000 was approximately $1.7 million. The Company believes that this amount, together with cash generated from operations and the cash availability from its line of credit, will be sufficient to fund its anticipated working capital needs and capital expenditures (other than financing necessary to complete future acquisitions, if any) for at least the next 12 months. Future acquisitions, if any, would likely require funding with future borrowings. Future borrowings may include covenants restricting the Company's ability to issue dividends or to make additional acquisitions. There can be no assurance that attractive acquisition opportunities will be available to the Company or will be available at prices and upon such other terms that are attractive to the Company. The Company regularly evaluates the potential acquisition of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, the Company will publicly announce such acquisitions only after a definitive agreement has been signed. The Company currently has no commitments or agreements with respect to any acquisition. In addition, in order to meet its long-term liquidity needs or consummate future acquisitions, the Company may be required to incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

IMPACT OF INFLATION

Generally, inflation has not had a material impact on the Company's historical operations or profitability.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to change in interest rates. The Company's long-term debt is at low fixed rates and its credit facility borrowings are at variable rates and therefore the Company does not believe it is subject to significant interest rate risk.

                                     PART II
                                OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The 2000 Annual Meeting of Stockholders of Natrol, Inc. (the "Annual Meeting") was held on June 13, 2000.

b) At the Annual Meeting, the following were re-elected to the Company's Board of Directors:

                                                    VOTES FOR    VOTES WITHHELD
                                                    ----------   --------------
P. Andrews McLane                                   12,498,304      167,922
Kraig Kitchin                                       12,497,015      169,211
Dennis Griffin                                      12,498,089      168,317


The following individuals are members of the Company's Board of Directors whose terms of office as directors continued after the Annual Meeting":

                        Elliott Balbert
                        Dennis Jolicoeur
                        Norman Kahn
                        Dennis DeConcini

c) At the Annual Meeting, a proposal to approve an amendment to the Company's Amended and Restated 1996 Stock Option Grant Plan was approved


VOTES FOR                           AGAINST                   ABSTAIN
---------                           -------                   -------
10,674,883                          934,242                   3,935


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.)   Exhibits: The following exhibits are filed herewith:

     10.1 Amended and Restated 1996 Stock Option and Grant Plan (Incorporated by reference to Natrol's Proxy file on May 2, 2000).

b.) No reports on Form 8-K were filed during the quarter for which this report is filed

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NATROL, INC.

Date: 8/14/00                By:  /s/ Elliott Balbert
                             Chairman, President and Chief Executive Officer



Date: 8/14/00                By:  /s/ Dennis R. Jolicoeur
                             Chief Financial Officer and Executive
                             Vice President