Form 10-Q
period 2000-09-30
NATROL INC
filed 2000-11-13
CIK 1025573

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

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____ TO ______

                          COMMISSION FILE NO: 000-24567
                                              ---------

                                  NATROL, INC.

             (Exact name of registrant as specified in its charter)

            DELAWARE                                    95-3560780
-------------------------------            -------------------------------------
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

YES  X      NO
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                       Outstanding as of November 1,2000
              -----                      ----------------------------------
     Common stock, $0.01 par value                       13,023,075

================================================================================

PART 1                          FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                  NATROL, INC.
                           CONSOLIDATED BALANCE SHEETS
              (in thousands except for share and per share amounts)


                                                                   SEPTEMBER 30,               DECEMBER 31,
                                                                       2000                        1999
                                                                -------------------------- -----------------------
ASSETS                                                                 (UNAUDITED)

Current assets:
   Cash and cash equivalents                                          $          3,513        $              485
   Accounts receivable, net of allowances of
      $460 and $503 at September 30, 2000
      and December 31, 1999, respectively                                       13,191                    14,533
   Inventories                                                                  14,356                    15,061
   Deferred taxes                                                                1,076                     1,076
   Income taxes receivable                                                       2,758                         -
   Prepaid expenses and other current assets                                     2,341                     1,028
                                                                -------------------------- -----------------------
Total current assets                                                            37,235                    32,183

Property and equipment:
   Building and improvements                                                    15,574                    15,456
   Machinery and equipment                                                       5,525                     5,287
   Furniture and office equipment                                                1,824                     1,655
                                                                -------------------------- -----------------------
                                                                                22,923                    22,398
Accumulated depreciation                                                        (3,863)                   (2,870)
                                                                -------------------------- -----------------------
                                                                                19,060                    19,528

Goodwill, net of accumulated amortization of
   $3,573 and $1,863 at September 30,
   2000 and December 31, 1999, respectively                                     37,833                    39,543
   Other assets                                                                     87                        98
                                                                -------------------------- -----------------------
TOTAL ASSETS                                                          $         94,215        $           91,352
                                                                ========================== =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                                     $          9,300        $            1,800
   Accounts payable                                                              7,804                     7,826
   Accrued expenses                                                              1,347                       899
   Accrued payroll and related liabilities                                       1,063                     1,688
   Income taxes payable                                                              -                       182
   Current portion of long-term debt                                               251                       161
                                                                -------------------------- -----------------------
Total current liabilities                                                       19,765                    12,556

Deferred income taxes, non-current                                                 110                       110
Long-term debt, less current portion                                             8,437                     8,700

Stockholders' equity:
Common stock                                                                       136                       135
Additional paid in capital                                                      61,770                    61,334
Retained earnings                                                                6,878                     9,071
                                                                -------------------------- -----------------------
                                                                                68,784                    70,540
Shares held in treasury, at cost                                                (2,327)                        -
Receivable from stockholder                                                       (554)                     (554)
                                                                -------------------------- -----------------------
Total stockholders' equity                                                      65,903                    69,986
                                                                -------------------------- -----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $         94,215        $           91,352
                                                                ========================== =======================

                             See accompanying notes

                                  NATROL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands except for share and per share amounts)


                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                           SEPTEMBER 30,
                                                             2000                1999                2000               1999
                                                      ------------------- ------------------- ------------------- ------------------
                                                                   (unaudited)                             (unaudited)
Net sales                                             $     22,283        $     21,174        $    69,061         $    56,874
Cost of goods sold                                          12,109              10,175             38,829              27,123
                                                      ------------------- ------------------- ------------------- ------------------
Gross profit                                                10,174              10,999             30,232              29,751

Selling and marketing expenses                               7,652               5,081             24,038              13,885
General and administrative expenses                          2,926               2,027              8,560               6,061
                                                      ------------------- ------------------- ------------------- ------------------
Total operating expenses                                    10,578               7,108             32,598              19,946
                                                      ------------------- ------------------- ------------------- ------------------
Operating income (loss)                                       (404)              3,891             (2,366)              9,805

Interest income                                                 27                 252                 70                 723
Interest expense                                              (463)                (47)            (1,069)                (82)
                                                      ------------------- ------------------- ------------------- ------------------
Income (loss) before income
tax provision                                                 (840)              4,096             (3,365)             10,446
Income tax provision (benefit)                                (319)              1,557             (1,172)              3,987
                                                      ------------------- ------------------- ------------------- ------------------
Net income (loss)                                     $       (521)       $      2,539        $    (2,193)        $     6,459
                                                      =================== =================== =================== ==================

Basic earnings (loss) per
  share                                               $      (0.04)       $       0.19        $     (0.16)        $      0.49

Diluted earnings (loss) per
  share                                               $      (0.04)       $       0.19        $     (0.16)        $      0.47

Weighted average shares
  outstanding - basic                                   13,112,295          13,340,495         13,305,898          13,319,203

Weighted average shares
  outstanding - diluted                                 13,112,295          13,652,060         13,305,898          13,661,457



                             See accompanying notes

                                  NATROL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (in thousands except for share and per share amounts)
                                   (UNAUDITED)


                                                                                        NINE MONTHS ENDED SEP 30
                                                                                    2000                  1999
                                                                             ------------------    -------------------

OPERATING ACTIVITIES
Net income (loss)                                                                    $  (2,193)             $  6,459
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Depreciation and amortization                                                        993                   790
      Amortization of goodwill                                                           1,710                   705
      Provision for bad debts                                                              (42)                  115
      Shares issued for services                                                           126                    -
   Changes in operating assets and liabilities:
      Accounts receivable                                                                1,384                (3,371)
      Inventories                                                                          705                   981
      Income taxes receivable/payable                                                   (2,940)                 (386)
      Prepaid expenses and other current assets                                         (1,313)                 (316)
      Accounts payable                                                                     (22)               (1,806)
      Accrued expenses                                                                     448                   575
      Accrued payroll and related liabilities                                             (625)                  692
                                                                             ------------------    -------------------
Net cash provided by (used in) operating activities                                     (1,769)                4,438

INVESTING ACTIVITIES
   Purchases of marketable securities                                                        -               (39,173)
   Sales of marketable securities                                                            -                34,579
   Purchases of property and equipment                                                    (525)               (1,797)
   Other assets                                                                             11                   (16)
                                                                             ------------------    -------------------
Net cash used in investing activities                                                     (514)               (6,407)

FINANCING ACTIVITIES
   Proceeds from line of credit borrowings                                               7,500                     -
   Repayments on long-term debt                                                           (173)                  (32)
   Purchases of treasury shares                                                         (2,327)                    -
   Proceeds from stock purchase plan                                                        47                    62
   Proceeds from exercise of stock options                                                 264                    54
   Proceeds from long-term debt                                                              -                 3,501
   Capitalized loan fees                                                                     -                   (50)
                                                                             ------------------    -------------------
Net cash provided by financing activities                                                5,311                 3,535
                                                                             ------------------    -------------------
Net increase in cash and cash equivalents                                                3,028                 1,566
Cash and cash equivalents, beginning of period                                             485                   559
                                                                             ------------------    -------------------
Cash and cash equivalents, end of period                                             $   3,513              $  2,125
                                                                             ==================    ===================



                             See accompanying notes

                                  NATROL, INC.
              NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the consolidated financial position of Natrol, Inc. and its subsidiaries (collectively, the "Company" or "Natrol") as of September 30, 2000, and the results of its operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999, in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

Certain reclassifications have been made to the December 31, 1999 and September 30, 1999 balances so they would be comparable to the current period presentation.

2.   INVENTORIES

Inventories consist of the following:


                                               SEPTEMBER 30,  DECEMBER 31,
                                                   2000         1999
                                                --------------------------

          Raw material and packaging supplies   $  6,138      $    6,440
          Finished goods                           8,218           8,621
                                                --------------------------
                                                $ 14,356      $   15,061
                                                ==========================


3.   COMPREHENSIVE INCOME

The Company's comprehensive income items are not material at September 30, 2000 and 1999, respectively, or December 31, 1999, and therefore no disclosures have been made.

4.   EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128 "Earnings per share". Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average of securities or other contracts to issue Common Stock as if these securities were exercised or converted to Common Stock. Common Stock equivalent shares from stock options representing 1,195,900 shares have been excluded from the computation of diluted earnings per share because the effect would be antidilutive.


5.   STOCKHOLDERS' EQUITY

STOCK OPTIONS

SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Please refer to Natrol's prospectus dated July 22, 1998 with the Securities and Exchange Commission for detail on the Company's Amended and Restated 1996 Stock Option and Grant Plan ("the Stock Option Plan") and the related disclosures. During the three months ended September 30, 2000, 450,000 options were granted.


ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Information contained or incorporated by reference in this quarterly report on Form 10-Q and in other SEC filings by the Company contains "forward looking statements." The Company is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward looking statements. Examples of forward looking statements include, but are not limited to, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should", "intend", "estimate", "assume", "plan" or "anticipates" or the negative thereof, other variations thereon, or comparable terminology, or by discussions of strategy that predict or indicate future events or trends or that are not historical facts. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect its current expectations of the approximate outcome of the matter discussed. The Company does not undertake to update any such statements at any time in the future.

The Company's ability to predict results or the effect of certain events on the Company's operating results is inherently uncertain. Forward-looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in other past reports, including but not limited to the Company's annual report on Form 10-K for the year ended December 31, 1999, which is filed with the Securities and Exchange Commission. The factors discussed herein and contained in that Form 10-K may not be exhaustive. Therefore, the factors contained in that Form 10-K should be read together with other reports and documents that are filed by the Company with the SEC from time to time, including this quarterly report on Form 10-Q, which may supplement, modify, supersede or update those factors.

Factors that could cause or contribute to the Company's actual results differing materially from those discussed herein or for the Company's stock price to be affected adversely include, but are not limited to: (i) industry trends, including a general downturn or slowing of the growth of the dietary supplement industry which has occurred during the past year and may continue, (ii) increased competition from current competitors and new market entrants, (iii) adverse publicity regarding the dietary supplement industry or the Company's products, (iv) the Company's dependence upon its ability to develop new products,(v) an increase in returns of the Company's products sold in past years, (vi) the Company's ability to gain or expand distribution within new or existing accounts and new or existing channels of trade, (vii) adverse changes in government regulation, (viii) exposure to product liability claims,(ix) dependence on significant customers, (x) the Company's ability to keep and attract key management employees, (xi) the Company's inability to manage growth and execute its business plan, (xii) the Company's ability to consummate future acquisitions and its ability to integrate acquired businesses, including without limitation Prolab Nutrition, Inc. ("Prolab"), acquired in October, 1999, and to retain key personnel associated with any acquisition, (xiii) the absence of clinical trials for many of the Company's products, (xiv) the Company's inability to obtain raw materials that are in short supply, (xv) sales and earnings volatility, (xvi) the Company's ability to manufacture its products efficiently, (xvii) the Company's ability to manage inventory or sell its inventory before such inventory becomes outdated, (xviii) the Company experiencing a high rate of product returns, (xix) the Company's reliance on independent brokers to sell its products, (xx) the inability of the Company to protect its intellectual property, (xxi) control of the Company by principal shareholders, (xxii) the possible sale of large amounts of stock by controlling shareholders, (xxiii) volatility in the stock markets, (xxiv) a general downturn in the national economy as a whole, and (xxv) continued market acceptance of Natrol supplements, Laci Le Beau teas, Prolab's sports nutrition products, and Essentially Pure Ingredients' raw material products.


RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE RESPONSE TO
PART I, ITEM 1 OF THIS REPORT.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

NET SALES. Sales are recognized at the time product is shipped. Net sales are net of discounts, allowances, and estimated returns and credits. Net sales increased 5.2%, or $1.1 million, to $22.3 million for the three months ended September 30, 2000 from $21.2 million for the three months ended September 30, 1999. Net sales during the quarter were adversely affected by a high level of returns, similar to those experienced during the second quarter of the year. Returns were due to slow retail sales of some of the Company's products as well as weak industry trends in general which have resulted in major chain drug store and mass market retailers adjusting inventory levels for the vitamins, minerals and supplements as a category of trade. We believe that it is likely that these adverse trends in the industry will likely continue to adversely affect our results and profitability through the end of 2000 and perhaps into 2001. Net sales were also affected by a $1.8 million reduction in private label business as compared to the third quarter of 1999. The Company's private label business increased sharply during the last three quarters of 1999 due to business from one direct marketing firm which the Company considers a non-recurring event. Private label sales, without giving effect to the non-recurring business from the direct marketing firm, were in line with the Company's past historical performance. This direct marketing firm accounted for $1.1 million, $1.9 million and $1.2 million of the Company's private label business in the second, third and fourth quarters of 1999 respectively. Partially offsetting these negative effects to net sales were $6.0 million of net sales generated by the Company's Prolab sports nutrition subsidiary which was acquired in October 1999. The Natrol brand continued to suffer during the quarter from a decline in the Company's herbal category caused primarily by a decline in the sales of two products, Gingko Biloba and St. John's Wort. These products received substantial national media attention during 1998. During 1999, sales of these products began to decline industry wide. Sales of these products have declined in each of the last five quarters. Offsetting the decline in the herbal category and private label sales were increases in sales from the Company's other products including the Company's joint care products, in particular MSM and Cetylpure products.

GROSS PROFIT. Gross profit decreased 7.5%, or $825,000, to $10.2 million for the three months ended September 30, 2000 from $11.0 million for the three months ended September 30, 1999. Gross margin decreased to 45.7% for the three months ended September 30, 2000 from 52.0% for the three months ended September 30, 1999. Gross margin declined due to excessive returns, inventory adjustments, and the makeup of the Company's business. In particular, gross margin from Prolab products are in the 35% to 40% range, which is less than the historical gross margin of the Company's other business. In addition, returns during the quarter reduced net sales without reducing the cost of goods sold thereby further decreasing gross margin.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased 50.6%, or $2.6 million, to $7.7 million for the three months ended September 30, 2000 from $5.1 million for the three months ended September 30, 1999. The increase was primarily due to an increase in sales incentives and promotional programs with retailers designed to secure shelf space and to increase sales to consumers in response to adverse industry trends. Of the total $2.6 million increase, $1.3 million was attributable to the Prolab division.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization. General and administrative expenses increased 44.4%, or $899,000, to $2.9 million for the three months ended September 30, 2000 from $2.0 million for the three months ended September 30, 1999. This increase was primarily attributable to building the infrastructure to support and manage the Company's growth, including its Prolab, Inc. sports nutrition division acquired in October 1999, with corresponding increases in payroll and depreciation. Additional administrative expenses attributable to the acquisition of Prolab amounted to approximately $700,000 inclusive of goodwill of $335,000 in the quarter.

INTEREST INCOME. Interest income decreased $225,000 to $27,000 for the three months ended September 30, 2000 from $252,000 for the three months ended September 30, 1999. The decrease was the result of lower average cash balances as a result of the use of approximately $29.0 million of cash to complete the purchase of Prolab in October 1999.

INTEREST EXPENSE. Interest expense increased from $47,000 for the three months ended September 30, 1999 to $463,000 for the three months ended September 30, 2000. The increase was due to mortgage debt incurred during the last three quarters of 1999 to purchase the Company's 80,000 sq. ft. headquarters facility as well as a 132,000 sq. ft. shipping facility and to interest payments made on the Company's short-term borrowings from its line of credit.

INCOME TAX PROVISION. The Company's effective tax rate was 38.0% during the three months ended September 30, 2000 and the three months ended September 30, 1999. Due to the Company's net loss for the three months ended September 30, 2000, the Company recorded an income tax benefit for the quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

NET SALES. Net sales increased 21.4%, or $12.2 million, to $69.1 million for the nine months ended September 30, 2000 from $56.9 million for the nine months ended September 30, 1999. Net sales during the period were affected by returns of product during the year 2000 which were substantially in excess of historical returns. Net sales were also affected by a $3.2 million reduction in private label business as compared to the first nine months of 1999. The Company's private label business increased sharply during 1999 due to business from one direct marketing firm which the Company considers a non-recurring event. Private label sales, without the non-recurring business from the direct marketing firm, were in line with the Company's past historical performance. Offsetting those decreases were $18.0 million of the Company's net sales attributable to sales from the Company's Prolab, Inc. sports nutrition division which was acquired in October 1999. The Natrol brand continued to suffer during the first nine months from a decline in the Company's herbal category caused primarily by a decline in the sales of Gingko Biloba and St. John's Wort. Sales of these products have declined in each of the last five quarters. Offsetting the decline in the herbal category and private label sales were increases in sales from the Company's other products with the largest growth segment being the Company's joint care products, in particular MSM and Cetylpure products.

GROSS PROFIT. Gross profit increased 1.6%, or $481,000, to $30.2 million for the nine months ended September 30, 2000 from $29.8 million for the nine months ended September 30, 1999. Gross margin decreased to 43.8% for the nine months ended September 30, 2000 from 52.3% for the nine months ended September 30, 1999. Gross margin declined due to excessive returns, inventory adjustments, and the makeup of the Company's business. IN particular, gross margin from Prolab products are in the 35% to 40% range which is less than the historical gross margin of the Company's other business. Approximately $18.0 million of the Company's net sales was generated from the Company's lower margin Prolab sports nutrition business. In addition, returns during the period reduced net sales without reducing the cost of goods sold thereby further decreasing gross margin.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 73.1%, or $10.2 million, to $24.0 million for the nine months ended September 30, 2000 from $13.9 million for the nine months ended September 30, 1999. The increase was primarily due to an increase in sales incentives and promotional programs with retailers designed to secure shelf space, increase sales to consumers and to offset adverse industry trends. Of the total $10.2 million increase, $3.7 million was attributable to the Prolab division.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 41.2%, or $2.5 million, to $8.6 million for the nine months ended September 30, 2000 from $6.1 million for the nine months ended September 30, 1999. This increase was primarily attributable to building the infrastructure to support and manage the Company's growth, including its Prolab, Inc. sports nutrition division acquired in October 1999, with corresponding increases in payroll and depreciation. Additional administrative expenses attributable to the acquisition of Prolab amounted to approximately $2.2 million inclusive of goodwill of $1.0 million in the period.

INTEREST INCOME. Interest income decreased $653,000 to $70,000 for the nine months ended September 30, 2000 from $723,000 for the nine months ended September 30, 1999. The decrease is the result of lower average cash balances as a result of the use of approximately $29.0 million of cash to complete the purchase of Prolab in October 1999.

INTEREST EXPENSE. Interest expense increased to $1.1 million for the nine months ended September 30, 2000 from $82,000 for the nine months ended September 30, 1999. The increase was due to mortgage debt incurred during the last three quarters of 1999 to finance the purchase of the Company's 80,000 sq. ft. headquarters facility as well as a 132,000 sq. ft. shipping facility and to interest payments made on the Company's short-term borrowings from its line of credit.

INCOME TAX PROVISION. The Company's effective tax rate was reduced to 34.8% in the nine months ended September 30, 2000 from 38.2% in the nine months ended September 30, 1999. Due to the Company's net loss for the nine months ended September 30, 2000, the Company recorded an income tax benefit for the period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had working capital of $17.5 million, as compared to $19.6 million in working capital at December 31, 1999. The decrease was primarily due to a decrease in accounts receivable and inventories and an increase in borrowings on the Company's credit facility offset by an increase in income taxes receivable and prepaid expenses and a decrease in payables and other accrued expenses.

Net cash used by operating activities was $1.8 million for the nine months ended September 30, 2000 as compared to $4.4 million of cash provided by operating activities during the nine months ended September 30, 1999. The decrease in cash provided by operating activities was primarily due to a net loss of $2.2 million for the period, an increase in income taxes receivable of $2.9 million, an increase of other prepaid expenses of $1.3 million and a decrease of accounts payable, accrued expenses and accrued payroll of $199,000. Offsetting these uses of cash were depreciation of $993,000, amortization of goodwill of $1.7 million, a decrease in accounts receivable of $1.4 million, a decrease in inventories of $705,000, and the exchange of shares of the Company's stock for services provided of $126,000.

Net cash used in investing activities was $514,000 for the nine months ended September 30, 2000 and $6.4 million during the nine months ended September 30, 1999. During the first nine months of 2000, the Company invested $525,000 in new plant, property and equipment which was offset by a reduction in other assets. During the first nine months of 1999, the Company invested $1.8 million in new plant, property and equipment. In addition, net changes in marketable securities amounted to a net investment of $4.6 million during the first nine months of 1999.

Cash provided by financing activities during the nine months ended September 30,

2000 was $5.3 million as opposed to the nine months ended September 30, 1999 when financing activities provided $3.5 million in cash. Net cash provided by financing activities during the nine months ended September 30, 2000 consisted of $7.5 million from the Company's line of credit, $264,000 the Company received from the exercise of employee stock options and $47,000 received from the Company's employee stock purchase plan. These proceeds were offset by the Company's repurchase of $2.3 million of stock which it has classified as treasury shares and $173,000 of repayments of its long-term debt. Net cash provided by financing activities during the nine months ended September 30, 1999 consisted of $3.5 million received as a result of the mortgaging of the Company's headquarters facility located in Chatsworth, California as well as $116,000 from the sale of stock to employees pursuant to the Company's Stock Purchase Plan and the exercise of stock options by certain employees. The Company recorded $50,000 of capitalized loan fees in conjunction with the financing of its headquarters building.

The Company's cash balance at September 30, 2000 was approximately $3.5 million. The Company believes that this amount, together with cash generated from operations and the cash availability from its line of credit, will be sufficient to fund its anticipated working capital needs and capital expenditures (other than financing necessary to complete future acquisitions, if any) for at least the next 12 months. Future acquisitions, if any, would likely require funding with future borrowings. Future borrowings may include covenants restricting the Company's ability to issue dividends or to make additional acquisitions. There can be no assurance that attractive acquisition opportunities will be available to the Company or will be available at prices and upon such other terms that are attractive to the Company. The Company regularly evaluates the potential acquisition of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, the Company will publicly announce such acquisitions only after a definitive agreement has been signed. The Company currently has no commitments or agreements with respect to any acquisition. In addition, in order to meet its long-term liquidity needs or consummate future acquisitions, the Company may be required to incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

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

                                     PART II

                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 27.1 Financial Data Schedule

(b) No current reports on Form 8-K were filed by the Company during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NATROL, INC.

Date: 11/13/00               By:  /s/ ELLIOTT BALBERT
                             ---------------------------------------------------
                             Chairman, President and Chief Executive Officer



Date: 11/13/00               By:  /s/ DENNIS R. JOLICOEUR
                             ---------------------------------------------------
                             Chief Financial Officer and Executive
                             Vice President