Form 10-K
period 2000-12-31
NATROL INC
filed 2001-03-30
CIK 1025573

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                      FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 AND 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

   /X/     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NO: 000-24567
                           --------------------------

                                  NATROL, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     95-3560780
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

Securities registered pursuant to section 12(g) of the Act: COMMON STOCK, PAR VALUE $.01 PER SHARE
                           --------------------------

    Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. / /

    The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates of the registrant on March 15, 2001 was approximately $18.2 million based upon the closing price per share of the registrant's Common Stock as reported on the Nasdaq National Market on such date. Calculations of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 10% or more of the outstanding Common Stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 15, 2001, the registrant had 13,032,920 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  NATROL, INC.
                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

PART I

Item 1.                 Business....................................................      2

Item 2.                 Properties..................................................     20

Item 3.                 Legal Matters...............................................     20

Item 4.                 Submission of Matters to a Vote of Security Holders.........     20

PART II

Item 5.                 Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................     20

Item 6.                 Selected Consolidated Financial Data........................     21

Item 7.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     23

Item 7A.                Quantitative and Qualatative Disclosures About Market
                          Risk......................................................     30

Item 8.                 Financial Statements and Supplementary Data.................     30

PART III  Items 10, 11, 12 and 13...................................................     30

PART IV

Item 14.                Exhibits, Financial Statements, Schedules, and Reports on
                          Form 8-K..................................................     30

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

    The Company's ability to predict results or the effect of certain events on the Company's operating results is inherently uncertain. Forward-looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein, including the factors discussed under the caption "Business Risk Factors & Factors Affecting Forward Looking Statements," and factors discussed in other past reports, including but not limited to the prior year annual reports on Form 10-K filed with the Securities and Exchange Commission. The factors discussed herein may not be exhaustive. Therefore, the factors contained herein should be read together with other reports and documents that are filed by the Company with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this document.

    Factors that could cause or contribute to the Company's actual results differing materially from those discussed herein or for the Company's stock price to be affected adversely include, but are not limited to: (i) industry trends, including a general downturn or slowing of the growth of the dietary supplement industry which has occurred during the past year and may continue,
(ii) increased competition from current competitors and new market entrants,
(iii) adverse publicity regarding the dietary supplement industry or the Company's products, (iv) the Company's dependence upon its ability to develop new products, (v) a continued high rate (or increase in the rate) of returns of the Company's products, (vi) the Company's ability to gain or expand distribution within new or existing accounts and new or existing channels of trade, (vii) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising, or rebates, (viii) adverse changes in government regulation, (ix) exposure to product liability claims,
(x) dependence on significant customers, (xi) the Company's ability to keep and attract key management employees, (xii) the Company's inability to manage growth and execute its business plan, (xiii) the Company's ability to consummate future acquisitions and its ability to integrate acquired businesses, including without limitation Prolab Nutrition, Inc. ("Prolab"), acquired in October, 1999, and to retain key personnel associated with any acquisition, (xiv) the absence of clinical trials for many of the Company's products, (xv) the Company's inability to obtain raw materials that are in short supply including its ability to obtain garlic powders under its supply agreement with ConAgra for its Essentially Pure Ingredient (EPI) raw material sales division, (xvi) sales and earnings volatility, (xvii) volatility of the stock market (xviii) the Company's ability to manufacture its products efficiently, (xix) the Company's ability to manage inventory or sell its inventory before such inventory becomes outdated,
(xx) the Company's reliance on independent brokers to sell its products,
(xxi) the inability of the Company to protect its intellectual property,
(xxii) control of the Company by principal shareholders, (xxiii) the possible sale of large amounts of stock by controlling shareholders, (xxiv) a general downturn in the national economy as a whole, and (xxv) continued market acceptance of Natrol supplements, Laci Le Beau teas, Prolab's sports nutrition products, and Essentially Pure Ingredients' raw material products.

                                     PART I

ITEM 1. BUSINESS

    The Company's executive offices are located at 21411 Prairie Street, Chatsworth, California 91311 and its telephone number is 818-739-6000. Unless the context otherwise requires the terms the "Company" and "Natrol" refer to Natrol, Inc. and, as applicable, its direct and indirect subsidiaries.

GENERAL

    Natrol manufactures and markets branded, high-quality dietary supplements, herbal teas, nutraceutical ingredients, and sports nutrition products. The Company's core Natrol brand focuses on supplements that are in high demand as well as specialty niche and proprietary formulations that have potentially strong margins. The Company positions Natrol as a premium brand of vitamins, minerals and other supplements rather than a value brand. The Company manufactures and sells approximately 140 products packaged into approximately 380 SKUs.

    Dietary supplements are sold primarily under the Company's Natrol brand. These supplements include vitamins, minerals, hormonal supplements, herbal products and specialty combination formulas that contribute to an individual's mental or physical well-being. The Company sells its products through multiple distribution channels throughout the United States. These channels include domestic health food stores and mass market drug, retail and grocery store chains. The Company also sells its products through independent catalogs, internet shopping sites, and, to a limited degree, within select foreign countries. The Company's strategy emphasizes building strong recognition of the Natrol brand across multiple distribution channels through a widespread multi-media marketing and advertising strategy.

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

    In October 1999, the Company acquired Prolab Nutrition, Inc. The Prolab sports nutrition line of products is targeted to body builders and health minded individuals seeking a high degree of physical fitness. Prolab's products include supplements designed to help these individuals gain and lose weight as well as improve muscle mass and muscle definition. Prolab products are sold through gyms, health food stores, and internationally, through selected distributors. Prolab products are sold primarily by a dedicated Prolab sales force. However, Prolab shares many Natrol resources and the Prolab and Natrol sales forces coordinate the dissemination of information on Prolab products and promotional activity.

    The Company also sells nutraceutical grade ingredients, primarily garlic, vegetable powders, kava kava, melatonin, soy isoflavones and cetyl myristoleate complex to other manufacturers. In the year 2000, the Company renamed its ingredient supply division from Pure-Gar to Essentially Pure Ingredients (EPI). The Company's strategy is to establish exclusive relationships with primary manufacturers of raw materials and to sell these ingredients to other users of nutraceutical grade materials. EPI maintains an independent national sales force.

    The Company's consumer products fall into the general definition of vitamin, minerals, and supplements. Each year the Company strives to broaden its product offering so as to increase revenue and gross profits while lessening the Company's dependence upon any one product.

    Only one line of products, the MSM-line of joint care products with 13.4% of net sales, accounted for more than 10% of the Company's net sales in 2000.

    The Laci Le Beau tea business accounted for approximately 7.5% of the Company's sales in 2000 and the Essentially Pure Ingredients business accounted for 6.5% of the Company's business. Prolab accounted for 24.3% of net sales revenue during the year 2000.

SALES

BRANDED PRODUCTS

    The Company distributes its Natrol supplements and Laci Le Beau teas primarily to domestic health food stores and mass market drug, retail and food stores. Although the Company sells the same Natrol or Laci Le Beau products to both the health food and mass market channels of distribution, it has built different sales organizations to meet the differing requirements of each channel of trade.

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

    The Company provides retailers in both the health food store and the mass market distribution channels with a wide array of comprehensive services tailored to meet their individual needs. In the health food store channel, the Company's dedicated sales force maintains direct and regular contact with key store personnel, informing them of new product developments and industry trends, aiding them in the design of store sets and creating merchandising programs that promote brand and category awareness. The Company's regional sales managers and independent brokers in the mass market distribution channel work with corporate buyers focusing on special promotional activities and brand and category awareness in order to gain more shelf space. The objective of these activities is to build strong relationships with the Company's marketing partners and to increase the number of stores carrying its products and the amount of space allocated to and the overall number of the Company's products and SKUs within each store.

    Prolab products are sold primarily through gyms, health food stores and internationally through designated distributors. Approximately 34% of Prolab's business is to European and Canadian accounts.

    Prolab's domestic sales are primarily to distributors who in turn service retail accounts. Prolab's distributor network focuses on health food stores and gyms that cater to body builders and other individuals seeking a high level of fitness.

    Prolab's sales force is independent of Natrol's sales' force. However, the two sales forces coordinate efforts where appropriate.

    The Company had no customer whose sales amounted to more than 10% of the Company's business during the last two years.

PRIVATE LABEL AND INGREDIENT SUPPLY SALES

    The Company manufactures a number of products pursuant to contracts with customers who distribute the products under their own private labels. Sales to private label customers accounted for 3.0% of the Company's revenues for 2000.

    In its bulk ingredient business, the Company primarily sells nutraceutical grade dehydrated vegetable products, mostly garlic, to other manufacturers, distributors and marketers of dietary supplements. Non-vegetable based products include Melatonin and Cetyl Myristoleate. The Company obtains its bulk vegetable ingredients from ConAgra Foods, Inc. (ConAgra) pursuant to a multi-year supply agreement that gives the Company the exclusive right to sell ConAgra's nutraceutical grade vegetable powders in the dietary supplement industry.

    Bulk ingredient sales are the responsibility of the Company's Essentially Pure Ingredients (formerly Pure Gar) division and accounted for 6.5% of the Company's revenues in 2000. Sales personnel from this division call on more than 120 customers nationwide.

    The Company's strategy is to establish exclusive relationships with primary manufacturers of raw materials and to sell these ingredients to other users of nutraceutical grade materials. The Company expects to broaden its product offerings as favorable distribution opportunities arise.

MARKETING

BRANDED PRODUCTS

    Management believes the Company's strategy of selling the Natrol, Laci Le Beau and Prolab brands through all channels of distribution including the health, mass market, convenience store, gym and internet channels distinguishes the Company from its competition. Most competitors sell products into each channel using different brand names within each channel. Often, in the case of the Company's competitors, the brand sold in the health channel is positioned as the quality brand while the mass market line is positioned as the value brand.

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

    The Company utilizes print, radio and television advertising as well as cooperative and other incentive programs to build consumer awareness and generate sales revenue. The Company spent approximately $6.0 million or 6.9% of net sales in 2000 in traditional media outlets and an additional $15.4 million or 17.6% of net sales on various forms of sales incentives with retailers such as slotting fees, coop advertising and rebates. The amount spent with retailers on various incentive programs in the year 2000 was substantially more than in recent years. The increase in expenditures was due in a large part to negative industry trends which led to lower than anticipated sales revenues and necessitated additional incentive spending to drive sales and limit a higher than anticipated rate of return caused in part by retailers seeking to lower warehouse inventory levels.

    Although the Company is attempting to better manage its level of sales incentive spending for such items as slotting fees, coop advertising and rebates, the Company cannot guarantee that it will be able to manage expenditures below the percentage levels experienced in the year 2000.

    The Company generally uses targeted, health-oriented magazines, such as BETTER NUTRITION, DELICIOUS and GREAT LIFE, to support the health food store distribution channel and uses mainstream publications such as PREVENTION, HEALTH, USA TODAY, TV GUIDE, MCCALLS, FAMILY CIRCLE and WOMEN'S DAY to support the mass market distribution channel. Prolab uses primarily print advertising in specialty fitness and weight-lifting publications.

    During 2000, the Company's television commercials were featured on the CNN/Turner Network, including CNN HEADLINE NEWS along with TNT and TBS programs; as well as several game show programs including WHEEL OF FORTUNE, JEOPARDY and HOLLYWOOD SQUARES. Television advertising was substantially reduced during the last half of 2000.

    Radio advertising in 2000 was limited to selected opportunities throughout the year.

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

    The Company's product development department consists of an internal staff of professionals with extensive nutraceutical and scientific backgrounds. This group of product development professionals reports to the Vice President of Marketing and works with marketing brand managers to evaluate product categories and SKUs for trends in sales and profitability, de-emphasizing or dropping products when profitability or SKU velocity lags. New products are introduced to replace slower moving products, capitalize on market trends and diversify the Company's product offerings.

    The Company has established a focused process to anticipate consumer demand, monitor product developments within the dietary supplement industry and facilitate the generation of new ideas for product introductions. The Company's product development staff constantly reviews periodicals, scientific research and relevant clinical studies within medical journals and searches on-line databases. The staff meets with vendors and evaluates new ingredients. The product development team also consults scientists and employs research consultants on a regular basis regarding new product concepts.

    Before a product is introduced, the product development team reviews the safety and efficacy of ingredients, standards for production, and with assistance from FDA and Patent counsel reviews labeling information, label claims and potential patent, trademark, legal or regulatory issues.

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

    The Company obtains its raw materials for the manufacture of its products from third-party suppliers. Many of the raw materials used in the Company's products are harvested internationally. With the exception of bulk garlic and Ester-C-Registered Trademark-, the Company does not have contracts with any suppliers committing such suppliers to provide the materials required for the production of its products. In the last few years, natural vitamin E, beta carotene, Melatonin, Kava, Sam-E, and St. John's Wort have had significant price fluctuations as a result of short supply and or increases in demand. The Company has experienced occasional shortages of raw materials for a limited number of its products, but to date has only encountered short-term production interruptions as a result of such shortages. Only one supplier, Basic Vegetable Products (BVP), accounted for as much as 10% of the Company's raw material purchases. BVP was purchased in November 2000 by ConAgra Foods, Inc. (ConAgra) and ConAgra has replaced BVP as a vendor. Basic Vegetable Products supplied the Company's EPI division nutraceutical grade vegetable powders, primarily garlic, under an exclusive supply agreement (see INGREDIENT SUPPLY below). Because the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events. For example, during 1999, the Company encountered problems in its garlic supply due to poor crop yields of garlic and from work stoppages caused by a strike at its major supplier. Both of these occurrences, from time to time, affected the Company's ability of the Company's Essentially Pure Ingredients division to deliver garlic powders in a timely manner. With respect to products that are sold by the Company under the supplier's trademark, such as Ester-C-Registered Trademark-, the Company is limited to that single supplier as a source of raw materials for that product. As a result, any shortage of raw materials from that supplier would adversely affect the Company's ability to manufacture that product. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company is a party to a multi-year Distributorship/Packager/Supply Agreement with Inter-Cal (the "Inter-Cal Agreement") under which Inter-Cal is required to supply the Company with its requirements of bulk
Ester-C-Registered Trademark-. Ester-C-Registered Trademark- products accounted for approximately 8.6% of the Company's sales in 2000. The Inter-Cal Agreement requires the Company to use its best efforts to promote and sell Ester-C-Registered Trademark- vitamin products worldwide with the exception of certain specified countries, including Australia, New Zealand and certain European countries. The Inter-Cal Agreement may be terminated by Inter-Cal immediately if the Company violates the terms of certain provisions relating to distribution and packaging and may be terminated by either party upon a default of the obligations of the other party if the default has not been cured within 60 days.

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

    The Company also owns a 132,000 sq. ft. warehouse facility located less than one-quarter mile from its manufacturing facility. Approximately 52,000 sq. ft. of this warehouse facility is subleased. The remaining 80,000 sq. ft. is now being used by the Company to ship finished goods to the Company's customers. Finished goods are transferred from the Company's packaging lines to the shipping facility for storage prior to shipment to customers.

TEAS

    The Company primarily relies upon third parties for the milling and processing of its herbal teas. The Company directly provides a majority of the herbs and other raw materials used in the production of its teas to these third parties. Tea bags produced by these parties are packaged into boxes at the Company's manufacturing facility in Chatsworth, California.

PROLAB

    The Company produces, at its headquarters/manufacturing facility, Prolab supplements that are sold in tablet or capsule form. However, the Company relies on third party vendors to process and package a majority of Prolab's products which consists of powders, nutrition bars and drinks. Prolab owns a 30,000 square foot headquarters facility in Connecticut, in which it packages a limited amount of powdered product that is manufactured by third party vendors.

INGREDIENT SUPPLY

    The Company's Essentially Pure Ingredients division provides raw material ingredients to the Company and approximately 120 other customers. The Company acquires nutraceutical grade garlic and other vegetable powders pursuant to a multi-year Supply Agreement with ConAgra Foods, Inc. (the "ConAgra Agreement"), which requires ConAgra to sell and the Company to purchase specified amounts of certain vegetable, fruit, herbal and botanical product. The ConAgra Agreement gives the Company the exclusive right to sell certain ConAgra products in the dietary supplement industry. The ConAgra Agreement may be terminated by either party upon a material breach of the obligations of the other party, or certain other specified conditions, if the breach is not cured within 60 days, or within 15 days in the case of non-payment by the Company. The ConAgra Agreement was originally signed with Basic Vegetable Products in 1998 when the Company purchased BVP's Pure Gar Division. In November 2000, Basic Vegetable Products was acquired by ConAgra Foods, Inc. As the successor to Basic Vegetable Products, ConAgra was obligated to assume the terms and conditions of the original Supply Agreement. Natrol and ConAgra negotiated certain modifications to the original agreement including an extension of the Agreement. These modifications were considered beneficial by both parties.

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

COMPETITION

    The dietary supplement industry is highly competitive. Numerous companies, many of which have greater size and financial, personnel, distribution and other resources than the Company, compete with the Company in the development, manufacture and marketing of dietary supplements. The Company's principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. In the mass market distribution channel, the Company's principal competition comes from broadline manufacturers, major private label manufacturers and other companies. In addition, several large pharmaceutical companies, including Bayer and American Home Products, compete with the nutritional supplement companies, especially in the herbal and vitamin market. Increased competition from such companies could have a material adverse effect on the Company because such companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than those of the Company. The Company also faces competition in both the health food store and mass market distribution channels from private label dietary supplements and multivitamins offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains.

    The Company competes on the basis of product quality, pricing, customer service, product development and marketing support. The Company believes that it competes favorably in all of these areas.

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

    On November 18, 1998, the FTC issued "Dietary Supplements: An Advertising Guide for Industry." This guide provides marketers of dietary supplements with guidelines on applying FTC law to dietary supplement advertising. It includes examples of the principles that should be used when interpreting and substantiating dietary supplement advertising. Although the guide provides additional explanation, it does not substantively change the FTC's existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify the adequacy of the support behind such claims. The Company's internal staff, in conjunction with outside counsel, reviews its advertising claims.

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

EMPLOYEES

    As of March 1, 2001, the Company had approximately 283 employees. Of such employees, approximately 70 were engaged in marketing and sales, 150 were devoted to production and distribution and 63 were responsible for management and administration. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

RISK FACTORS AND FACTORS AFFECTING FORWARD LOOKING STATEMENTS

    The Company's ability to predict results or the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in other past filings with the Securities and Exchange Commission.

    Factors that could cause or contribute to the Company's actual results differing materially from those discussed herein and in any forward looking statement or for the price of the Company's Common Stock to be affected adversely include but are not limited to:

    INDUSTRY TRENDS. The total United States retail market for nutritional supplements, the vitamin, mineral and supplement market ("VMS") is highly fragmented. Industry sources report that the VMS sector grew substantially during most of the 1990s, in many years at a double digit pace. However, there is evidence, that during the year 2000, the industry rate of growth became negative.

    Information Resources, Inc. ("IRI") tracks sales data within the food, drug, and mass market channels of distribution. In the twelve weeks ended February 4, 2001, vitamin and supplement sales in these channels of distribution fell 9.3% when compared to the same period a year earlier. Sales for the prior 52 weeks fell 4.0% when compared to the same 52 week period a year earlier. Herbal sales were particularly weak. During the 12 week period, sales of herbal products fell 20.8% and in the 52 week period such sales fell 13.2%. Natrol fared better than the industry as a whole in these channels of distribution with overall sales increasing 12.6% during the 12 week period and 2.7% during the 52 week period. These figures include only Natrol branded products and exclude both Laci Le Beau and Prolab products. There can be no assurance that Natrol can continue to increase its sales in these channels as industry trends change or other competitors seek to regain market share.

    In addition to the trends in our specific industry, the United States economy has experienced a significant downturn in recent months which may contribute significantly to downward trends in our industry.

    There also can be no assurance that the industry growth rates of prior years can be regained. In addition, there can be no assurance that the industry growth rate will not continue to decline in future operating periods or that the growth rate of the U.S. economy may not be negative. Such a failure to achieve and sustain growth in the industry or in the U.S. economy as a whole may have a material adverse effect on the Company's ability to return its results to its historic rates of growth and its results of operations.

    COMPETITION. The dietary supplement industry is highly competitive. Numerous companies, many of which have greater size and financial, personnel, distribution and other resources than the Company, compete with the Company in the development, manufacture and marketing of dietary supplements. The Company's principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. In the mass market distribution channel, the Company's principal competition comes from broadline manufacturers, major private label manufacturers and other companies. In addition, large pharmaceutical companies have begun to compete with the Company and others in the dietary supplement industry. Packaged food and beverage companies compete with the Company on a limited basis in the dietary supplement market. Increased competition from such companies could have a material adverse effect on the Company because such companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than those of the Company. The Company also faces competition in both the health food store and mass market distribution channels from private label dietary supplements and multivitamins offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains.

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

    DEPENDENCE ON NEW PRODUCTS. The Company believes growth of its net sales is substantially dependent upon its ability to introduce new products. The Company seeks to introduce additional products each year. The success of new products is dependent upon a number of factors, including the Company's ability to develop products that will appeal to consumers and respond to market trends in a timely manner. There can be no assurance that the Company's efforts to develop new products will be successful or that consumers will accept the Company's new products. In addition, products currently experiencing strong popularity and rapid growth may not maintain their sales volumes over time. For example, sales of Gingko Biloba and St John's Wort fell approximately 50% and 68% respectively in the year 2000 when compared to 1999.

    PRODUCT RETURNS. Product returns are a recurring part of the Company's business. Products may be returned for various reasons including expiration dates or lack of sufficient sales velocity. The Company accrues a reserve for returns based on historical data. During 2000, returns were far higher than in past years and, as such, additional expense was incurred in the year 2000 for returns. Although the Company has increased its reserves, there is no guarantee that future returns will not exceed the high levels experienced in the year 2000 or will be in line with past return percentages. Moreover, it is possible that current reserves may be inadequate and that the Company could, at some future time, have to accept returns substantially larger in scope than those received in the past and that these returns could have a material adverse effect on the Company's business, financial condition and results of operations. The risk of returns is amplified by the current industry trend (see INDUSTRY TRENDS) which shows negative growth. If this trend continues, retailers may decide to reduce inventory levels from their suppliers, including Natrol, by returning goods from their warehouse distribution centers.

    DISTRIBUTION GAINS. One of the Company's prime goals is to gain additional distribution in all channels of trade that sell vitamins and supplements to consumers. Additional distribution gains will be necessary for the Company's business to grow. During recent years, the Company has gained additional distribution in the mass market channel of distribution, in particular, chain drug stores. The Company continues to seek distribution gains with chain drug stores as well as with food, mass market retail, internet and convenience store accounts. In order to maintain the Company's growth rate, additional distribution gains are important. There is no certainty that the Company will obtain additional distribution or will be able to maintain the distribution it has in these retail and other retail outlets. The Company's failure to make addition distribution gains or to maintain current distribution could have an adverse material effect on the Company's business, financial condition and results of operations.

    COST OF RETAIL RELATIONSHIPS. Many large retailers demand various forms of incentive payments in order to conduct business with them. These payments include slotting fees, coop advertising payments, rebate incentives, price off promotions and other forms of monetary and non-monetary support. The Company must continually evaluate specific demands to ascertain the profitability of potential business from the retailer making the demand. Because of such demands, the Company may, depending upon the demands being made, ascertain that it cannot profitably do business with certain retailers. This may cause the Company to stop doing business with existing customers or not allow the Company to enter into a business relationship with a potential new customer, each of which in turn could dampen future revenue growth.

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

    The Company's products are generally regulated as dietary supplements under the FDCA, and are, therefore, not subject to pre-market approval by the FDA. However, these products are subject to extensive regulation by the FDA relating to adulteration and misbranding. For instance, the Company is responsible for ensuring that all dietary ingredients in a supplement are safe, and must notify the FDA in advance of putting a product containing a new dietary ingredient (i.e., an ingredient not marketed for use as a supplement before October 15, 1994) on the market and furnish adequate information to provide reasonable assurance of the ingredient's safety. Furthermore, if the Company makes statements about the supplement's effects on the structure or function of the body, the Company must, among other things, have substantiation that the statements are truthful and not misleading. In addition, the Company's product labels must bear proper ingredient and nutritional labeling and the Company's supplements must be manufactured in accordance with current Good Manufacturing Practice regulations ("GMPs") for foods. The FDA has issued an advanced notice of proposed rulemaking to consider whether to develop specific GMP regulations for dietary supplements and dietary supplement ingredients. Such regulations, if promulgated, may be significantly more rigorous than current requirements and contain quality assurance requirements similar to GMPs for drug products. A product can be removed from the market if it is shown to pose a significant or unreasonable risk of illness or injury. Moreover, if the FDA determines that the "intended use" of any of the Company's products is for the diagnosis, cure, mitigation, treatment or prevention of disease, the product would meet the definition of a drug and would require pre-market approval of safety and effectiveness prior to its manufacture and distribution. Failure of the Company to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.

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

    DEPENDENCE ON SIGNIFICANT CUSTOMERS. No customer during 2000 accounted for more than 10% of the Company's business. However, the Company's top 10 customers account for approximately 45% of the Company's business. The loss of any one of or a significant number of these customers would have a material adverse effect on the Company's growth. The Company does not have long-term contracts with any of its customers. There is no assurance that the Company's major customers will continue as major customers of the Company. The loss of a significant number of other major customers, or a significant reduction in purchase volume by or financial difficulty of such customers, for any reason, could have a material adverse effect on the Company's business, financial condition and results of operations.

    DEPENDENCE ON KEY PERSONNEL. The Company believes that its continued success depends to a significant extent on the management and other skills of Elliott Balbert, the Company's Chairman, Chief Executive Officer and President, and its senior management team, as well as its ability to attract and retain other skilled personnel. The Company's employees are not covered by a non-competition agreement, and the ability of the Company to enforce such an agreement in California, the state in which the Company's operations are principally located, is limited and uncertain. The loss or unavailability of the services of Mr. Balbert or the other members of the Company's senior management team or the inability to attract other skilled personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

    ABILITY TO MANAGE GROWTH. In reaction to current industry trends and the Company's financial performance, the Company has trimmed its workforce through attrition and layoffs. Should such trends continue to be negative, the Company may have to further reduce its work force as well as various forms of overhead. The Company may not be able to trim these expenses as rapidly as is necessary to return to profitability in the immediate future. Moreover, if corporate or industry trends reverse themselves and the Company's revenues begin to grow in line with past trends, the Company's management, operations, sales and administrative personnel and other resources may be strained in the short term. Given the recent negative industry trends, attracting, training, motivating, managing and retaining qualified employees may be difficult. The Company's ability to manage further growth depends in part upon the Company's ability to expand its operating, management, information and financial systems, and production capacity, which may significantly increase its future operating expenses. No assurance can be given that the Company's business will grow in the future or that the Company will be able to effectively manage such growth. Nor can assurance be given that if the Company's core business erodes in line with recent industry trends, the Company can stabilize its revenue and manage the Company back to profitability in the short term. The Company's inability to manage its growth or negative growth successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

    RISKS ASSOCIATED WITH ACQUISITIONS. The Company completed one acquisition in 1999, two acquisitions in 1998, and, although no acquisitions were completed in 2000, expects to pursue additional acquisitions in the future as a part of its business strategy. The Company faces significant competition for acquisition opportunities from numerous companies, many of which have greater financial resources than the Company. Accordingly, there can be no assurance that attractive acquisition opportunities will be available to the Company. The Company's re-negotiated line of credit (see LIQUIDITY AND CAPITAL RESOURCES) does not allow for acquisitions without the prior consent of its lender and there can be no assurance that the Company will be able to obtain financing for or otherwise consummate any future acquisitions. Moreover, acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with those of the Company, the diversion of the management's attention from other aspects of the Company's business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience and the potential loss of key employees of the acquired business. The Company has faced all of these challenges with its acquisition of Prolab in October 1999. While the Company remains confident in Prolab's long-term prospects, Prolab has not performed according to the level of the Company's original expectations. There can be no guarantee that Prolab will grow at rates that are satisfactory to management or shareholders.

    The acquisition of another business can also subject the Company to liabilities and claims arising out of such business. Future acquisitions would likely require additional financing, which would likely result in an increase in the Company's indebtedness or the issuance of additional capital stock, which may be dilutive to the Company's stockholders.

    The Company's acquisitions resulted in a significant increase in the Company's goodwill and any future acquisitions may result in additional goodwill and related amortization expense. At December 31, 2000, goodwill on the Company's balance sheet was $37.3 million, 42.4% of the Company's total assets at that date. In the event of any sale or liquidation of the Company or a portion of its assets, there can be no assurance that the value of the Company's intangible assets will be realized. In addition, the Company continually evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company's intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company's intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write-off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's business, financial condition and operating results.

    The Company regularly evaluates potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, the Company will publicly announce such acquisitions only after a definitive agreement has been signed.

    ABSENCE OF CONCLUSIVE CLINICAL STUDIES. Although many of the ingredients in the Company's products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of the Company's products contain ingredients for which no such history exists. In addition, although the Company believes all of its products are safe when taken as directed by the Company, there is little long-term experience with human consumption of a number of these product ingredients in concentrated form. Accordingly, there can be no assurance that the Company's products, even when used as directed, will have the effects intended or will not have harmful side effects. Any such unintended effects may result in adverse publicity or product liability claims which could have a material adverse effect on the Company's business, financial condition and results of operations.

    RISKS ASSOCIATED WITH SUPPLY OF RAW MATERIALS. The Company obtains all of its raw materials for the manufacture of its products from third-party suppliers. Many of the raw materials used in the Company's products are harvested internationally. With the exception of bulk garlic and Ester-C-Registered Trademark-, the Company does not have contracts with any suppliers committing such suppliers to provide the materials required for the production of its products. In the last few years, natural vitamin E, beta carotene and Melatonin have had significant price fluctuations as a result of short supply and/ or increases in demand. The Company has experienced occasional shortages of raw materials for a limited number of its products. There can be no assurance that suppliers, including suppliers of bulk garlic and Ester-C-Registered Trademark-, will provide the raw materials needed by the Company in the quantities requested or at a price the Company is willing pay. Because the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events. During 1999, Basic Vegetable Products, the Company's supplier of bulk garlic at that time, experienced work stoppages due to a strike as well as supply problems due to a poor harvest of garlic bulbs. With respect to products that are sold by the Company under the supplier's trademark, such as Ester-C-Registered Trademark-, the Company is limited to that single supplier as a source of raw material for that product. As a result, any shortage of raw materials from that supplier would adversely affect the Company's ability to manufacture that product. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, could have a material adverse effect on the Company's business, financial condition and results of operations.

    SALES AND EARNINGS VOLATILITY. The Company's sales and earnings continue to be subject to volatility based upon, among other things: (i) trends and general conditions in the dietary supplement industry and the ability of the Company to recognize such trends and effectively introduce and market new products in response to such trends; (ii) the introduction of new products by the Company or its competitors; (iii) the loss of one or more significant customers;
(iv) increased media attention on the use and efficacy of dietary supplements;
(v) consumers' perceptions of the products and operations of the Company or its competitors;(vi) the availability of raw materials from suppliers (vii) the Company's ability to accurately predict inventory needs so that it does not overstock items which eventually must be written off due to low demand, or, that it fails to stock enough of an item so that sales are not lost due to lack of supply. Sales and earnings volatility as a result of the foregoing factors may affect the Company's operating results from period to period which may adversely affect the market price of the Common Stock.

    POSSIBLE VOLATILITY OF STOCK PRICE. There can be no assurance that an active market in the Company's stock will be sustained. The trading price of the Common Stock has been subject to wide fluctuations.

    The price of the Common Stock may fluctuate in the future in response to quarter-to-quarter variations in the Company's operating results, material announcements by the Company or its competitors, governmental regulatory action, conditions in the dietary supplement industry, or other events or factors, many of which are beyond the Company's control. In addition, the stock market has historically experienced significant price and volume fluctuations which have particularly affected the market prices of many dietary supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of such companies. In particular, the stock market has experienced a significant downward trend in recent months primarily due to a general downturn in the overall economy. In addition, the Company's operating results in future quarters may be below the expectations of securities analysts and investors. In such event, the price of the Common Stock would likely decline, perhaps substantially.

    RISKS ASSOCIATED WITH MANUFACTURING. The Company's results of operations are dependent upon the continued operation of its manufacturing facility in Chatsworth, California, at its current levels. The operation of dietary supplement manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural and other disasters, and the need to comply with the requirements of directives of government agencies, including the FDA. In particular, the Company's manufacturing facility is located in southern California, a geographic area that has historically been prone to earthquakes, which in some cases have been catastrophic. Prior to the Company's build-out of the building in which its manufacturing facility is located, the building was severely damaged in a major earthquake on January 17, 1994, the epicenter of which was within five miles of the building. Although the building was rebuilt with an enhanced ability to withstand earthquakes and conforms to current local and state code requirements, the Company's manufacturing facility could be damaged or destroyed in the event of an earthquake. Any such damage or destruction would have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not carry earthquake insurance on its facilities. In addition, the Company's softgel and liquid products, the Laci Le Beau tea products as well as all of Prolab's non-tablet and capsule products are manufactured by third party contractors. The Company's profit margins on these products and its ability to deliver these products on a timely basis are dependent on the ability of the outside manufacturers to continue to supply products that meet the Company's quality standards in a timely and cost-efficient manner. The occurrence of any of the foregoing or other material operational problems could have a material adverse effect on the Company's business, financial condition and results of operations during the period of such operational difficulties.

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

    Currently, the Company has few patents on its products and no material business is derived from those items that are patented. To the extent the Company does not have patents on its products, another company may replicate one or more of the Company's products.

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

    In December 1999, the Company purchased a 132,000 square foot warehouse facility for $7.2 million. This facility is located within one-quarter mile of the Company's headquarters facility.

    The Company also leases 6,800 square feet of space in Chatsworth, California that is subleased for the remainder of the term of the lease on this space which ends in June 2001.

ITEM 3.  LEGAL MATTERS

    From time to time the Company is subject to litigation incidental to its business, including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage.

    The Company is not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the calendar year 2000, no matters were submitted to a vote of the security holders of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    The Common Stock of the Company has traded on the Nasdaq National Market under the symbol "NTOL" since the Company's initial public offering ("IPO") in July 1998, in which 3,200,000 shares of Common Stock were issued and sold by the Company. The Company sold an additional 295,500 shares in connection with the underwriter's exercise of their over-allotment option in the IPO. Prior to the IPO, there was no market for the Common Stock. On March 15, 2001, the last reported sales price of the Company's Common Stock as reported on the Nasdaq National Market was $1.40. As of March 15, 2001 there were 27 holders of record of the Company's Common Stock.

    The high and low sales prices for the Common Stock as reported by the Nasdaq National Market for the years ended December 31, 2000 and 1999 are set below:

                                                             FISCAL YEAR ENDED
                                                             DECEMBER 31, 2000
                                                            -------------------
                                                              HIGH       LOW
                                                            --------   --------
Quarter ended March 31, 2000..............................   $8.94      $5.03
Quarter ended June 30, 2000...............................    5.63       3.25
Quarter ended September 30, 2000..........................    3.38       1.94
Quarter ended December 31, 2000...........................    2.50       1.06

                                                             FISCAL YEAR ENDED
                                                             DECEMBER 31, 1999
                                                            -------------------
                                                              HIGH       LOW
                                                            --------   --------
Quarter ended March 31, 1999..............................   $10.63     $5.88
Quarter ended June 30, 1999...............................     9.03      5.75
Quarter ended September 30, 1999..........................     9.06      6.75
Quarter ended December 31, 1999...........................     9.13      7.00

DIVIDEND POLICY

    The Company currently intends to retain earnings to finance its operations and future growth and does not anticipate paying dividends on its Common Stock in the foreseeable future. Under Delaware law, the Company is permitted to pay dividends only out of its surplus, or, if there is no surplus, out of its net profits. The Company's renegotiated line of credit does not permit the Company to pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

    There were no sales of unregistered securities during the year 2000.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected financial data is derived from the consolidated financial statements of Natrol, Inc. and subsidiaries, which have been audited by Ernst & Young LLP, independent auditors. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of

Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto included herein.

                                                               YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1996       1997       1998       1999       2000
                                                 --------   --------   --------   --------   --------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net sales......................................  $40,802    $42,875    $68,207    $81,590    $87,089
Cost of goods sold.............................   18,497     19,800     32,012     39,850     49,934
                                                 -------    -------    -------    -------    -------
  Gross profit.................................   22,305     23,075     36,195     41,740     37,155
                                                 -------    -------    -------    -------    -------
Selling and marketing expenses.................    8,736     11,398     17,757     18,916     32,293
General and administrative expenses............    5,431      4,450      6,513      8,542     11,216
                                                 -------    -------    -------    -------    -------
  Total operating expenses.....................   14,167     15,848     24,270     27,458     43,509
                                                 -------    -------    -------    -------    -------
Operating income(loss).........................    8,138      7,227     11,925     14,282     (6,354)
                                                 -------    -------    -------    -------    -------
Interest income (expense), net.................       54       (220)       197        538     (1,231)
                                                 -------    -------    -------    -------    -------
Income (loss) before income tax provision......    8,192      7,007     12,122     14,820     (7,585)
Income tax provision (benefit).................    2,299(1)   2,816      4,606      5,632     (2,369)
                                                 -------    -------    -------    -------    -------
Net income (loss)..............................  $ 5,893    $ 4,191    $ 7,516    $ 9,188    $(5,216)
                                                 -------    -------    -------    -------    -------
Basic earnings (loss) per share................  $  0.94    $  0.59    $  0.76    $  0.69    $ (0.39)
Diluted earnings (loss) per share..............  $  0.83    $  0.41    $  0.63    $  0.67    $ (0.39)
Weighted average shares outstanding--basic.....    6,275      7,100      9,854     13,325     13,237
Weighted average shares outstanding--diluted...    7,065     10,273     11,891     13,638     13,237

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1996       1997       1998       1999       2000
                                                 --------   --------   --------   --------   --------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents......................  $   285    $ 1,800    $   559    $   485    $ 4,004
Marketable securities..........................       --         --     19,010         --         --
Working capital................................    4,496      8,424     35,673     19,626     15,399
Total assets...................................   11,345     19,716     68,708     92,596     87,921
Long-term debt, less current maturities........      405      2,606         --      8,700      8,369
Convertible participating preferred stock......   12,000     12,000         --         --         --
Total stockholders' equity (deficit)...........   (5,755)    (1,564)    59,641     69,986     62,892
Cash dividend declared per common share........  $  0.55    $  0.00    $  0.00    $  0.00    $  0.00

------------------------

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

    The Company also manufactures certain products pursuant to contracts with customers who distribute the products under their own private labels. The Company's strategy with respect to private label sales is to take advantage of its excess manufacturing capacity by offering to manufacture products for other vendors. The Company does not foresee adding capacity in order to meet private label demand.

    The growth of the Company's revenue has been a result of success in gaining additional distribution in new retail outlets and new channels of distribution; new product introductions, as well as the addition of new product lines and businesses through acquisition.

    Natrol products are now visible to some degree in most mass market chain drug retail outlets such as WALGREENS, RITE AID, WALMART, ECKERD, CVS, and TARGET, most health food stores including GNC, WHOLE FOODS MARKETS, and WILD OATS and, to a more limited degree, grocery stores such as ALBERTSON's and RALPHS.

    Natrol's growth has been supported by the introduction of new products. Melatonin, DHEA St. John's Wort, and MSM were introduced in 1995, 1996, 1997 and 1998 respectively and have heavily affected sales in each of those years as well as the year following. Typically, hot new products attract a wide audience that drives high volumes of initial sales. These high volumes generally taper off as fad users stop using the product. While sales of hot products can fade, sales of such products typically reach a base level that is sustained by a core group of users. The length of these cycles can vary from less than a year to several years. Melatonin, DHEA, St. John's Wort and Gingko Biloba have all cycled in this fashion. Sales of Gingko Biloba and St John's Wort fell approximately 50% and 68% respectively in the year 2000 when compared to 1999. In each case the base level of sales fell to below 50% of the product's peak.

    The Company has also grown through acquisitions, completing two in 1998 and one in 1999. Each acquisition introduced the Company to a new line of business. The Essentially Pure Ingredient (EPI) supply business, acquired in early 1998, accounted for 6.5% of the Company's sales in 2000. The Laci

Le Beau tea business, also acquired in 1998, accounted for approximately 7.5% of the Company's sales in 2000. Prolab, which was acquired at the beginning of the fourth quarter of 1999, accounted for 24.3% of the Company's revenue during the year 2000.

    As part of its business strategy, the Company expects to continue to consider acquisitions that management believes are synergistic to the Company's core business and which will be accretive to shareholders.

    Industry trends during the year 2000 were negative and, although the Company did increase its business with certain customers, the Company did not gain a volume of new distribution with any particular customer that it could categorize as material to its operations. The Company also failed to introduce any new product that contributed materially to the growth of its revenues. No acquisitions were made in the year 2000.

    Product returns are a recurring part of the Company's business. Products may be returned for various reasons including expiration dates or lack of sufficient sales velocity. The Company accrues a reserve for returns based on historical data. During 2000, returns were far higher than in past years and, for this reason, additional expense was incurred in the year 2000 for returns. Although the Company has increased its reserves, there is no guarantee that future returns will not exceed the high levels experienced in the year 2000 or will be in line with past return percentages. Moreover, it is possible that current reserves may be inadequate and, as such, the Company could, at some future time, have to accept returns substantially larger in scope than those received in the past and that these returns could have a material adverse effect on the Company's business, financial condition and results of operations. The risk of returns is amplified by the current industry trend (see INDUSTRY TRENDS) which shows negative growth. If this trend continues, retailers may decide to reduce inventory levels from their suppliers, including Natrol, by returning goods from their warehouse distribution centers.

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

    Many of the Company's ingredient customers are direct competitors to the Company's core branded Natrol business and as such the Company maintains a "Chinese Wall" between its EPI division and the rest of the Company. The purpose of this information wall is to ensure that EPI customer sales information is not transferred to the rest of the Company. The Company's Pure-Gar ingredient supply business was renamed Essentially Pure Ingredients in January, 2000.

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

    In October, 1999, the Company purchased all of the stock of Prolab Nutrition, Inc. (Prolab) for $28,500,000 in cash and 124,270 shares of Common Stock. Prolab is a formulator, packager and marketer of sports nutrition products for body builders and health minded individuals through gyms, health food stores and other outlets both domestically and internationally. Included in the purchase price were assets, consisting of cash of $2,259,722, trade accounts receivables of $3,667,046, inventories of $2,063,180, fixed assets of $1,125,280 and other assets of $623,054, and liabilities assumed consisting of accounts payable of $3,667,832, accrued expenses of $2,033,960, debt of $763,836. The acquisition was accounted for using the purchase method, and accordingly, the acquired assets and liabilities assumed are recorded at their estimated fair values with revenues and expenses from the date of acquisition included in the consolidated statement of income. The excess of cost over the fair value of net assets acquired are being amortized over twenty years. The approximately
$27 million of goodwill is not deductible for tax purposes.

CAPITAL EXPENDITURES

    Capital expenditures amounted to $588,000 during fiscal 2000. The Company purchased a warehouse/shipping facility in 1999 for $7.2 million. Other capital expenditures in 1999 amounted to $2.1 million not including approximately
$1.1 million of property and equipment purchased as part of the Prolab acquisition.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    NET REVENUE. Net revenue in 2000 increased 6.7%, or $5.5 million, to $87.1 million from $81.6 million in 1999. However $21.2 million of the Company's sales were generated by Prolab which was acquired in October 1999. Sales generated by Prolab amounted to $4.8 million during the last quarter of 1999, the only period in which the Company owned Prolab during 1999. Excluding Prolab, net sales of the Company were $65.9 million in 2000 as compared to $76.8 million in 1999.

    Net sales in the year 2000 were adversely affected by a very high level of product returns. The level of returns was approximately 10% of gross sales, a level that is approximately three times higher than that experienced by the Company in prior years. The Company believes this rate of returns was caused by industry trends which caused retailers to decrease warehouse stocking levels as well as the failure of certain products introduced during 1998 and 1999 to gain popularity with consumers. The Company cannot predict when or if this high rate of returns will decrease.

    Only one line of product, MSM joint care products, which accounted for approximately 13.4% of revenue, accounted for more than 10% of the Company's revenue. No other product line accounted for more than 10% of the Company's revenues in 2000.

    GROSS PROFIT. Gross profit decreased 11.0%, or $4.6 million, to $37.2 million, in 2000 as compared to $41.7 million in 1999. The gross margin decreased sharply to 42.7% in 2000 from 51.2% in 1999. The decrease was due primarily to the heavy returns as well as the percentage of the Company's business generated by Prolab. The gross profit percentage from Prolab products is approximately one-third less than for the rest of the Company's business. Returns are deducted from gross sales when calculating net revenue. In a majority of instances, the product returned is close to expiration and as such has no value. The original cost of goods of this returned product must then be included in the overall cost of goods calculation which in turn increases cost of goods and decreases the gross margin. Before accounting for returns and the change in the Company's product mix due to the Prolab acquisition, the Company's gross margin percentage was approximately the same as that of prior years.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 70.7%, or $13.4 million, to $32.3 million in 2000 from $18.9 million in 1999. As a percentage of net revenue, selling and marketing expenses increased to 37.1% in 2000 from 23.2% in 1999, the highest in the Company's history. The increase was due to an increased volume of incentive payments such as slotting and coop advertising with major retailers. These expenses were amplified by the general downturn in the industry as the Company created incentives for retailers to stimulate sales at the consumer level though price off and other promotions. The Company provided these incentives in an effort to maintain market share and to forestall warehouse returns from these same retailers that it believes would have been more costly.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 31.3%, or $2.7 million, to $11.2 million in 2000 from $8.5 million in 1999. As a percentage of net sales, general and administrative expenses increased to 12.9% in 2000 from 10.5% in 1999. Of the absolute dollar increase, $1.2 million was due to increased administration costs recorded at Prolab during 2000 and $1.0 million was due to increased goodwill amortization recorded from the Prolab acquisition. Prolab was acquired in October 1999 and, as such, the Company recorded one quarter of Prolab's expenses in 1999 as compared with a full year of expenditures in 2000. Of the remaining $500,000 increase in general and administrative expenses in the year 2000, $336,500 was due to additional depreciation. Approximately half of the additional depreciation was due to the acquisition of the Company's shipping facility in December 1999.

    INTEREST INCOME (EXPENSE), NET.  Net interest expense for 2000 was
$1.2 million for 2000 versus net interest income of $537,000 in 1999. Interest earned in 2000 amounted to $146,000 versus $804,000 in 1999. A portion of the interest earned was taxable as income to the Company and a portion was non-taxable. Interest expense in 2000 was due to mortgage debt and an average balance of approximately $7.5 million under the Company's line of credit. Substantially all of the interest expense paid during 1999 stemmed from the Company's mortgage debt because the Company had minimal borrowings under its line of credit.

    INCOME TAX PROVISION (BENEFIT). The Company is estimating a net income tax benefit of $2.4 million in 2000 as compared with a net income tax provision of $5.6 million in 1999. The Company obtained the net benefit because of the operating losses it incurred.

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

    Only one product, Ester-C-Registered Trademark-, with approximately 11% of revenue, accounted for more than 10% of the Company's revenue. No other product accounted for more than 10% of the Company's revenues in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2000, the Company had working capital of $15.4 million, as compared to $19.6 million in working capital at December 31, 1999. The decrease was primarily due to an increase in the Company's line of credit borrowings and a decrease in accounts receivable and inventory, offset by an increase in cash and income tax receivables as well as a decrease in accounts payable.

    Net cash used in operating activities was $151,000 for the year ended December 31, 2000 versus net cash provided of $6.8 million and $4.5 million in 1999 and 1998, respectively. The decrease in net cash provided by operating activities in 2000 compared to 1999 was primarily due the Company's net loss, an increase in income tax receivables, and a decrease in accounts payable offset by a decrease in accounts receivable, a decrease in inventories and an increase in depreciation and amortization.

    In reaction to industry trends, the Company reduced its inventory levels from $15.1 million at December 31, 1999 to $12.2 million at December 31, 2000. The Company also actively reduced trade receivables which fell to $9.6 million at December 31, 2000 from $15.8 million at December 31, 1999. At December 31, 2000, the Company's average trade receivable aging was approximately 40 days versus 1999 when the average receivable aging was 55 days.

    Amortization of goodwill grew to $2.3 million at December 31, 2000 from $1.3 million at December 31, 1999 due to the amortization of goodwill incurred through the Prolab acquisition. Depreciation grew from $1.1 million in 1999 to $1.4 million in 2000 due to the acquisition of the Company's shipping facility in December 1999 and the acquisition of other assets needed in the operation of the Company's business.

    Cash from operating activities was negatively affected by a decrease in trade payables and other accruals of $3.8 million, from $11.6 million at year end 1999 to $7.8 million at December 31, 2000. The Company's large loss also created a net income tax receivable of $4.1 million at December 31, 2000 as compared with a net income tax payable of $181,000 at December 31, 1999. This receivable reduced cash from operating activities by $4.3 million.

    The increase in net cash provided by operating activities in 1999 compared to 1998 was primarily due to an increase in net income earned, higher levels of depreciation and amortization, an increase in provisions to reserves for doubtful accounts and other reserves, and a decrease in inventory which were partially offset by higher levels of accounts receivable and lower levels of accounts payables and other accrued expenses. The increase in inventory balances shown on the balance sheet, from $13.4 million in 1998 to $15.1 million in 1999, was primarily due to inventory acquired in the Prolab acquisition of $2.1 million. Of the $5.8 increase in accounts receivable from $10.0 million in 1998 to $15.8 million in 1999, $3.6 million was due to the acquisition of Prolab with the remaining $2.2 million being due to an increase in receivables for the Company's non-Prolab business. The increase is the result of increased sales by the Company as well as a lengthening of the term of the average receivable. At December 31, 1999, the Company's average trade receivable aging was approximately 55 days versus 1998 when the average receivable aging was 54 days.

    Net cash used in investing activities was $588,000 for the year ended 2000 and $16.9 million and $43.8 million for the years ended 1999 and 1998, respectively.

    All of the cash used for investing activities in 2000 was for the acquisition of property, plant and equipment.

    Of the net cash used in investing activities in 1999, the Company used $26.6 million to consummate the acquisition of Prolab, $7.2 million was used to purchase a warehouse/shipping facility and $2.1 million was invested in plant and equipment and $19.0 million in marketable securities was liquidated.

    Of the net cash used in investing activities in 1998, the Company used $11.1 million to consummate the Pure-Gar acquisition, $7.6 million to complete the Laci Le Beau acquisition, $5.3 million to purchase its corporate headquarters facility and invested $861,000 in plant and equipment. The remainder of cash used in investing activities, or $19.0 million net, was used to purchase marketable securities. Substantially all net cash used in investing activities in 1997 constituted capital expenditures made in connection with the build-out of the Company's manufacturing facility/ headquarters, which the Company began in 1996.

    Net cash provided by financing activities was $4.3 million for the year ended December 31, 2000, and $10.0 million and $38.1 million in 1999 and 1998, respectively.

    Net cash provided by financing activities in the year ended December 31, 2000 consisted primarily of $6.5 million of net borrowing from the Company's line of credit. The remainder of the cash provided was generated from the sale of Common Stock to employees through the Company's employee stock purchase program and the exercise of stockholder options. Cash provided by financing activities was offset by $2.3 million of cash used to repurchase Company stock on the open markets and $236,000 used to repay long-term debt.

    Net cash provided by financing activities in the year ended December 31, 1999 consisted of $8.9 million of mortgage debt assumed in connection with the purchase of the Company's headquarters' facility and the Company's warehouse and shipping facility, each of which was financed during 1999 as well as $1.8 million of net borrowing from the Company's line of credit. The remainder of cash provided was generated from the sale of Common Stock to employees through the Company's employee stock purchase program, the exercise of stockholder options and the repayment of a portion of a shareholder loan.

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

    As of the end of 2000, the Company had $16.9 million of outstanding debt. Of this amount $8.3 million was from the Company's $10.0 million line of credit established with its prime bank, Wells Fargo, N.A. and the remainder from a mortgage on the Company's manufacturing/headquarters facility and a mortgage on the Company's shipping facility.

    The Company's cash balance at the close of 2000 was approximately $4.0 million.

    At the close of 2000, the Company was out of compliance with certain financial ratios contained in its line of credit. On March 1, 2001 the Company modified its original credit agreement with Wells Fargo, N.A. and has since been in compliance with its revised credit agreement. The revised credit agreement is substantially more restrictive than the original credit agreement that was in place during all of 2000. The maximum amount the Company can borrow under its revised credit agreement is $10 million as opposed to a maximum of $13 million under the original credit agreement. The revised credit agreement does not allow the Company to pay dividends or to acquire other companies without the prior written consent of the lender. The Company must also maintain specific levels of profitability and certain other ratios.

    The Company believes that its year end cash balance together with cash generated from operations, cash it expects to receive because of its income tax receivable and cash availability from its line of credit will be sufficient to fund its anticipated working capital needs and permitted capital expenditures for at least the next 12 months. Should the Company fail to meet any of the covenants in its current line of credit, the Company may have to seek other lenders. Should the Company fail to meet any of the covenant requirements of its current line of credit, future restrictions on the Company's activities by the Company's current lender or future lenders may be substantially more restrictive than they are currently and such restrictions may hinder the Company's ability to compete effectively in its market sector. There can be no assurance, should the Company fail to meet the covenants set in its current facility, that its current lender or other lenders will be willing to provide the Company with adequate financing.

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

    The Company is subject to interest rate market risk associated with its variable rate line of credit and fixed rate long-term debt. Given the short-term nature and variable rates on borrowings on the line of credit, the Company does not believe the risk is significant. Additionally, the Company does not believe that the risk is significant for its long-term debt due to the low fixed rates and insignificance of the long-term debt to the Company's consolidated balance sheet.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Report of Independent Auditors and the Consolidated Financial Statements and notes thereto are presented under Item 14 of this Report.

                                    PART III

    Information required under Part III (Items 10, 11, 12, and 13) is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on June 14, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FROM 8-K

                                                                                      PAGE(S)
                                                                                      --------
               (a)(1)   Index to Consolidated Financial Statements:

                        Report of Independent Auditors..............................      34
                        Consolidated Balance Sheets as of December 31, 2000 and
                          1999......................................................      35
                        Consolidated Statements of Operations for the years ended
                          December 31, 2000, 1999 and 1998..........................      36
                        Consolidated Statements of Stockholders' Equity (Deficit)
                          for the years ended December 31, 2000, 1999 and 1998......      37
                        Consolidated Statements of Cash Flows for the years ended
                          December 31, 2000, 1999 and 1998..........................      38
                        Notes to Consolidated Financial Statements..................      40

               (a)(2)   Index to Consolidated Financial Statement Schedules:

                        Schedule II-- Valuation and Qualifying Accounts.............     S-1

                        All other schedules for which provision is made in the
                          applicable accounting regulations of the Securities and
                          Exchange Commission are not required under the related
                          instructions or are not material, and therefore have been
                          omitted.

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

                                  2.2        Stock Purchase Agreement by and among Natrol, Inc., Thomas
                                             E. Roark, John Yves Morin, Dwight Otis, Andrew M Esposito,
                                             Jr. and Prolab Nutrition, Inc. dated as of October 8, 1999
                                             (incorporated herein by reference to Item 7 (c) of the
                                             Company's Current Reports on Form 8-K filed October 19,
                                             1999.)

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

                           (10)   Material Contracts

                                  10.1       Natrol, Inc. Amended and Restated 1996 Stock Option Plan
                                             (incorporated herein by reference to Appendix A filed on
                                             May 2, 2000 File No 000-24567 Proxy Statement);

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

                                  10.4       Form of Stock Option Agreement (incorporated herein by
                                             reference to Exhibit 10.9 to the Company's Registration
                                             Statement on Form S-1, as amended, File No. 333-52109);

                                  10.5       Amended and Restated Credit Agreement with Wells Fargo Bank,
                                             N. A (incorporated herein by reference to Exhibit 10.9 to
                                             the Company's Registration Statement on Form S-1, as
                                             amended, File No. 333-52109);

                                  10.6       Credit Agreement with Wells Fargo Bank, N.A., dated as of
                                             March 1, 2001;

                                  10.7       Loan Agreement with Wells Fargo Bank, N.A., dated as of
                                             March 1, 2001;

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

                                  10.9       Supply Agreement, dated as of November 7, 2000 by and
                                             between the Company and ConAgra Foods, Inc.


                                  10.10      Distributorship/Packager/Supply Agreement, dated as of
                                             January 1, 1995, by and between the Company and Inter-Cal
                                             Corporation (incorporated herein by reference to
                                             Exhibit 10.11 to the Company's Registration Statement on
                                             Form S-1, as amended, File No. 333-52109);

                           (21)   Subsidiaries of Natrol, Inc.: A list of Subsidiaries of the Company is filed herewith as Exhibit 21.1.

                           (23)   Consent of Experts and Counsel: Consent of Ernst & Young LLP is filed herewith as Exhibit 23.1.

(b) Reports on Form 8-K:

    No current reports on Form 8-K were filed by the Company during the three month period ending December 31, 2000.

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2001.

                                                       NATROL, INC.

                                                       By:             /s/ ELLIOTT BALBERT
                                                            -----------------------------------------
                                                                         Elliott Balbert
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

                     SIGNATURES
                       SIGNED                                     TITLE                    DATE
                       ------                                     -----                    ----
                                                       Chairman of the Board,
                 /s/ ELLIOTT BALBERT                     Chief Executive Officer,
     -------------------------------------------         President and Director       March 30, 2001
                   Elliott Balbert                       (Principal Executive
                                                         Officer)

                                                       Chief Financial Officer,
                                                         Executive Vice President
               /s/ DENNIS R. JOLICOEUR                   and Director (Principal
     -------------------------------------------         Financial Officer and        March 30, 2001
                 Dennis R. Jolicoeur                     Principal Accounting
                                                         Officer)

                   /s/ NORMAN KAHN
     -------------------------------------------       Director                       March 30, 2001
                     Norman Kahn

                 /s/ DENNIS GRIFFIN
     -------------------------------------------       Director                       March 30, 2001
                   Dennis Griffin

                /s/ P. ANDREWS MCLANE
     -------------------------------------------       Director                       March 30, 2001
                   Andrews McLane

                /s/ DENNIS DECONCINI
     -------------------------------------------       Director                       March 30, 2001
                  Dennis DeConcini

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Natrol, Inc

    We have audited the accompanying consolidated balance sheets of Natrol, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2000. Our audit also included the financial statement schedule listed at the index in
Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natrol, Inc. and subsidiaries at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

March 1, 2001
Woodland Hills, California

                                  NATROL, INC
                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 4,004,445   $   485,144
  Accounts receivable, net of allowances of $479,100 and
    $502,500 at December 31, 2000 and 1999, respectively....    9,574,078    15,776,613
  Inventories...............................................   12,246,635    15,060,793
  Income taxes receivable...................................    4,091,428            --
  Deferred taxes............................................    1,075,588     1,076,076
  Prepaid expenses and other current assets.................      838,704     1,028,213
                                                              -----------   -----------
Total current assets........................................   31,830,878    33,426,839
Property and equipment:
  Building and improvements.................................   15,571,595    15,455,692
  Machinery and equipment...................................    5,538,839     5,286,859
  Furniture and office equipment............................    1,862,938     1,655,290
                                                              -----------   -----------
                                                               22,973,372    22,397,841
Accumulated depreciation and amortization...................   (4,215,475)   (2,869,722)
                                                              -----------   -----------
                                                               18,757,897    19,528,119

Goodwill, net of accumulated amortization of $4,143,075 and
  $1,863,147 at
  December 31, 2000 and 1999, respectively..................   37,263,512    39,543,440
Other assets................................................       68,378        97,540
                                                              -----------   -----------
Total assets................................................  $87,920,665   $92,595,938
                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit............................................  $ 8,300,000   $ 1,800,000
  Accounts payable..........................................    4,186,227     7,826,629
  Accrued expenses..........................................    2,967,155     2,143,044
  Accrued payroll and related liabilities...................      722,878     1,687,741
  Income taxes payable......................................           --       181,790
  Current portion of long-term debt.........................      256,061       160,900
                                                              -----------   -----------
Total current liabilities...................................   16,432,321    13,800,104
Deferred income taxes, noncurrent...........................      226,646       109,475
Long-term debt, less current portion........................    8,369,389     8,700,110
Commitments
Stockholders' equity:
  Preferred stock, par value of $0.01 per share:
    Authorized shares--2,000,000
    Issued and outstanding shares--none.....................           --            --
  Common stock, par value of $0.01 per share:
    Authorized shares--50,000,000
    Issued and outstanding shares--13,658,820 and 13,474,035
      at December 31, 2000 and 1999, respectively...........      136,588       134,740
  Additional paid-in capital................................   61,781,624    61,334,380
  Retained earnings.........................................    3,854,974     9,071,192
                                                              -----------   -----------
                                                               65,773,186    70,540,312
  Shares held in treasury, at cost--625,900 shares..........   (2,326,814)           --
  Receivable from stockholder...............................     (554,063)     (554,063)
                                                              -----------   -----------
Total stockholders' equity..................................   62,892,309    69,986,249
                                                              -----------   -----------
Total liabilities and stockholders' equity..................  $87,920,665   $92,595,938
                                                              ===========   ===========

                            SEE ACCOMPANYING NOTES.

                                  NATROL, INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Net sales.............................................  $87,089,154   $81,589,935   $68,206,585
Cost of goods sold....................................   49,934,486    39,849,632    32,011,641
                                                        -----------   -----------   -----------
Gross profit..........................................   37,154,668    41,740,303    36,194,944
Selling and marketing expenses........................   32,293,373    18,915,663    17,757,395
General and administrative expenses...................   11,215,339     8,542,308     6,513,094
                                                        -----------   -----------   -----------
Total operating expenses..............................   43,508,712    27,457,971    24,270,489
                                                        -----------   -----------   -----------
Operating income (loss)...............................   (6,354,044)   14,282,332    11,924,455

Interest income.......................................      146,303       803,855       604,871
Interest expenses.....................................   (1,377,767)     (266,668)     (407,452)
                                                        -----------   -----------   -----------
Income (loss) before income tax provision (benefit)...   (7,585,508)   14,819,519    12,121,874
Income tax provision (benefit)........................   (2,369,290)    5,631,416     4,606,323
                                                        -----------   -----------   -----------
Net income (loss).....................................  $(5,216,218)  $ 9,188,103   $ 7,515,551
                                                        ===========   ===========   ===========
Basic earnings (loss) per share.......................  $     (0.39)  $      0.69   $      0.76
                                                        ===========   ===========   ===========
Diluted earnings (loss) per share.....................  $     (0.39)  $      0.67   $      0.63
                                                        ===========   ===========   ===========
Weighted average shares outstanding--basic............   13,236,734    13,324,510     9,854,411
                                                        ===========   ===========   ===========
Weighted average shares outstanding--diluted..........   13,236,734    13,637,653    11,890,513
                                                        ===========   ===========   ===========

                            SEE ACCOMPANYING NOTES.

                                  NATROL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    REDEEMABLE
                                                 PREFERRED STOCK           COMMON STOCK        ADDITIONAL     RETAINED
                                              ----------------------   ---------------------     PAID-IN      EARNINGS
                                               SHARES      AMOUNT        SHARES      AMOUNT      CAPITAL      (DEFICIT)
                                              --------   -----------   ----------   --------   -----------   -----------
Balance at January 1, 1998..................       --    $        --    7,100,000   $ 71,000   $   559,500   $(1,632,462)
  Issuance of common stock at $15 per share
    (net of approximately $4,720,000 of
    offering costs).........................       --             --    3,495,500     34,955    47,605,218            --
  Conversion of convertible participating
    preferred stock to common stock.........       --             --    2,700,000     27,000    11,973,000            --
  Conversion to convertible participating
    stock to redeemable referred stock......   13,500      6,000,000           --         --            --    (6,000,000)
  Redemption of redeemable preferred
    stock...................................  (13,500)    (6,000,000)          --         --            --            --
  Issuance of common stock under employee
    stock purchase plan.....................       --             --        6,490         65        49,583            --
  Net income................................       --             --           --         --            --     7,515,551
                                              -------    -----------   ----------   --------   -----------   -----------
Balance at December 31, 1998................       --             --   13,301,990    133,020    60,187,301      (116,911)
  Exercise of stock options.................       --             --       29,000        290        54,085            --
  Shares issued in connection with Prolab
    acquisition.............................       --             --      124,270      1,243       977,383            --
  Issuance of common stock under employee
    stock purchase plan.....................       --             --       18,775        187       115,611            --
  Payments on shareholder loan..............       --             --           --         --            --            --
  Net income................................       --             --           --         --            --     9,188,103
                                              -------    -----------   ----------   --------   -----------   -----------
Balance at December 31, 1999................       --             --   13,474,035    134,740    61,334,380     9,071,192
  Shares issued in exchange for services....       --             --       25,919        259       128,021            --
  Exercise of stock options.................       --             --      133,500      1,335       263,040            --
  Issuance of common stock under employee
    stock purchase plan.....................       --             --       25,366        254        56,183            --
  Purchase of treasury shares...............       --             --           --         --            --            --
  Net income (loss).........................       --             --           --         --            --    (5,216,218)
                                              -------    -----------   ----------   --------   -----------   -----------
Balance at December 31, 2000................       --    $        --   13,658,820   $136,588   $61,781,624   $ 3,854,974
                                              =======    ===========   ==========   ========   ===========   ===========


                                                            RECEIVABLE
                                              SHARES HELD      FROM
                                              IN TREASURY   STOCKHOLDER      TOTAL
                                              -----------   -----------   -----------
Balance at January 1, 1998..................  $       --     $(562,500)   $(1,564,462)
  Issuance of common stock at $15 per share
    (net of approximately $4,720,000 of
    offering costs).........................          --            --     47,640,173
  Conversion of convertible participating
    preferred stock to common stock.........          --            --     12,000,000
  Conversion to convertible participating
    stock to redeemable referred stock......          --            --             --
  Redemption of redeemable preferred
    stock...................................          --            --     (6,000,000)
  Issuance of common stock under employee
    stock purchase plan.....................          --            --         49,648
  Net income................................          --            --      7,515,551
                                              -----------    ---------    -----------
Balance at December 31, 1998................          --      (562,500)    59,640,910
  Exercise of stock options.................          --            --         54,375
  Shares issued in connection with Prolab
    acquisition.............................          --            --        978,626
  Issuance of common stock under employee
    stock purchase plan.....................          --            --        115,798
  Payments on shareholder loan..............          --         8,437          8,437
  Net income................................          --            --      9,188,103
                                              -----------    ---------    -----------
Balance at December 31, 1999................          --      (554,063)    69,986,249
  Shares issued in exchange for services....          --            --        128,280
  Exercise of stock options.................          --            --        264,375
  Issuance of common stock under employee
    stock purchase plan.....................          --            --         56,437
  Purchase of treasury shares...............  (2,326,814)           --     (2,326,814)
  Net income (loss).........................          --            --     (5,216,218)
                                              -----------    ---------    -----------
Balance at December 31, 2000................  $(2,326,814)   $(554,063)   $62,892,309
                                              ===========    =========    ===========

                            SEE ACCOMPANYING NOTES.

                                  NATROL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31
                                                       -----------------------------------------
                                                          2000           1999           1998
                                                       -----------   ------------   ------------
OPERATING ACTIVITIES
Net income (loss)....................................  $(5,216,218)  $  9,188,103   $  7,515,551
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Depreciation and amortization......................    1,361,256      1,115,797        837,014
  Amortization of goodwill...........................    2,279,928      1,274,979        588,168
  Provision for bad debts and returns................      400,000        170,630         69,230
  Deferred taxes.....................................      117,659        215,462       (700,947)
  Shares issued for services.........................      128,280             --             --
  Changes in operating assets and liabilities:
    Accounts receivable..............................    5,802,535     (2,293,195)    (3,387,913)
    Inventories......................................    2,814,158        439,842     (3,335,621)
    Income taxes receivable/payable..................   (4,273,218)    (1,712,624)      (201,948)
    Prepaid expenses and other current assets........      189,509       (522,980)      (158,717)
    Other assets.....................................       25,775        (14,616)        24,337
    Accounts payable.................................   (3,640,402)    (1,784,427)     1,686,466
    Accrued expenses.................................      824,111       (166,385)     1,167,624
    Accrued payroll and related liabilities..........     (964,863)       883,118        390,936
                                                       -----------   ------------   ------------
Net cash provided by (used in) operating
  activities.........................................     (151,490)     6,793,704      4,494,180

INVESTING ACTIVITIES
Assets purchased, net of liabilities assumed in
  connection with acquisitions.......................           --    (26,578,024)   (18,697,869)
Purchases of marketable securities...................           --    (69,203,000)   (99,153,298)
Sales of marketable securities.......................           --     88,213,826     80,142,472
Purchases of property and equipment..................     (587,647)    (9,325,753)    (6,111,223)
                                                       -----------   ------------   ------------
Net cash used in investing activities................     (587,647)   (16,892,951)   (43,819,918)

FINANCING ACTIVITIES
Net borrowings on line of credit.....................    6,500,000      1,800,000             --
Proceeds from long-term debt.........................           --      8,900,000      9,000,000
Repayments on long-term debt.........................     (235,560)      (802,826)   (12,604,861)
Capitalized loan fees................................           --        (50,817)            --
Purchases of treasury shares.........................   (2,326,814)            --             --
Repayments on shareholder loan.......................           --          8,437             --
Proceeds from issuance of common stock, net of
  issuance costs.....................................      320,812        170,173     47,689,821
Redemption of redeemable preferred stock.............           --             --     (6,000,000)
                                                       -----------   ------------   ------------
Net cash provided by financing activities............    4,258,438     10,024,967     38,084,960
                                                       -----------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents........................................    3,519,301        (74,280)    (1,240,778)
Cash and cash equivalents, beginning of year.........      485,144        559,424      1,800,202
                                                       -----------   ------------   ------------
Cash and cash equivalents, end of year...............  $ 4,004,445   $    485,144   $    559,424
                                                       ===========   ============   ============

                                  NATROL, INC.

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest...............................................  $1,377,767   $  266,668   $  407,452
  Income taxes...........................................  $  786,850   $6,624,087   $5,509,261

SUPPLEMENTAL NON-CASH TRANSACTIONS:

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

PRINCIPLES IN CONSOLIDATION

    The consolidated financial statements include the accounts and operations of Natrol, Inc. and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

ESTIMATES AND ASSUMPTIONS

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates, although management does not believe any differences would materially affect the Company's consolidated financial position or results of operations.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments with original maturity dates of three months or less when purchased to be cash equivalents.

MARKETABLE SECURITIES

    The Company determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designations at each balance sheet date. Realized gains and losses on investment transactions are recognized when realized based on settlement dates and recorded as interest income. Interest and dividend income on securities are recognized when earned.

INVENTORIES

    Inventories are carried at the lower of cost (first-in, first-out method) or market.

                                  NATROL, INC.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PROPERTY AND EQUIPMENT

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

TRADEMARKS AND PATENTS

    Costs of obtaining trademarks and patents are capitalized and amortized using the straight-line basis over the estimated useful life of eleven years. Trademarks and patents are included in other assets at $50,500 at December 31, 2000 and 1999, net of accumulated amortization of $33,584 and $29,245 at December 31, 2000 and 1999, respectively. The costs of servicing the Company's patents and trademarks are expensed as incurred.

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

REVENUE RECOGNITION

    The Company sells its products to retail outlets through a direct sales force and a national broker network. Sales are recorded when products are shipped to customers by the Company. Net sales represent products shipped, less estimated returns and allowances for which provisions are made at the time of sale. Generally the returns and allowances are limited to damaged goods and expiring product and the estimates recorded are based upon known claims and an estimate of additional returns.

ADVERTISING COSTS

    Advertising and promotional costs are expensed at first showing. In addition, the Company advertises on a cooperative basis by accruing an obligation to reimburse retailers for qualified

                                  NATROL, INC.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) advertising of Company products. The Company provides for cooperative advertising obligations in the same period as the related revenue is recognized. Advertising and promotional costs amounted to $17,614,623, $10,936,242 and $10,942,024, respectively, for the years ended December 31, 2000, 1999 and 1998.

RESEARCH AND DEVELOPMENT COSTS

    The Company incurs research and development costs relating to the development of its dietary supplement products. Research and development costs are expensed as incurred and amounted to $649,613, $417,552 and $433,549 for the years ended December 31, 2000, 1999 and 1998, respectively. Research and development costs are included in general and administrative expenses on the consolidated statements of operations.

SHIPPING AND HANDLING COSTS

    In July 2000, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("Issue 00-10"). Specifically, Issue 00-10 addresses in a sale transaction for goods, how the seller should classify amounts billed and incurred for shipping and handling in the statements of operations, and the composition or types of costs requiring to be classified as cost of sales. The EITF concluded all shipping and handling billings to a customer in a sale transaction represent the fees earned for the goods provided and, accordingly, amounts billed related to shipping and handling should be classified as revenue. The consensus does not address how costs incurred by the seller for shipping and handling should be classified. The adoption of this consensus did not impact the Company's financial position or results of operations as the Company has historically recorded all charges for outbound shipping and handling as revenue, consistent with EITF guidance. All outbound shipping and fulfillment costs are classified as selling and marketing expenses and totaled $3,087,173, $2,366,578 and $1,765,351 for the years ended December 31, 2000, 1999 and 1998, respectively.

MAJOR PRODUCTS

    The Company's sales of one product line comprised 13.4% of net sales during the year ended December 31, 2000. The Company's sales of a different product line comprised 11.5% of net sales during the year ended December 31, 1999. The Company's sales of two products each comprised approximately 14.0% and 10.0%, respectively, of net sales during the year ended December 31, 1998.

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

    In March 2000, the Financial Accounting Standards Board issued Financial Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" or FIN 44. FIN 44 clarifies the definition of an employee for the purpose of applying APB No. 25, the criteria for determining whether a stock plan qualifies as a noncompensatory stock

                                  NATROL, INC.

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was generally effective July 1, 2000 and the adoption of FIN 44 has not had a material effect on the Company's consolidated financial statements.

EARNINGS (LOSS) PER SHARE

    The Company calculates earnings (loss) per share in accordance with SFAS
No. 128 "Earnings per Share." Basic earnings per share have been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing net income (loss) by securities or other contracts to issue Common Stock as if these securities were exercised or converted to Common Stock.

    The following table sets forth the calculation for basic and diluted earnings (loss) per share for the periods indicated:

                                                                YEAR ENDED DECEMBER 31
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Earnings (loss):
  Net income (loss)...................................  $(5,216,218)  $ 9,188,103   $ 7,515,551
                                                        -----------   -----------   -----------
Shares:
  Weighted average shares for basic earnings per
    share.............................................   13,236,734    13,324,510     9,854,411
  Conversion of convertible participating preferred
    stock.............................................           --            --     1,494,247
  Share equivalent for redeemable preferred stock.....           --            --       255,247
  Stock options.......................................           --       313,144       286,429
                                                        -----------   -----------   -----------
                                                         13,236,734    13,637,653    11,890,513
                                                        ===========   ===========   ===========

    Shares issuable under stock options of 1,987,000, 615,000 and 445,000 at December 31, 2000, 1999 and 1998, respectively, have been excluded from the computation of diluted earnings per share because the effect would be antidilutive.

COMPREHENSIVE INCOME (LOSS)

    The Company's comprehensive income (loss) items are not material at December 31, 2000, 1999 and 1998 and therefore no disclosures have been made.

MAJOR CUSTOMERS

    No customers had net sales which individually represented 10% or more of total Company net sales during the years ended December 31, 2000 and 1999, respectively. The Company had net sales to one customer which individually represented 15.9% of total Company net sales during the year ended December 31, 1998.

                                  NATROL, INC.

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards requiring every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires changes in fair values of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. If specific hedge accounting criteria are met, changes in fair values of derivatives will either be offset against the changes in fair values of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133, as amended by SFAS No. 137 and SFAS 138, is effective for fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 effective January 1, 2001. Management believes the impact of adopting SFAS No. 133 will not have any material impact on the Company's financial statements.

RECLASSIFICATIONS

    Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the presentation in 2000.

2.  ACQUISITIONS

    In October 1999, the Company purchased all of the outstanding shares of stock of Prolab Nutrition, Inc. (Prolab) for $28,500,000 in cash, excluding acquisition costs, and 124,270 shares of the Company's Common Stock. Prolab is a distributor, manufacturer and marketer of food supplement products which are sold primarily to distributors, wholesalers and retailers located throughout the United States and also on a worldwide basis. Included in the purchase price were assets, consisting primarily of cash of $2,259,722, trade accounts receivable of $3,667,046, inventories of $2,063,180, fixed assets of $1,125,280 and other assets of $623,054, and liabilities assumed consisting primarily of accounts payable of $3,667,832, accrued expenses of $2,033,960 and debt of $763,836. The acquisition was accounted for using the purchase method, and accordingly, the acquired assets and liabilities assumed were recorded at their estimated fair values with revenues and expenses from the date of acquisition included in the consolidated statements of operations. The excess of cost over the fair value

                                  NATROL, INC.

2.  ACQUISITIONS (CONTINUED)
of net assets acquired of $27,041,662 is being amortized over twenty years. Amortization expense for the Prolab acquisition for the years ended
December 31, 2000 and 1999 was $1,339,932 and $334,983, respectively, and is included in general and administrative expenses.

    On October 31, 1998, the Company completed the acquisition of certain of the assets of Laci Le Beau Tea Company of Fresno, California, which consists of Laci Le Beau, Inc., a California corporation, as well as certain related companies (Laci Le Beau). The total purchase price for the acquisition was $7,500,000 in cash. Laci Le Beau is a formulator, packager and distributor of specialty teas sold through the health channel of distribution as well as in food stores, drug stores and mass market merchandisers. These channels of distribution are essentially the same as the Company's channels of distribution. Assets purchased consisted primarily of inventories of $2,146,526, as well as fixed assets of $153,474 and intangible assets of the business of $5,200,000. No liabilities were assumed. The acquisition was accounted for using the purchase method, and accordingly, the acquired assets were recorded at their estimated fair values with revenues and expenses from the date of acquisition included in the consolidated statement of operations. The excess of cost over the fair value of assets acquired is being amortized over fifteen years. Amortization expense for the years ended December 31, 2000, 1999 and 1998 was $339,996, $339,996 and
$88,168, respectively, and is included in general and administrative expenses.

    On February 27, 1998, the Company purchased substantially all of the assets and assumed certain liabilities of Pure-Gar L.P. (Pure-Gar), a distributor of bulk dehydrated vegetable products and dietary supplements, for a total purchase price of $11,085,736, which included $85,736 of deferred acquisition costs. Assets purchased include accounts receivable of $1,271,694 and inventories of $1,021,127, as adjusted for purchase price accounting adjustments through December 31, 1998, as well as fixed assets of $131,091 and intangible assets of the business of $8,965,000. Liabilities assumed consisted primarily of trade payables of $388,912. In addition, the Company entered into long-term supply and royalty agreements with the seller. The supply agreement requires the seller to sell and the Company to purchase specified amounts of certain vegetable, fruit, herbal and botanical products (the "Products") manufactured by the seller. The supply agreement gives the Company the exclusive right to sell certain Products in the dietary supplement industry. The supply agreement may be terminated by either party upon a material breach of the obligations of the other party, or certain other specified conditions, if the breach is not cured within 60 days, or 15 days in the case of nonpayment by the Company. The acquisition was accounted for using the purchase method, and accordingly, the acquired assets and liabilities were recorded at their estimated fair values with revenues and expenses from the date of acquisition included in the consolidated statement of operations. The excess of cost over the fair value of assets acquired is being amortized over fifteen years. Amortization expense for the years ended
December 31, 2000, 1999 and 1998 was $600,000, $600,000 and $500,000,
respectively, and is included in general and administrative expenses.

    The following pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition of Prolab had occurred at the beginning of the years ended December 31, 1999 and 1998 and the acquisitions of Laci Le Beau and Pure-Gar had occurred at the beginning of the year ended December 31, 1998, with pro forma adjustments for the amortization of goodwill, interest expense and certain income tax adjustments. The pro forma financial information is

                                  NATROL, INC.

2.  ACQUISITIONS (CONTINUED)
not necessarily indicative of the results of operations as they would have been had the acquisitions been effected on the assumed dates or of future results of the combined entities.

                                                      YEAR ENDED DECEMBER 31
                                                    --------------------------
                                                        1999          1998
                                                    ------------   -----------
                                                           (UNAUDITED)
Revenues..........................................  $105,556,000   $92,194,000
Income from operations............................    16,615,000    11,739,000
Net income........................................    10,414,000     7,822,000
Basic earnings per share..........................  $       0.78   $      0.78
Diluted earnings per share........................  $       0.76   $      0.65

3.  INVENTORIES

    Inventories consist of the following:

                                                            DECEMBER 31
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
Raw material and packaging supplies................  $ 5,334,997   $ 6,439,850
Finished goods.....................................    6,911,638     8,620,943
                                                     -----------   -----------
                                                     $12,246,635   $15,060,793
                                                     ===========   ===========

4.  FINANCING

    On September 24, 1999, the Company entered into a credit agreement with a bank that provides for a revolving line of credit for borrowings up to $10,000,000, as amended, based on a formula, through 2002. Advances under the credit agreement bear interest at the bank's adjusted LIBOR rate plus 1.25% or the bank's prime rate at the option of the Company (9.50% at December 31, 2000). Interest expense related to the credit agreement was $690,539 and $79,408 for the years ended December 31, 2000 and 1999, respectively.

    The credit agreement requires the Company comply with certain financial covenants and is collateralized by the Company's assets. The Company was not in compliance with all of the financial covenants at December 31, 2000. In
March 2001, the Company entered into a new credit agreement with its bank whereby the covenant violations of the prior credit agreement are waived. The new credit agreement provides for a revolving line of credit for borrowings up to $10,000,000, based on a formula, through March 2002. Advances under the credit agreement bear interest at the bank's adjusted LIBOR rate plus 3.00% or the bank's prime rate plus 0.50% at the option of the Company. Further, the credit agreement requires the Company comply with certain financial covenants and is collateralized by the Company's assets.

                                  NATROL, INC.

4.  FINANCING (CONTINUED)

    During 1999, the Company entered into two mortgage notes payable in the aggregate amount of $8,900,000 collateralized by the Company's facilities. These notes are payable in monthly installments of $73,779 in the aggregate including interest ranging from 7.75% to 8.32% maturing in 2014 and 2019. Interest expense related to these notes for the years ended December 31, 2000 and 1999 was $687,228 and $169,876, respectively.

    Future maturities of long-term debt at December 31, 2000 are as follows:

2001........................................................  $  256,061
2002........................................................     277,451
2003........................................................     300,630
2004........................................................     324,539
2005........................................................     352,866
Thereafter..................................................   7,113,903
                                                              ----------
                                                              $8,625,450
                                                              ==========

5.  INCOME TAXES

    The income tax provision (benefit) consists of the following:

                                                  YEAR ENDED DECEMBER 31
                                           -------------------------------------
                                              2000          1999         1998
                                           -----------   ----------   ----------
Current:
  Federal................................  $(2,496,949)  $4,566,332   $4,468,728
  State..................................       10,000      849,622      838,542
                                           -----------   ----------   ----------
                                            (2,486,949)   5,415,954    5,307,270

Deferred:
  Federal................................      317,518      172,922     (608,481)
  State..................................     (199,859)      42,540      (92,466)
                                           -----------   ----------   ----------
                                               117,659      215,462      700,947
                                           -----------   ----------   ----------
Total income tax provision (benefit).....  $(2,369,290)  $5,631,416   $4,606,323
                                           ===========   ==========   ==========

    The difference between actual income tax expense (benefit) and the U.S. Federal statutory income tax rate is as follows:

                                                        YEAR ENDED DECEMBER 31
                                                 ------------------------------------
                                                   2000          1999          1998
                                                 --------      --------      --------
Statutory rate.............................       (34.0)%        34.0%         34.0%
Nondeductible goodwill.....................         6.0            --            --
State tax provision........................        (1.0)           --            --
Other......................................        (2.0)          4.0           4.0
                                                  -----          ----          ----
                                                  (31.0)%        38.0%         38.0%
                                                  =====          ====          ====

                                  NATROL, INC.

5.  INCOME TAXES (CONTINUED)
    The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                             DECEMBER 31
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Deferred tax assets:
  Accounts receivable reserves.......................  $  190,663   $  200,038
  Inventory reserves.................................     189,846       78,640
  Various accrued liabilities........................     502,331      543,208
  State taxes........................................          --      254,190
  Net operating losses...............................     192,748           --
                                                       ----------   ----------
                                                        1,075,588    1,076,076

Deferred tax liability:
  Depreciation.......................................    (226,646)    (109,475)
                                                       ----------   ----------
                                                       $  848,942   $  966,601
                                                       ==========   ==========

    Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The Company has state net operating loss carryforwards of approximately $3,325,000 expiring in fiscal 2005.

6.  STOCKHOLDERS' EQUITY

    In July 1998, the Company completed its initial public offering in which it sold 3,495,500 shares of Common Stock at a price of $15.00 per share, with aggregate net proceeds to the Company of $47,640,174.

    In September 1996, the shares of Common Stock held by the original stockholders were split up and converted into 7,027,780 shares of Common Stock and 25,078.1 shares of convertible participating preferred stock. In addition, the Company sold an additional 1,921.9 shares of its convertible participating preferred stock to third party investors. In accordance with the terms of the convertible participating preferred stock, at the time of the initial public offering all of the convertible participating preferred stock converted into 2,700,000 shares of Common Stock and 13,500 shares of redeemable preferred stock. The shares of redeemable preferred stock were then immediately redeemed by the Company for $6,000,000 in cash.

RECEIVABLE FROM STOCKHOLDER

    The receivable from stockholder represents an interest bearing note from a stockholder in the amount of $554,063 at December 31, 2000 and 1999, issued by the stockholder to finance in part the purchase of 300,000 shares of the Company's Common Stock. The note bears interest at 6.60% per year with interest payments due annually. The note is due within ten days of the receipt by the stockholder of proceeds from the sale of the Company's Common Stock or November 14, 2006, whichever occurs first. Included in interest income is $36,568, $36,568 and $37,125 for the years ended December 31, 2000, 1999 and
1998, respectively, for interest from this stockholder.

                                  NATROL, INC.

6.  STOCKHOLDERS' EQUITY (CONTINUED)
STOCK REPURCHASE PROGRAM

    In April 2000, the Board of Directors of the Company authorized a stock repurchase program for the Company's Common Stock. Under the stock repurchase program, the Company can effect stock repurchases from time to time up to an aggregate of $10,000,000 of its Common Stock. The stock repurchase program does not have an expiration date. In the year ended December 31, 2000, the Company repurchased 625,900 shares of its Common Stock at a cost of $2,326,814 under this program.

STOCK OPTIONS

    The Company has adopted the 1996 Stock Option and Grant Plan, as amended (the Plan), which authorizes the Board of Directors of the Company to grant incentive stock options or non-qualified stock options. Incentive stock options may be granted only to employees of the Company. Non-qualified stock options may be granted to officers and employees of the Company as well as to non-employees. The maximum number of shares to be issued under the Plan is 2,867,346 shares, as amended. All options granted under the Plan have been made at prices not less than the estimated fair market value of the stock at the date of grant. Generally the options granted under the Plan vest over three to five years. Options granted under the plan have a term of not more than ten years.

    A summary of the Company's stock option activity, and related information is as follows:

                                                                 WEIGHTED AVERAGE
                                                      NUMBER         EXERCISE          EXERCISE
                                                        OF          PRICE PER          PRICE PER
                                                      OPTIONS         SHARE              SHARE
                                                     ---------   ----------------   ---------------
Outstanding at January 1, 1998.....................    400,000        $1.99         $ 1.88 - $ 2.10
  Granted..........................................    445,000        10.87         $10.40 - $13.00
                                                     ---------        -----         ---------------
Outstanding at December 31, 1998...................    845,000         6.67         $ 1.88 - $13.00
  Granted..........................................    845,000         7.88         $ 6.03 - $10.63
  Forfeited........................................    (45,000)       10.39         $ 6.03 - $11.25
  Exercised........................................    (29,000)        1.88                   $1.88
                                                     ---------        -----         ---------------
Outstanding at December 31, 1999...................  1,616,000         7.28         $ 1.88 - $13.00
  Granted..........................................  1,182,000         2.87         $ 1.50 - $ 7.00
  Forfeited........................................   (677,500)        7.74         $ 2.10 - $10.40
  Exercised........................................   (133,500)        1.98         $ 1.88 - $ 2.10
                                                     ---------        -----         ---------------
Outstanding at December 31, 2000...................  1,987,000         4.59         $ 1.88 - $13.00
                                                     =========        =====         ===============
Exercisable at:
  December 31, 1998................................    304,663        $4.78         $ 1.88 - $ 2.10
  December 31, 1999................................    475,895        $5.43         $ 1.88 - $13.00
  December 31, 2000................................    675,326        $6.00         $ 1.88 - $13.00

    At December 31, 2000 and 1999, 584,846 and 684,846 shares, respectively, were available for future grant. The weighted average remaining contractual life for the outstanding options in years was 8.82, 8.83 and 8.91 at December 31, 2000, 1999 and 1998, respectively.

    If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date for its stock-based compensation plans consistent with the method

                                  NATROL, INC.

6.  STOCKHOLDERS' EQUITY (CONTINUED)
prescribed by SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below:

                                                                  YEAR ENDED DECEMBER 31
                                                           -------------------------------------
                                                              2000          1999         1998
                                                           -----------   ----------   ----------
Net income (loss):
  As reported............................................  $(5,216,218)  $9,188,103   $7,515,551
  Pro forma..............................................   (5,768,339)   8,790,433    7,367,551

Earnings (loss) per share:
  As reported--basic.....................................  $     (0.39)  $     0.69   $     0.76
  Pro forma--basic.......................................        (0.44)        0.66         0.75
  As reported--diluted...................................        (0.39)        0.67         0.63
  Pro forma--diluted.....................................        (0.44)        0.64         0.62

    The fair value of the options is estimated using a Black-Scholes option-pricing model with the following weighted average assumptions for grants:

                                                        YEAR ENDED DECEMBER 31
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
Expected dividend yield...........................     0.0%       0.0%       0.0%
Expected stock price volatility...................     75.6       55.9       37.5
Risk free interest rate...........................     5.5%       5.5%       6.0%
Expected life of options..........................  5 years    5 years    5 years

    These assumptions resulted in weighted average fair values of $2.04, $3.61 and $3.35 for each stock option granted in 2000, 1999 and 1998, respectively.

7.  COMMITMENTS

    The Company leases certain equipment and facilities under noncancelable operating leases that expire in various years through 2001. Rent expense under operating leases totaled $118,060, $255,356 and $570,325, for the years ended December 31, 2000, 1999 and 1998, respectively.

    Future minimum lease payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2000:

2001........................................................  $112,240
2002........................................................    90,996
2003........................................................    89,371
2004........................................................    89,371
2005........................................................    29,790
                                                              --------
Total minimum lease payments................................  $411,768
                                                              ========

    From time to time the Company is subject to litigation incidental to its business, including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any material legal proceedings.

                                  NATROL, INC.

8.  EMPLOYEE BENEFITS PLAN

    The Company has a profit sharing 401(k) plan that covers substantially all of its employees. Eligible employees may contribute up to 10% of their compensation. Contributions are discretionary, however, the Company generally matches 10% of the employees' contributions up to the maximum of 1% of eligible compensation. Amounts recognized as expense were $9,555, $10,045 and $10,409 for the years ended December 31, 2000, 1999 and 1998, respectively.

    In May 1998, the Board of Directors approved the Natrol, Inc. Employee Stock Purchase Plan (the ESPP) which allows substantially all employees to purchase shares of Common Stock of the Company, through payroll deductions, at 85% of the fair market value of the shares at the beginning or end of the offering period, whichever is lower. The ESPP provides for employees to authorize payroll deductions of up to 10% of their compensation for each pay period. In conjunction with the ESPP, the Company registered with the Securities and Exchange Commission 225,000 shares of the Company's Common Stock reserved for purchase under the ESPP. As of December 31, 2000 and 1999, 172,579 and 199,735 shares are available for issuance under this plan. For the year ended
December 31, 2000, 25,366 shares were issued at prices ranging from $1.28 to $2.76 per share under the plan. For the year ended December 31, 1999, 18,775 shares were issued at prices ranging from $5.95 to $6.38 per share under the plan.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

    CASH AND CASH EQUIVALENTS:  the carrying amount approximates fair value.

    ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE: the carrying amount approximates fair value.

    DEBT: The carrying amount of the Company's borrowings on its revolving line of credit approximates fair value. The fair value of the Company's long-term notes payable are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of long-term notes payable approximate their fair value at December 31, 2000.

                                  NATROL, INC.

10.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                    ------------------------------------------------
                                                    MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                    --------   --------   ------------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000:
  Net sales.......................................  $22,694    $24,083       $22,283       $18,029
  Gross profit....................................   10,775      9,275        10,174         6,931
  Net income (loss)...............................      736     (2,408)         (521)       (3,023)
  Basic earnings (loss) per share.................  $  0.06    $ (0.18)      $ (0.04)      $ (0.23)
  Diluted earnings (loss) per share...............  $  0.05    $ (0.18)      $ (0.04)      $ (0.23)

1999:
  Net sales.......................................  $17,837    $17,864       $21,173       $24,716
  Gross profit....................................    9,341      9,399        10,998        12,002
  Net income......................................    2,049      1,871         2,539         2,729
  Basic earnings per share........................  $  0.15    $  0.14       $  0.19       $  0.20
  Diluted earnings per share......................  $  0.15    $  0.14       $  0.19       $  0.20

                         NATROL, INC. AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

COLUMN A                                 COLUMN B             COLUMN C            COLUMN D        COLUMN E
--------                               ------------   ------------------------   ----------      ----------
                                        BALANCE AT    CHARGED TO    ADDITIONS                    BALANCE AT
                                       BEGINNING OF   COSTS AND    CHARGED TO                      END OF
DESCRIPTION                               PERIOD       EXPENSE     ACQUISITION   DEDUCTIONS        PERIOD
-----------                            ------------   ----------   -----------   ----------      ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended December 31, 1998........    $  262,000    $  136,000                 $   66,000      $  332,000
Year Ended December 31, 1999........    $  332,000    $   92,700     $97,647     $   19,847      $  502,500
Year Ended December 31, 2000........    $  502,500    $  400,000                 $  423,400      $  479,100

ALLOWANCE FOR SALES RETURNS:
Year Ended December 31, 1998........    $  205,000    $  971,726                 $  509,651(1)   $  667,075
Year Ended December 31, 1999........    $  667,075    $1,108,859                 $  531,852(1)   $1,244,082
Year Ended December 31, 2000........    $1,244,082    $3,790,276                 $3,574,324(1)   $1,460,034

------------------------

(1) Represents actual returns of goods.