Form 10-Q
period 2001-03-31
NATROL INC
filed 2001-05-11
CIK 1025573

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

––––––––––––

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO ______

COMMISSION FILE NO: 0-24567

NATROL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	95-3560780
(State of Incorporation)	(I.R.S. Employer Identification No.)

21411 PRAIRIE STREET
CHATSWORTH, CALIFORNIA 91311
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
(818) 739–6000
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

YES  ☒  NO  ☐

Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date:

Class	Outstanding as of May 10, 2001
Common stock, $0.01 par value	12,736,920

PART 1
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATROL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31,	December 31,
	2001	2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,898	$4,004
Accounts receivable, net of allowances of $482 and $479 at March 31, 2001 and December 31, 2000, respectively	11,136	9,574
Inventories	11,050	12,247
Deferred taxes	1,076	1,076
Income taxes receivable	3,664	4,091
Prepaid expenses and other current assets	631	839
Total current assets	29,445	31,831

Property and equipment:
Building and improvements	15,572	15,571
Machinery and equipment	5,543	5,539
Furniture and office equipment	1,903	1,863
	23,018	22,973
Accumulated depreciation and amortization	(4,555)	(4,215)
	18,463	18,758

Goodwill, net of accumulated amortization of $4,713 and $4,143 at March 31, 2001 and December 31, 2000, respectively	36,694	37,264
Other assets	66	68
Total assets	$84,678	$87,921

See accompanying notes

	March 31,	December 31,
	2001	2000
Liabilities and stockholders’ equity	(Unaudited)
Current liabilities:
Line of credit	$3,358	$8,300
Accounts payable	4,319	4,186
Accrued expenses	4,036	2,967
Accrued payroll and related liabilities	615	723
Current portion of long–term debt	256	256
Total current liabilities	12,584	16,432

Deferred income taxes, noncurrent	226	226
Long–term debt, less current portion	8,319	8,370

Commitments

Stockholders’ equity:
Preferred stock, par value of $0.01 per share:
Authorized shares – 2,000,000
Issued and outstanding shares – none	-	-
Common stock, par value of $0.01 per share:
Authorized shares – 50,000,000
Issued and outstanding shares – 13,658,820 at March 31, 2001 and December 31, 2000, respectively	137	137
Additional paid–in capital	61,782	61,782
Retained earnings	4,511	3,855
	66,430	65,774
Shares held in treasury, at cost— 921,900and 625,900 shares at March 31, 2001 and December 31, 2000 respectively	(2,881)	(2,327)
Receivable from stockholder	-	(554)
Total stockholders’ equity	63,549	62,893
Total liabilities and stockholders’ equity	$84,678	$87,921

See accompanying notes

NATROL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31
	2001	2000
	(Unaudited)

Net sales	$19,769	$22,694
Cost of goods sold	11,066	11,919
Gross profit	8,703	10,775
Selling and marketing expenses	4,754	6,461
General and administrative expenses	2,674	2,898
Total operating expenses	7,428	9,359
Operating income	1,275	1,416
Interest income	67	17
Interest expense	(273)	(263)
Income before income tax provision	1,069	1,170
Income tax provision	412	434
Net income	$657	$736
Basic earnings per share	$0.05	$0.06
Diluted earnings per share	$0.05	$0.05
Weighted average shares outstanding - basic	12,838,867	13,310,142
Weighted average shares outstanding - diluted	12,839,328	13,559,781

See accompanying notes

NATROL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended

	March 31
	2001	2000
	(unaudited)
Operating Activities
Net income	$657	$736
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	339	330
Amortization of goodwill	570	570
Provision for bad debts	134	34
Stock issued for services	-	126
Changes in operating assets and liabilities:
Accounts receivable	(1,696)	(1,900)
Inventories	1,197	(1,438)
Income taxes receivable/payable	427	(294)
Prepaid expenses and other current assets	207	(394)
Accounts payable	133	267
Accrued expenses	1,069	(59)
Accrued payroll and other related liabilities	(108)	(1,014)
Net cash provided by (used in) operating activities	2,929	(3,036)

Investing activities
Purchases of property and equipment	(45)	(386)
Other Assets	2	-
Net cash used in investing activities	(43)	(386)

Financing activities
Proceeds (repayments) from line of credit, net	(4,942)	4,450
Repayments on long-term debt	(50)	(41)
Net cash provided by (used in) financing activities	(4,992)	4,409
Net increase (decrease) in cash and cash equivalents	(2,107)	987
Cash and cash equivalents, beginning of period	4,004	485
Cash and cash equivalents, end of period	$1,898	$1,472
Supplemental disclosures of cash flows information: Cash paid for: Interest	$ 273	$ 263

See accompanying notes

NATROL, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly in all material respects the consolidated financial position of Natrol, Inc. and its subsidiaries (collectively, the "Company" or "Natrol") as of March 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Natrol's December 31, 2000 audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission (file number 000–24567).

2. INVENTORIES

Inventories consist of the following:

	MARCH 31,	DECEMBER 31,
	2001	2000

Raw material and packaging supplies	$4,813	$5,335
Finished goods	6,236	6,912
	$11,049	$12,247

3. COMPREHENSIVE INCOME

The Company’s comprehensive income items were not material at March 31, 2001 or December 31, 2000 and therefore no disclosures have been made.

4. SHIPPING AND HANDLING COSTS

Outbound shipping and fulfillment costs are classified as selling and marketing expenses and totaled $736,000 and $734,000 for the three months ended March 31, 2001 and 2000, respectively.

5. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128 "Earnings per share".  Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average of securities or other contracts to issue Common Stock as if these securities were exercised or converted to Common Stock.  Common Stock equivalent shares from stock options representing 2,334,500 shares have been excluded from the computation of diluted earnings per share because the effect would be antidilutive.

6. STOCKHOLDERS' EQUITY

STOCK OPTIONS

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” During the three months ended March 31, 2001, 440,000 stock options were granted.

RECEIVABLE FROM STOCKHOLDER

The receivable from stockholder represented an interest bearing note from a stockholder issued by the stockholder to purchase 300,000 shares of the Company’s Common Stock. The note bore interest at 6.60% per year with interest payments due annually. In February 2001, the Company repurchased the 296,000 remaining shares collateralizing the note by exchanging the outstanding note for the shares. The closing price of the Company’s Common Stock on the date of the transaction was $1.875 per share, which is the same as the original purchase price paid by the stockholder, and the Company recorded no gain or loss on the transaction. The repurchased shares are included in treasury stock on the accompanying balance sheet.

7. CREDIT AGREEMENT

In March 2001, the Company entered into a new credit agreement with its bank which provides for a revolving line of credit for borrowings up to $10,000,000, based on a formula, through March 2002. Advances under the credit agreement bear interest at the bank’s adjusted LIBOR rate plus 3.00% or the bank’s prime rate plus 0.50% at the option of the Company. Further, the credit agreement requires the Company to comply with certain financial covenants and is collateralized by the Company’s assets.

ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Information contained or incorporated by reference in this quarterly report on

Form 10–Q and in other SEC filings by the Company contains “forward looking statements.”  The Company is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward looking statements. Examples of forward looking statements include, but are not limited to, the use of forward–looking terminology such as "believes," "expects," "may," "will," "should", "intend", "estimate", "assume", "plan" or "anticipates" or the negative thereof, other variations thereon, or comparable terminology, or by discussions of strategy that predict or indicate future events or trends or that are not historical facts. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect its current expectations of the approximate outcome of the matter discussed. The Company does not undertake to update any such statements at any time in the future.

The Company's ability to predict results or the effect of certain events on the Company's operating results is inherently uncertain. Forward–looking statements should not be relied on since they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by such forward–looking statements. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in other past reports, including but not limited to the prior year annual reports on Form 10-K filed with the Securities and Exchange Commission. The factors discussed herein and contained in that Form 10-K may not be exhaustive. Therefore, the factors contained herein should be read together with other reports and documents that are filed by the Company with the SEC from time to time, including Form 10-Q which may supplement, modify, supersede or update the factors listed in this document.

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

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS INCLUDED IN THE RESPONSE TO PART I, ITEM 1 OF THIS REPORT.

THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

NET SALES. Sales are recognized at the time product is shipped. Net sales are net of discounts, allowances, and estimated returns and credits.  Net sales decreased 12.9%, or $2.9 million, to $19.8 million for the three months ended March 31, 2001 from $22.7 million for the three months ended March 31, 2000. Approximately 70% of the decline in net sales was due to the return in the quarter ending March 31, 2001 of product stemming from inventory realignments at certain large mass market accounts.  Sales of the Company’s sports nutrition division, Prolab, Inc. also declined by approximately $1.0 million when compared to the quarter ended March 31, 2000.

GROSS PROFIT.  Gross profit decreased 19.2%, or $2.1 million, to $8.7 million for the three months ended March 31, 2001 from $10.8 million for the three months ended March 31, 2000. Gross margin decreased to 44.0% for the three months ended March 31, 2001 from 47.5% for the three months ended March 31, 2000. The decline was due to returns which reduced net sales without reducing cost of goods sold.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution and related payroll expenses and commissions. Selling and marketing expenses decreased 26.4%, or $1.7 million to $4.8 million for the three months ended March 31, 2001 from $6.5 million for the three months ended March 31, 2000. The reduction was due primarily to reduced spending for consumer advertising with traditional radio, television and print outlets.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization of goodwill. General and administrative expenses decreased 7.7%, or $224,000, to $2.7 million for the three months ended March 31, 2001 from $2.9 million for the three months ended March 31, 2000. The reduction in general and administrative expense was primarily due to payroll reductions.

INTEREST INCOME. Interest income for the three months ended March 31, 2001 increased to $67,000 from $17,000 for the three months ended March 31, 2000.  The increase was due to Company’s higher average cash balances in the quarter ended March 31, 2001 as compared to the average cash balances maintained in the quarter ended March 31,2000.

INTEREST EXPENSE.  The Company recorded interest expense of $273,000 for the three months ended March 31, 2001 as compared to interest expense of $263,000 for the three months ended March 31, 2000. The Company pays interest on approximately $8.6 million of long-term mortgage debt as well as interest on its line of credit.  In March, the Company reduced its line of credit borrowings from $8.3 million to approximately $3.4 million.  The Company expects that the amount of borrowing on its line of credit will fluctuate from time to time depending upon its cash flow needs.

INCOME TAX PROVISION. The Company’s effective tax rate was approximately 38.5% in the first quarter of 2001 as opposed to 37.1% in the first quarter of 2000.  The change in the income tax provision at March 31, 2001 from March 31, 2000 is not considered material by the Company and is due to temporary differences in the makeup of taxable and non-taxable expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had working capital of $16.9 million, as compared to $15.4 million in working capital at December 31, 2000. The increase was primarily due to a decrease in the balance of the Company’s line of credit.

Net cash provided by operating activities was $2.9  million for the three months ended March 31, 2001 versus net cash used of $3.0 for the three months ended March 31, 2000. The increase in cash provided by operating activities during the quarter was primarily due to net income of $657,000, a decrease in inventory levels of $1.2 million, depreciation and amortization of $909,000, a decrease of prepaid expenses and income tax receivables of $634,000 and an increase in trade payables and other accrued expenses of $1.1 million offset by an increase in accounts receivable of $1.7 million.

Net cash used in investing activities was $43,000 for the three months ended March 31, 2001 and $386,000 during the three months ended March 31, 2000. Nearly all of the investing activity in both periods was in property, plant and equipment.

Net cash used by financing activities was $5.0 million for the three months ended March 31, 2001 as opposed to $4.4 million provided by financing activities during the three months ended March 31, 2000. During the quarter ending March 31, 2001, the Company reduced its line of credit by $4.9 million as opposed to borrowing $4.5 million from its line of credit during the three months ended March 31, 2000.  The Company repaid $50,000 and $41,000 of long-term debt in the quarters ended March 31, 2001 and 2000 respectively.

As of March 31, 2001, the Company had $11.9 million of outstanding debt.  Of this amount, $3.4 million was from the Company’s $10 million line of credit established with its prime bank, Wells Fargo, N.A., and the remainder from a mortgage on the Company’s manufacturing/headquarters facility and a mortgage on the Company’s shipping facility.

The Company’s cash balance at March 31, 2000 was approximately $1.9 million. The Company believes that this amount, together with cash generated from operations and the cash availability from its line of credit, will be sufficient to fund its anticipated working capital needs and capital expenditures (other than financing necessary to complete future acquisitions, if any) for at least the next 12 months. The Company’s line of credit includes restrictions on future acquisitions and does not permit the Company to pay dividends. Future borrowings for potential acquisitions or other corporate needs may include additional restrictive covenants and such financing may not be available. In addition, there can be no assurance that attractive acquisition opportunities will be available to the Company or will be available at prices and upon such other terms that are attractive to the Company. The Company regularly evaluates the potential acquisition of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, the Company will publicly announce such acquisitions only after a definitive agreement has been signed. The Company currently has no commitments or agreements with respect to any acquisition. In addition, in order to meet its long–term liquidity needs or consummate future acquisitions, the Company may be required to incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company's market risk disclosures involves forward–looking statements. Actual results could differ materially from those projected in the forward–looking statements. The Company is exposed to market risk related to changes in interest rates. The risks related to foreign currency exchange rates are immaterial and the Company does not use derivative financial instruments.

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

PART II
OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 10.1, letter of agreement with Vern Brunner

(b)      No current reports on Form 8-K were filed by the Company during the three month period ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATROL, INC.
Date: 5/11/01	By: /s/ Elliott Balbert
Chairman, President and Chief Executive Officer
Date: 5/11/01	By: /s/ Dennis R. Jolicoeur
Chief Financial Officer and Executive
Vice President