Form 10-Q
period 2001-06-30
NATROL INC
filed 2001-08-14
CIK 1025573

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
––––––––––––

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __ TO ___

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
YES  ☒   NO  ☐
Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date:

Class	Outstanding as of July 31,2001

Common stock, $0.01 par value	12,742,457

PART 1

FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATROL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,571	$4,004
Accounts receivable, net of allowances of $515 and $479 at June 30, 2001 and December 31, 2000, respectively	8,571	9,574
Inventories	11,872	12,247
Deferred taxes	1,076	1,076
Income taxes receivable	544	4,091
Prepaid expenses and other current assets	836	839

Total current assets	26,470	31,831

Property and equipment:
Building and improvements	15,625	15,571
Machinery and equipment	5,568	5,539
Furniture and office equipment	1,916	1,863

	23,109	22,973
Accumulated depreciation and amortization	(4,934)	(4,215)

	18,175	18,758

Goodwill, net of accumulated amortization of $5,283 and $4,143 at June 30, 2001 and December 31, 2000, respectively	36,124	37,264
Other assets	65	68

Total assets	$80,834	$87,921

See accompanying notes

	June 30,	December 31,
	2001	2000

Liabilities and stockholders’ equity	(Unaudited)
Current liabilities:
Line of credit	$-	$8,300
Accounts payable	4,945	4,186
Accrued expenses	1,811	2,967
Accrued payroll and related liabilities	858	723
Current portion of long–term debt	256	256

Total current liabilities	7,870	16,432

Deferred income taxes, noncurrent	226	226
Long–term debt, less current portion	8,260	8,370

Commitments

Stockholders’ equity:
Preferred stock, par value of $0.01 per share:
Authorized shares – 2,000,000
Issued and outstanding shares – none	-	-
Common stock, par value of $0.01 per share:
Authorized shares – 50,000,000
Issued and outstanding shares – 13,664,357 and 13,658,820 at June 30, 2001 and December 31, 2000, respectively	137	137
Additional paid–in capital	61,790	61,782
Retained earnings	5,432	3,855

	67,359	65,774
Shares held in treasury, at cost— 921,900 and 625,900 shares at June 30, 2001 and December 31, 2000, respectively	(2,881)	(2,327)
Receivable from stockholder	-	(554)

Total stockholders’ equity	64,478	62,893

Total liabilities and stockholders’ equity	$80,834	$87,921

See accompanying notes

NATROL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

	(Unaudited )		(Unaudited)
Net sales	$20,277	$24,083	$40,046	$46,777
Cost of goods sold	11,043	14,808	22,109	26,720

Gross profit	9,234	9,275	17,937	20,057

Selling and marketing expenses	4,788	9,942	9,542	16,385
General and administrative expenses	2,726	2,713	5,400	5,634

Total operating expenses	7,514	12,655	14,942	22,019

Operating income (loss)	1,720	(3,380)	2,995	(1,962)

Interest income	27	26	93	43
Interest expense	(209)	(342)	(481)	(606)

Income (loss) before income tax provision (benefit)	1,538	(3,696)	2,607	(2,525)
Income tax provision (benefit)	618	(1,288)	1,030	(854)

Net income (loss)	$920	$(2,408)	$1,577	$(1,671)

Basic earnings (loss) per share	$0.07	$(0.18)	$0.12	$(0.13)

Diluted earnings (loss) per share	$0.07	$(0.18)	$0.12	$(0.13)

Weighted average shares outstanding - basic	12,742,282	13,163,430	12,791,880	13,238,175

Weighted average shares outstanding - diluted	12,894,621	13,163,430	12,890,350	13,238,175

See accompanying notes

NATROL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	Six Months Ended June 30,
	2001	2000

Operating Activities
Net income (loss)	$1,577	$(1,671)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	720	658
Amortization of goodwill	1,140	1,140
Provision for bad debts	307	102
Shares issued for services	6	126
Changes in operating assets and liabilities:
Accounts receivable	695	715
Inventories	374	551
Income taxes receivable/payable	3,547	(2,680)
Prepaid expenses and other current assets	3	(628)
Accounts payable	758	(1,248)
Accrued expenses	(1,156)	342
Accrued payroll and related liabilities	136	(796)

Net cash provided by (used in) operating activities	8,107	(3,389)

Investing Activities
Purchases of property and equipment	(135)	(443)
Other assets	2	8

Net cash used in investing activities	(133)	(435)

Financing Activities
Proceeds (repayments) on line of credit, net	(8,300)	6,850
Repayments on long-term debt	(109)	(102)
Purchases of treasury shares	-	(2,021)
Proceeds from stock purchase plan	2	45
Proceeds from exercise of stock options	-	266

Net cash provided by (used in) financing activities	(8,407)	5,038

Net increase (decrease) in cash and cash equivalents	(433)	1,214
Cash and cash equivalents, beginning of period	4,004	485

Cash and cash equivalents, end of period	$3,571	$1,699

See accompanying notes

NATROL, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly in all material respects the consolidated financial position of Natrol, Inc. and its subsidiaries (collectively, the "Company" or "Natrol") as of June 30, 2001 and the results of its operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Natrol's December 31, 2000 audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission (file number 000–24567).

2. INVENTORIES
Inventories consist of the following:

	June 30,	December 31,
	2001	2000

Raw material and packaging supplies	$6,598	$5,335
Finished goods	5,274	6,912

	$11,872	$12,247

3. COMPREHENSIVE INCOME
The Company’s comprehensive income items were not material at June 30, 2001 or December 31, 2000 and therefore no disclosures have been made.

4. SHIPPING AND HANDLING COSTS
Outbound shipping and fulfillment costs are classified as selling and marketing expenses and totaled $839 and $763 for the three months ended June 30, 2001 and 2000, respectively, and $1,575 and $1,514 for the six month periods ending June 30, 2001 and June 30, 2000, respectively.

5. EARNINGS PER SHARE
The Company calculates earnings per share in accordance with SFAS No. 128 "Earnings per share".  Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average of securities or other contracts to issue Common Stock as if these securities were exercised or converted to Common Stock.  Common Stock equivalent shares from stock options representing 1,682,500 shares have been excluded from the computation of diluted earnings per share for the three months ending June 30, 2001 and for the six months ending June 30, 2001 because the effect would be antidilutive.

6. STOCKHOLDERS' EQUITY
STOCK OPTIONS
Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” During the three months ended June 30, 2001, 460,000 stock options were granted with exercise prices equal to the fair value of the underlying Common Stock on the date of grant.

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

7. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with these new Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement could potentially result in a decrease in amortization expense of as much as $2,280 per year. However, during 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In April 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer. This consensus creates a presumption that consideration paid by a vendor to a retailer, such as slotting fees and cooperative advertising, should be classified as a reduction of revenues unless certain criteria are met. This consensus is effective for fiscal quarters beginning after December 15, 2001. The adoption of this consensus will not impact the Company’s financial position or results of operations, although adoption may result in the reclassification of some of these expenses from selling and marketing expenses to a reduction of revenues in the first quarter of fiscal 2002.

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
Information contained or incorporated by reference in this quarterly report on Form 10–Q and in other SEC filings by the Company contains “forward looking statements.”  The Company is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward looking statements. Examples of forward looking statements include, but are not limited to, the use of forward–looking terminology such as "believes," "expects," "may," "will," "should", "intend", "estimate", "assume", "plan" or "anticipates" or the negative thereof, other variations thereon, or comparable terminology, or by discussions of strategy that predict or indicate future events or trends or that are not historical facts. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect its current expectations of the approximate outcome of the matter discussed. The Company does not intend to update any such statements at any time in the future.

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

RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL
CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE RESPONSE TO
PART I, ITEM 1 OF THIS REPORT.

THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

NET SALES. Sales are recognized at the time product is shipped. Net sales are net of discounts, allowances, and estimated returns and credits.  Net sales decreased 15.8%, or $3.8 million, to $20.3 million for the three months ended June 30, 2001 from $24.1 million for the three months ended June 30, 2001.  Net sales during the quarter were adversely affected by returns of approximately $3.5 million which is approximately $1.6 million more than the $1.9 million of returns experienced in the quarter ending June 30, 2000. The remaining decline was due to an overall weakness in the general market for vitamins and nutritional supplements.  The Company cannot predict when consumer demand for vitamins and supplements as a whole will improve.

GROSS PROFIT.  Gross profit decreased 0.4%, or $41,000, to $9.2 million for the three months ended June 30, 2001 from $9.3 million for the three months ended June 30, 2000. Gross margin increased to 45.5% for the three months ended June 30, 2001 from 38.5% for the three months ended June 30, 2000.  Gross margin increased due to a decrease in inventory adjustments, a percentage decrease in manufacturing overhead expenses and positive changes in the product mix sold during the quarter ended June 30, 2001.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses decreased 51.8%, or $5.2 million, to $4.8 million for the three months ended June 30, 2001 from $9.9 million for the three months ended June 30, 2000. The level of selling and marketing expenditures in the quarter ending June 30, 2001 was in line with historical averages.  Sales and marketing expenditures in the quarter ending June 30, 2000 were high by historical standards, increasing 118.7% relative the same quarter in 1999.  The increase in the quarter ending June 30, 2000 was primarily due to additional advertising and an increase in sales incentives and promotional programs with retailers designed to secure shelf space, increase sales to consumers and support the Company’s higher level of sales.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization. General and administrative expenses were essentially the same, $2.7 million for the three months ended June 30, 2001 and for the three months ended June 30, 2000.  General and administrative expenses were favorably affected by the fact that Elliott Balbert, President and Chairman of the Board of Natrol, voluntarily chose to not accept a salary during this quarter. His salary during the quarter ended June 30, 2000 amounted to $150,000.  Had he not refused to take a salary during the quarter ending June 30, 2001, general and administrative expenses would have risen 6.0% to $2.9 million.  This increase was primarily attributable to a write down of bad debts during the quarter.  Mr. Balbert will resume accepting a salary in the third quarter of 2001 amounting to $150,000 per quarter.

INTEREST EXPENSE.  Interest expense decreased 38.9% to $209,000 for the three months ended June 30, 2001 from $342,000 for the three months ended June 30, 2000. The decrease was due to the Company’s ability to reduce the balance of its line of credit from $3.4 million to zero during the quarter. During the quarter ending June 30, 2000, the Company maintained an average line of credit balance of $7.4 million.

INCOME TAX PROVISION. The Company’s effective tax rate increased to 40.2% in the second quarter of 2001 from 34.8% in the second quarter of 2000. Due to the Company’s net loss for the three months ended June 30, 2000, the Company recorded an income tax benefit for that quarter.

SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

NET SALES. Net sales decreased 14.4%, or $6.7 million, to $40.0 million for the six months ended June 30, 2001 from $46.8 million for the six months ended June 30, 2000. Net sales during the six month period were adversely affected by returns of approximately $7.1 million which is approximately $3.8 million more than the $3.3 million of returns experienced in the six months ending June 30, 2000. The remaining decline was due to an overall weakness in the general market for vitamins and nutritional supplements.  The Company cannot predict when consumer demand for vitamins and supplements as a whole will improve.

GROSS PROFIT.  Gross profit declined 10.6%, or $2.1 million, to $17.9 million for the six months ended June 30, 2001 from $20.1 million for the six months ended June 30, 2000. Gross margin increased to 44.8% for the six months ended June 30, 2001 from 42.9% for the six months ended June 30, 2000. Gross margin increased due to a decrease in inventory adjustments, a percentage decrease in manufacturing overhead expenses and positive changes in product mix sold during the six months ended June 30, 2001.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses decreased 41.8%, or $6.8 million, to $9.5 million for the six months ended June 30, 2001 from $16.4 million for the six months ended June 30, 2000. The level of selling and marketing expenditures during the six months ending June 30, 2001 was in line with historical averages.  Selling and marketing expenses during the six months ending June 30, 2000 were above historical averages  due to additional advertising and an increase in sales incentives and promotional programs with retailers designed to secure shelf space, increase sales to consumers and support the Company’s higher level of sales.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization. General and administrative expenses decreased 4.2%, or $234,000 to $5.4 million for the six months ended June 30, 2001 from $5.6 million for the six months ended June 30, 2000. General and administrative expenses were favorably affected by the fact that Elliott Balbert, President and Chairman of the Board of Natrol, voluntarily chose to not accept a salary during the first six months of 2001. His salary during the six months ended June 30, 2000 amounted to $300,000.  Had he not refused to take a salary during the six months ending June 30, 2001, general and administrative expenses would have risen by $66,000.  This increase was primarily attributable to a write down of bad debts during the period.  Mr. Balbert will resume accepting a salary in the third quarter of 2001 amounting to $150,000 per quarter.

INTEREST EXPENSE.  Interest expense decreased to $481,000 for the six months ended June 30, 2001 from $606,000 for the six months ended June 30, 2000. The decrease was due to the Company’s ability to reduce its borrowings from its line of credit from $8.3 million to zero during the six months ending June 30, 2001.  The Company increased its borrowings from its line of credit from $1.8 million to $8.7 million during the six months ended June 30, 2000.

INCOME TAX PROVISION. The Company’s effective tax rate was increased to 39.5% in the six months ended June 30, 2001 from 33.8% in the six months ended June 30, 2000.  Due to the Company’s net loss for the six months ended June 30, 2000, the Company recorded an income tax benefit for the period.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had working capital of $18.6 million, as compared to $15.4 million in working capital at December 31, 2000. The increase was primarily due to a decrease in the balance of the Company’s line of credit offset by decreases in cash, trade receivables, inventories and income taxes receivable.

Net cash provided by operating activities was $8.1 million for the six months ended June 30, 2001 versus net cash used of $3.4 million for the six months ended June 30, 2000. The increase in cash provided by operating activities during the six month period ended June 30, 2001 was primarily due to net income of $1.6 million, a decrease in trade receivables of $695,000, a decrease in inventory levels of $374,000, depreciation and amortization of $1.9 million, a decrease of prepaid expenses and income tax receivables of $3.5 million offset by a decrease in accrued expenses of $1.2 million.

Net cash used in investing activities was $133,000 for the six months ended June 30, 2001 and $435,000 during the six months ended June 30, 2000. Nearly all of the investing activity in both periods was in property, plant and equipment.

Net cash used by financing activities was $8.4 million for the six months ended June 20, 2001 as opposed to $5.0 million provided by financing activities during the six months ended June 30, 2000. During the six ending June 30, 2001, the Company reduced its line of credit by $8.3 million as opposed to borrowing $6.9 million from its line of credit during the six months ended June 30, 2000.  The Company repaid $109,000 and $102,000 of long-term debt in the six months ended June 30, 2001 and 2000, respectively.

As of June 30, 2001, the Company had $8.5 million of outstanding debt all of which is the result of a mortgage on the Company’s manufacturing/headquarters facility and a mortgage on the Company’s shipping facility.

The Company’s cash balance at June 30, 2000 was approximately $3.6 million. The Company believes that this amount, together with cash generated from operations and the cash availability from its line of credit, will be sufficient to fund its anticipated working capital needs and capital expenditures (other than financing necessary to complete future acquisitions, if any) for at least the next 12 months. The Company’s line of credit includes restrictions on future acquisitions and does not permit the Company to pay dividends or to repurchase stock. Future borrowings for potential acquisitions or other corporate needs may include additional restrictive covenants and such financing may not be available. In addition, there can be no assurance that attractive acquisition opportunities will be available to the Company or will be available at prices and upon such other terms that are attractive to the Company. The Company regularly evaluates the potential acquisition of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, the Company will publicly announce such acquisitions only after a definitive agreement has been signed. The Company currently has no commitments or agreements with respect to any acquisition. In addition, in order to meet its long–term liquidity needs or consummate future acquisitions, the Company may be required to incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

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

PART II
OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The 2001 Annual Meeting of Stockholders of Natrol, Inc. (the “Annual Meeting”) was held on June 14, 2001.
b)	At the Annual Meeting, the following were re-elected to the Company’s Board of Directors:

	Votes For	Votes Withheld

Elliott Balbert	13,052,759	37,745
Dennis DeConcini	12,037,919	52,585

The following individuals are members of the Company’s Board of Directors whose terms of office as directors continued after the Annual Meeting:

Vernon Brunner
Dennis Griffin
Dennis Jolicoeur
Norman Kahn
P. Andrews McLane

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATROL, INC.

Date: 8/14/01	By: /s/ Elliott Balbert

Chairman, President and Chief Executive Officer

Date: 8/14/01	By: /s/ Dennis R. Jolicoeur

Chief Financial Officer and Executive
Vice President