Form 10-Q
period 2001-09-30
NATROL INC
filed 2001-11-14
CIK 1025573

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark one)

        ☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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
YES  ☒   NO  ☐
Indicate the number of shares outstanding of the issuer's common stock, as of the latest practicable date:

Class	November 1, 2001

Common stock, $0.01 par value	12,783,454

PART 1

FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATROL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30,	December 31,
	2001	2000
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,535	$4,004
Accounts receivable, net of allowances of $652 and $479 at September 30, 2001 and December 31, 2000, respectively	11,545	9,574
Inventories	13,014	12,247
Deferred taxes	1,076	1,076
Income taxes receivable	526	4,091
Prepaid expenses and other current assets	1,637	839
Total current assets	31,333	31,831

Property and equipment:
Building and improvements	15,625	15,571
Machinery and equipment	5,616	5,539
Furniture and office equipment	1,978	1,863
	23,219	22,973
Accumulated depreciation and amortization	(5,261)	(4,215)
	17,958	18,758

Goodwill, net of accumulated amortization of $5,853 and $4,143 at September 30, 2001 and December 31, 2000, respectively	35,554	37,264
Other assets	56	68
Total assets	$84,901	$87,921

See accompanying notes

	September 30,	December 31,
	2001	2000
Liabilities and stockholders’ equity	(Unaudited)
Current liabilities:
Line of credit	$-	$8,300
Accounts payable	5,825	4,186
Accrued expenses	3,887	2,967
Accrued payroll and related liabilities	940	723
Current portion of long–term debt	256	256
Total current liabilities	10,908	16,432

Deferred income taxes, noncurrent	226	226
Long–term debt, less current portion	8,172	8,370

Commitments

Stockholders’ equity:
Preferred stock, par value of $0.01 per share:
Authorized shares – 2,000,000
Issued and outstanding shares – none	-	-
Common stock, par value of $0.01 per share:
Authorized shares – 50,000,000
Issued and outstanding shares – 13,705,354 and 13,658,820 at September 30, 2001 and December 31, 2000, respectively	137	137
Additional paid–in capital	61,859	61,782
Retained earnings	6,480	3,855
	68,476	65,774
Shares held in treasury, at cost— 921,900 and 625,900 shares at September 30, 2001 and December 31, 2000, respectively	(2,881)	(2,327)
Receivable from stockholder	-	(554)
Total stockholders’ equity	65,595	62,893
Total liabilities and stockholders’ equity	$84,901	$87,921

See accompanying notes

NATROL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

	Three months ended September 30,		Nine months ended September 30,

	2001	2000	2001	2000
	(Unaudited )		(Unaudited)
Net sales	$21,199	$22,283	$61,245	$69,061
Cost of goods sold	10,937	12,109	33,046	30,232
Gross profit	10,262	10,174	28,199	30,232

Selling and marketing expenses	5,616	7,652	15,158	24,038
General and administrative expenses	2,800	2,926	8,201	8,560
Total operating expenses	8,416	10,578	23,359	32,598
Operating income (loss)	1,846	(404)	4,840	(2,366)

Interest income	32	27	126	70
Interest expense	(153)	(463)	(634)	(1,069)
Income (loss) before income tax provision (benefit)	1,725	(840)	4,332	(3,365)
Income tax provision (benefit)	677	(319)	1,707	(1,172)
Net income (loss)	$1,048	$(521)	$2,625	$(2,193)

Basic earnings (loss) per share	$0.08	$(0.04)	$0.21	$(0.16)

Diluted earnings (loss) per share	$0.08	$(0.04)	$0.20	$(0.16)

Weighted average shares outstanding - basic	12,764,768	13,112,295	12,790,393	13,305,898

Weighted average shares outstanding - diluted	13,455,018	13,112,295	13,202,837	13,305,898

See accompanying notes

NATROL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Operating Activities
Net income (loss)	$2,625	$(2,193)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,046	993
Amortization of goodwill	1,710	1,710
Provision for bad debts	436	95
Shares issued for services	8	126
Changes in operating assets and liabilities:
Accounts receivable	(2,407)	1,247
Inventories	(768)	705
Income taxes receivable/payable	3,565	(2,940)
Prepaid expenses and other current assets	(798)	(1,313)
Accounts payable	1,639	(22)
Accrued expenses	920	448
Accrued payroll and related liabilities	217	(625)
Net cash provided by (used in) operating activities	8,193	(1,769)

Investing Activities
Purchases of property and equipment	(246)	(525)
Other assets	12	11
Net cash used in investing activities	(234)	(514)

Financing Activities
Proceeds (repayments) on line of credit, net	(8,300)	7,500
Repayments on long-term debt	(197)	(173)
Purchases of treasury shares	-	(2,327)
Proceeds from stock purchase plan	22	47
Proceeds from exercise of stock options	47	264
Net cash provided by (used in) financing activities	(8,428)	5,311

Net increase (decrease) in cash and cash equivalents	(469)	3,028
Cash and cash equivalents, beginning of period	4,004	485
Cash and cash equivalents, end of period	$3,535	$3,513

See accompanying notes

NATROL, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly in all material respects the consolidated financial position of Natrol, Inc. and its subsidiaries (collectively, the "Company" or "Natrol") as of September 30, 2001 and the results of its operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

2. INVENTORIES
Inventories consist of the following:

	September 30,	December 31,
	2001	2000

Raw material and packaging supplies	$5,669	$5,335
Finished goods	7,345	6,912
	$13,014	$12,247

3. COMPREHENSIVE INCOME
The Company’s comprehensive income items were not material at September 30, 2001 and 2000, or December 31, 2000 and therefore no disclosures have been made.

4. SHIPPING AND HANDLING COSTS
Outbound shipping and fulfillment costs are classified as selling and marketing expenses and totaled $878 and $818 for the three months ended September 30, 2001 and 2000, respectively, and $2,453 and $2,332 for the nine month periods ending September 30, 2001 and September 30, 2000, respectively.

5. EARNINGS PER SHARE
The Company calculates earnings per share in accordance with SFAS No. 128 "Earnings per share".  Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average of securities or other contracts to issue Common Stock as if these securities were exercised or converted to Common Stock.  Common Stock equivalent shares from stock options representing 1,060,000 shares have been excluded from the computation of diluted earnings per share for the three months ending September 30, 2001 and for the nine months ending September 30, 2001 because the effect would be antidilutive.

6. STOCKHOLDERS' EQUITY
STOCK OPTIONS
Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” During the three months ended September 30, 2001, 15,000 stock options were granted with exercise prices equal to the fair value of the underlying Common Stock on the date of grant.

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

7. CREDIT AGREEMENT

In August 2001, the Company amended its credit agreement with its bank to reduce the amount of the revolving line of credit available for borrowings from $10.0 million to $5.0 million, based on a formula. Other terms of the agreement remain substantially the same.

8. RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2001, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue 00-25, Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer. This consensus creates a presumption that consideration paid by a vendor to a retailer, such as slotting fees and cooperative advertising, should be classified as a reduction of revenues unless certain criteria are met. This consensus is effective for fiscal quarters beginning after December 15, 2001. The adoption of this consensus will not impact the Company’s financial position or results of operations, although adoption may result in the reclassification of some of these expenses from selling and marketing expenses to a reduction of revenues in the first quarter of fiscal 2002.

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

Factors that could cause or contribute to the Company's actual results differing materially from those discussed herein or for the Company's stock price to be affected adversely include, but are not limited to: (i) industry trends, including a general downturn or slowing of the growth of the dietary supplement industry which has occurred during the past year and may continue, (ii) increased competition from current competitors and new market entrants, (iii) adverse publicity regarding the dietary supplement industry or the Company's products, (iv) the Company's dependence upon its ability to develop new products, (v) a continued high rate (or increase in the rate) of returns of the Company's products, (vi) the Company's ability to gain or expand distribution within new or existing accounts and new or existing channels of trade, (vii) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising, or rebates, (viii) adverse changes in government regulation, (ix) exposure to product liability claims, (x) dependence on significant customers, (xi) the Company's ability to keep and attract key management employees, (xii) the Company's inability to manage growth and execute its business plan, (xiii) the Company's ability to consummate future acquisitions and its ability to integrate acquired businesses, including without limitation Prolab Nutrition, Inc. ("Prolab"), acquired in October, 1999 (xiv) the absence of clinical trials for many of the Company's products, (xv) the Company's inability to obtain raw materials that are in short supply including its ability to obtain garlic powders under its supply agreement with ConAgra for its Essentially Pure Ingredient (EPI) raw material sales division, (xvi) sales and earnings volatility, (xvii) volatility of the stock market (xviii) the Company's ability to manufacture its products efficiently, (xix) the Company's ability to manage inventory or sell its inventory before such inventory becomes outdated, (xx) the Company's reliance on independent brokers to sell its products, (xxi) the inability of the Company to protect its intellectual property, (xxii) control of the Company by principal shareholders, (xxiii) the possible sale of large amounts of stock by controlling shareholders, (xxiv) a continued general downturn in the national economy as a whole,  (xxv) continued market acceptance of Natrol supplements, Laci Le Beau teas, Prolab's sports nutrition products, and Essentially Pure Ingredients' raw material products, and (xxvi) continuing political and economic uncertainty stemming from terrorists attacks on the United States and the ongoing war on terrorism.

RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL
CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE RESPONSE TO
PART I, ITEM 1 OF THIS REPORT.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

NET SALES. Sales are recognized at the time product is shipped. Net sales are net of discounts, allowances, and estimated returns and credits.  Net sales decreased 4.9%, or $1.1 million, to $21.2 million for the three months ended September 30, 2001 from $22.3 million for the three months ended September 30, 2000.  Net sales during the quarter were adversely affected by returns of approximately $2.6 million which is approximately $0.6 million less than the $3.2 million of returns experienced in the quarter ending September 30, 2000. The net decline in shipments  of $1.7 million was due to an overall weakness in the general market for vitamins and nutritional supplements.  The Company cannot predict when consumer demand for vitamins and supplements as a whole will improve.

GROSS PROFIT.  Gross profit increased 0.9%, or $88,000, to $10.3 million for the three months ended September 30, 2001 from $10.2 million for the three months ended September 30, 2000. Gross margin increased to 48.4% for the three months ended September 30, 2001 from 45.7% for the three months ended September 30, 2000.  Gross margin increased due to a lower level of returns, a decrease in inventory adjustments, a percentage decrease in manufacturing overhead expenses and positive changes in the product mix sold during the quarter ended September 30, 2001.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses decreased 26.6%, or $2.0 million, to $5.6 million for the three months ended September 30, 2001 from $7.7 million for the three months ended September 30, 2000. The level of selling and marketing expenditures in the quarter ending September 30, 2001 was in line with historical averages.  Sales and marketing expenditures in the quarter ending September 30, 2000 were high by historical standards, increasing 50.6% relative the same quarter in 1999.  The increase in the quarter ending September 30, 2000 was primarily due to additional advertising and an increase in sales incentives and promotional programs with retailers designed to secure shelf space, increase sales to consumers and support the Company’s higher level of sales.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization. General and administrative expenses decreased 4.3%, or $126,000, to $2.8 million  for the three months ended September 30, 2001 from  $2.9 million for the three months ended September 30, 2000.  The decrease is not considered to be of significance for the quarter.

INTEREST EXPENSE.  Interest expense decreased 66.9% to $153,000 for the three months ended September 30, 2001 from $463,000 for the three months ended September 30, 2000. The decrease was due to the fact that the Company did not use its line of credit during the quarter ended September 30, 2001. During the quarter ending September 30, 2000, the Company maintained an average line of credit balance of $9.0 million.

INCOME TAX PROVISION. The Company’s effective tax rate increased to 39.2% in the third quarter of 2001 from 38.0% in the third quarter of 2000. Due to the Company’s net loss for the three months ended September 30, 2000, the Company recorded an income tax benefit for that quarter.

NINE  MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

NET SALES. Net sales decreased 11.3%, or $7.8million, to $61.2 million for the nine months ended September 30, 2001 from $69.1 million for the nine months ended September 30, 2000. Net sales during the nine month period were adversely affected by returns of approximately $9.8 million which is approximately $2.7 million more than the $7.1 million of returns experienced in the nine months ending September 30, 2000. The remaining decline was due to an overall weakness in the general market for vitamins and nutritional supplements.  The Company cannot predict when consumer demand for vitamins and supplements as a whole will improve.

GROSS PROFIT.  Gross profit declined 6.7%, or $2.0 million, to $28.2 million for the nine months ended September 30, 2001 from $30.2 million for the nine months ended September 30, 2000. Gross margin increased to 46.0% for the nine months ended September 30, 2001 from 43.8% for the nine months ended September 30, 2000. Gross margin increased due to a decrease in inventory adjustments, a percentage decrease in manufacturing overhead expenses and positive changes in product mix sold during the nine months ended September 30, 2001.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses decreased 36.9%, or $8.8 million, to $15.2 million for the nine months ended September 30, 2001 from $24.0 million for the nine months ended September 30, 2000. The level of selling and marketing expenditures during the nine months ending September 30, 2001 was in line with historical averages.  Selling and marketing expenses during the nine months ending September 30, 2000 were above historical averages  due to additional advertising and an increase in sales incentives and promotional programs with retailers designed to secure shelf space, increase sales to consumers and support the Company’s higher level of sales.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization. General and administrative expenses decreased 4.2%, or $359,000 to $8.2 million for the nine months ended September 30, 2001 from $8.6 million for the nine months ended September 30, 2000. General and administrative expenses were favorably affected by the fact that Elliott Balbert, President and Chairman of the Board of Natrol, voluntarily chose to not accept a salary during the first six months of 2001. His salary during the six months ended June 30, 2000 amounted to $300,000.  Had he not refused to take a salary during the nine months ending September 30, 2001, general and administrative expenses would have declined by $59,000.  The Company does not consider the change in year over year general and administrative expenses to be significant.

INTEREST EXPENSE.  Interest expense decreased to $634,000 for the nine months ended September 30, 2001 from $1.1 million for the nine months ended September 30, 2000. The decrease was due to the Company’s ability to reduce its borrowings from its line of credit from $8.3 million to zero during the nine months ending September 30, 2001.  The Company increased its borrowings from its line of credit from $1.8 million to $9.3 million during the nine months ended September 30, 2000.

INCOME TAX PROVISION. The Company’s effective tax rate increased to 39.4% in the nine months ended September 30, 2001 from 34.9% in the nine months ended September 30, 2000.  Due to the Company’s net loss for the nine months ended September 30, 2000, the Company recorded an income tax benefit for that period.

LIQUIDITY AND CAPITAL RESOURCE

At September 30, 2001, the Company had working capital of $20.4 million, as compared to $15.4 million in working capital at December 31, 2000. The increase was primarily due to a decrease in the balance of the Company’s line of credit, an increase in trade receivables, inventories and prepaid expenses,  offset by decreases in cash, income tax  receivables and an increase in trade payables, accrued expenses and accrued payroll liabilities

Net cash provided by operating activities was $8.2 million for the nine months ended September 30, 2001 versus net cash used of $1.8 million for the nine months ended September 30, 2000. The increase in cash provided by operating activities during the nine month period ended September 30, 2001 was primarily due to net income of $2.6 million, a decrease in income tax receivables of $3.6 million, an increase in payables, accrued expenses and payroll liabilities of $2.8 million, offset by an increase in accounts receivable of $2.4 million and an increase in inventories of  $0.8 million.

Net cash used in investing activities was $234,000 for the nine months ended September 30, 2001 and $514,000 during the nine months ended September 30, 2000. Nearly all of the investing activity in both periods was in property, plant and equipment.

Net cash used by financing activities was $8.4 million for the nine months ended September 30, 2001 as opposed to $5.3 million provided by financing activities during the nine months ended September 30, 2000. During the nine ending September 30, 2001, the Company reduced its line of credit by $8.3 million as opposed to borrowing $7.5 million from its line of credit during the nine months ended September 30, 2000.  The Company repaid $198,000 and $173,000 of long-term debt in the nine months ended September 30, 2001 and 2000, respectively. During the nine months ended September 30, 2000 the Company repurchased $2.3 million of stock which it classified as treasury shares.  The Company also received $264,000 from the exercise of employee stock options as well as $47,000 from the Company’s employee stock purchase plan during the nine months ended September 30, 2000.

As of September 30, 2001, the Company had $8.4 million of outstanding debt all of which is the result of a mortgage on the Company’s manufacturing/headquarters facility and a mortgage on the Company’s shipping facility.

The Company’s cash balance at September 30, 2001 was approximately $3.5 million. The Company believes that this amount, together with cash generated from operations and the cash availability from its line of credit, will be sufficient to fund its anticipated working capital needs and capital expenditures (other than financing necessary to complete future acquisitions, if any) for at least the next 12 months. The Company entered into an amendment of its line of credit with Wells Fargo Bank, N.A. on August 1, 2001 to reduce borrowing availability under the line of credit from $10.0 million to $5.0 million. The Company’s line of credit includes restrictions on future acquisitions and does not permit the Company to pay dividends or to repurchase stock. Future borrowings for potential acquisitions or other corporate needs may include additional restrictive covenants and such financing may not be available. In addition, there can be no assurance that attractive acquisition opportunities will be available to the Company or will be available at prices and upon such other terms that are attractive to the Company. The Company regularly evaluates the potential acquisition of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. As a general rule, the Company will publicly announce such acquisitions only after a definitive agreement has been signed. The Company currently has no commitments or agreements with respect to any acquisition. In addition, in order to meet its long–term liquidity needs or consummate future acquisitions, the Company may be required to incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue its strategy and could negatively affect its operations in future periods.

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

PART II

OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed

Exhibit 10.1  First Amendment to Credit Agreement with Wells Fargo Bank, N.A. entered into on August 1, 2001

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATROL, INC.

Date: 11/14/01	By: /s/ Elliott Balbert

Chairman, President and Chief Executive Officer

Date: 11/14/01	By: /s/ Dennis R. Jolicoeur

Chief Financial Officer and Executive Vice President