Form 10-K
period 2001-12-31
NATROL INC
filed 2002-03-29
CIK 1025573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS

PURSUANT TO SECTIONS 13 AND 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to             .

Commission File No: 000-24567

NATROL, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-3560780
(State of Incorporation)	(I.R.S. Employer Identification No.)

21411 Prairie Street
Chatsworth, California 91311
(Address of principal executive offices)

(818) 739-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates of the registrant on March 15,2002 was approximately $23.1 million based upon the closing price per share of the registrant’s Common Stock as reported on the NASDAQ National Market on such date. Calculations of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 10% or more of the outstanding Common Stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2002, the registrant had 12,842,714 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NATROL, INC.

2001 ANNUAL REPORT on Form 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward looking statements.” The Company is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward looking statements. Examples of forward looking statements include, but are not limited to, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should”, “intend”, “estimate”, “assume”, “plan” or “anticipates” or the negative thereof, other variations thereon, or comparable terminology, or by discussions of strategy that predict or indicate future events or trends or that are not historical facts. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect its current expectations of the approximate outcome of the matter discussed. The Company does not undertake to update any such statements at any time in the future.

The Company’s ability to predict results or the effect of certain events on the Company’s operating results is inherently uncertain. Forward-looking statements should not be unduly relied on since they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company’s control. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein, including the factors discussed under the caption “Business Risk Factors & Factors Affecting Forward Looking Statements,” and factors discussed in other past reports, including but not limited to the prior year annual reports on Form 10-K filed with the Securities and Exchange Commission. The factors discussed herein may not be exhaustive. Therefore, the factors contained herein should be read together with other reports and documents that are filed by the Company with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this document.

Factors that could cause or contribute to the Company’s actual results differing materially from those discussed herein or for the Company’s stock price to be affected adversely include, but are not limited to: (i) industry trends, including a general downturn or slowing of the growth of the dietary supplement industry which has occurred during the past two years and may continue, (ii) increased competition from current competitors and new market entrants including but not limited to increased competition from private label house brands supported by retailers seeking to increase the market share of their proprietary house brands, (iii) adverse publicity regarding the dietary supplement industry or the Company’s products, (iv) the Company’s dependence upon its ability to develop new products, (v) a continued high rate (or increase in the rate) of returns of the Company’s products, (vi) the Company’s ability to gain or expand or maintain distribution within new or existing customers and new or existing channels of trade, (vii) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising, or rebates, (viii) adverse changes in government regulation, (ix) exposure to product liability claims including product liability claims from products which include ephedrine or other products for which the Company has either not been able to secure product liability coverage or been able to secure such coverage at reasonable prices. (as of March 15, 2002, the availability of product liability insurance for ephedrine based products was non-existent), (x) dependence on significant customers, (xi) the Company’s ability to keep and attract key management employees, (xii) the Company’s inability to manage growth and execute its business plan, or the Company’s ability to modify its business plan in response to market conditions, including, but not limited to, its ability to enter new businesses and capitalize upon new business opportunities (xiii) the Company’s ability to consummate future acquisitions and its ability to integrate acquired businesses, including without limitation Prolab Nutrition, Inc. (“Prolab”), acquired in October, 1999 for which the Company took a $20 million impairment charge in the year ending December 31, 2001 due to the write down of goodwill associated with the acquisition, (xiv) the absence of conclusive clinical studies for many of the Company’s products, (xv) the Company’s inability to obtain raw materials that are in short supply including its ability to obtain garlic powders under its supply agreement with ConAgra for its Essentially Pure Ingredient (EPI) raw material sales division, (xvi) sales and earnings volatility, (xvii) volatility of the stock market (xviii) the Company’s ability to manufacture its products efficiently, (xix) the Company’s ability to manage inventory or sell its inventory before such inventory becomes outdated, (xx) the Company’s reliance on independent brokers to sell its products, (xxi) the inability of the Company to protect its intellectual property, (xxii) control of the Company by principal shareholders, (xxiii) the possible sale of large amounts of stock by controlling shareholders, (xxiv) a general downturn in the national economy as a whole, and (xxv) continued market acceptance of Natrol supplements, Laci Le Beau teas, Prolab’s sports nutrition products, and Essentially Pure Ingredients’ raw material products.

PART I

ITEM 1.  BUSINESS

The Company’s executive offices are located at 21411 Prairie Street, Chatsworth, California 91311 and its telephone number is 818-739-6000. Unless the context otherwise requires the terms the “Company” and “Natrol” refer to Natrol, Inc. and, as applicable, its direct and indirect subsidiaries.

GENERAL

Natrol manufactures and markets branded, high-quality dietary supplements, herbal teas, nutraceutical ingredients and sports nutrition products. The Company’s core Natrol brand focuses on supplements that are in high demand as well as specialty niche and proprietary formulations that have potentially strong margins. The Company positions Natrol as a premium brand of vitamins, minerals and other supplements rather than as a value brand. The Company manufactures and sells approximately 185 products packaged into approximately 670 SKUs.

Dietary supplements are sold primarily under the Company’s Natrol brand. These supplements include vitamins, minerals, hormonal supplements, herbal products and specialty combination formulas that contribute to an individual’s mental or physical well-being. The Company sells its products through multiple distribution channels throughout the United States. These channels include domestic health food stores and mass market drug, retail and grocery store chains. The Company also sells its products through independent catalogs, internet shopping sites, and, to a limited degree, within select foreign countries through international distributors. The Company’s strategy emphasizes building strong recognition of the Natrol brand across multiple distribution channels through an advertising strategy that includes print advertising, television advertising,  radio advertising and coop advertising spending with customers designed to build consumer awareness and increase the purchase of its products by consumers.

Herbal teas are sold under the Company’s Laci Le Beau brand name. Laci Le Beau teas are flavored herbal teas. The primary tea category is Laci Le Beau Dieter’s tea. The Company uses essentially the same sales people and brokers to sell teas as it does supplements. And, as with its supplement business, the Company’s strategy emphasizes building strong recognition of the Laci Le Beau brand across multiple distribution channels.

In October 1999, the Company acquired Prolab Nutrition, Inc. The Prolab sports nutrition line of products is targeted to body builders and health minded individuals seeking a high degree of physical fitness. Prolab’s products include supplements designed to help these individuals gain and lose weight as well as improve muscle mass and muscle definition. Prolab products are sold through gyms, health food stores, and internationally, through selected distributors. Prolab products are sold primarily by a dedicated Prolab sales force. However, Prolab shares many Natrol resources and the Prolab and Natrol sales forces coordinate the dissemination of information on Prolab products and promotional activity.

The Company also sells nutraceutical grade ingredients, primarily garlic, vegetable powders, kava kava, melatonin, soy isoflavones and cetyl myristoleate complex to other manufacturers. In 2000, the Company renamed its ingredient supply division from Pure-Gar to Essentially Pure Ingredients (EPI). The Company’s strategy is to establish exclusive relationships with primary manufacturers of raw materials and to sell these ingredients to other users of nutraceutical grade materials. EPI maintains an independent national sales force.

The Company’s consumer products fall into the general definition of vitamin, minerals, and supplements. Each year the Company strives to broaden its product offering so as to increase revenue and gross profits while lessening the Company’s dependence upon any one product.

Only one line of products, the MSM-line of joint care products with 10.2% of gross sales, accounted for more than 10% of the Company’s gross sales in 2001. In 2000, MSM products accounted for 13.4% of the Company’s gross sales.

The Laci Le Beau tea business accounted for approximately 7.2% of the Company’s gross sales in 2001 and the Essentially Pure Ingredients business which accounted for 7.2% of the Company’s business. Prolab Nutrition Inc., which sells a variety of sports nutrition products accounted for 22.4% of the Company’s gross sales during the year 2001.

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

Within the health food channel of trade, the Company maintains a sales staff of approximately 12 representatives across the country who are managed by a national manager and two regional managers who report to the Company’s Vice President of Sales. These sales representatives call on individual store owners and distributors promoting the Natrol, Laci Le Beau and Prolab lines.

The mass market distribution channel is managed by the Company’s Vice President of Sales, a Vice President of National Accounts and regional managers who work with a network of independent brokers. The Company’s employees service certain of its larger mass market accounts directly while independent brokers service others in conjunction with the Company’s management. The Company sells its products to mass market merchandisers either directly or through distributors of vitamins, minerals and other supplement products such as Bergen Brunswick, McKesson and Cardinal. Some of the Company’s major mass market retail customers are Walgreens, CVS, American Drug Stores, Rite Aid, Long’s Drug, Drug Emporium, Eckerd, Snyders, Brooks Drug, Wal-Mart, Kmart, Target, ShopKo, BJ’s Wholesale Club and Sam’s Clubs. The Company also sells its products in grocery stores and supermarkets, including Dominick’s, Ralphs, Von’s, Schnucks, Cub Foods, Food For Less and Wegmans.

Sales of vitamins and supplements within the mass market channel of trade for the industry as a whole have been showing negative trends during the last two years.  In addition, many mass market retailers have, during this period of time, either expanded or placed additional emphasis on in-house private label brands.  This combination of factors has placed increased pressure on branded vitamin and supplement companies such as Natrol.   Many mass market retailers have, within recent months, begun to reduce shelf space allocated to vitamins and supplements as a whole or they have announced that such reductions were intended.  In this negative environment, the Company’s central strategy is to ensure that should any of its shelf space be reduced, that its most profitable items remain on retailers shelves.  This strategy pertains to the Company’s core products.  In addition, the Company is continually seeking to develop or acquire rights to new products able to capture a substantial consumer following.

Market data for the health food channel of trade is not as available and the quality of information that is produced is not as reliable as that for the mass market channel of trade.  Even so, anecdotal evidence indicates that market trends for the health food channel of trade have also been negative.  The Company, however, believes that its product line is under represented within the health food channel of trade and its strategy within that channel of trade is to ensure that  retail outlets carry  a higher percentage of what the Company considers to be its core line of products.

The Company provides retailers in both the health food store and the mass market distribution channels with a wide array of comprehensive services tailored to meet their individual needs. In the health food store channel, the Company’s dedicated sales force maintains direct and regular contact with key store personnel, informing them of new product developments and industry trends, aiding them in the design of store sets and creating merchandising programs that promote brand and category awareness. The Company’s regional sales managers and independent brokers in the mass market distribution channel work with corporate buyers focusing on special promotional activities and brand and category awareness in order to improve the consumer take away of Natrol products and increase the  movement of items through each outlet. The objective of these activities is to build strong relationships with the Company’s marketing partners, to increase the number of stores carrying its products and improve the profitability of the items sold within each of the Company’s trading partners.

Prolab products are sold primarily through gyms, health food stores and internationally through designated distributors.  There is little overlay between the Prolab distributors and those distributors served by the  Natrol brand in its health food channel of trade. The typical Prolab distributor specializes in distributing sports nutrition products.  Approximately 43.1% of Prolab’s business is to distributor’s whose business is to sell product to European, Canadian and other non-domestic accounts.

Prolab’s domestic sales are primarily to distributors who in turn service retail accounts. Prolab’s distributor network focuses on health food stores and gyms that cater to body builders and other individuals seeking a high level of fitness.

Prolab’s sales force is independent of Natrol’s sales’ force. However, the two sales forces coordinate efforts where appropriate.

The Company had no customer whose sales amounted to more than 10% of the Company’s gross sales during the last two years.

PRIVATE LABEL AND INGREDIENT SUPPLY SALES

The Company manufactures a number of products pursuant to contracts with customers who distribute the products under their own private labels. Sales to private label customers accounted for 3.3% of the Company’s gross sales for 2001.

In its bulk ingredient business, the Company primarily sells nutraceutical grade dehydrated vegetable products, mostly garlic, to other manufacturers, distributors and marketers of dietary supplements. Non-vegetable based products include Melatonin and Cetyl Myristoleate. The Company obtains its bulk vegetable ingredients from ConAgra Foods, Inc. (ConAgra) pursuant to a multi-year supply agreement that gives the Company the exclusive right to sell ConAgra’s nutraceutical grade vegetable powders in the dietary supplement industry.

Bulk ingredient sales are the responsibility of the Company’s Essentially Pure Ingredients division and accounted for 7.2% of the Company’s gross sales in 2001. Sales personnel from this division call on more than 120 customers nationwide.

The Company’s strategy is to establish exclusive relationships with primary manufacturers of raw materials and to sell these ingredients to other users of nutraceutical grade materials. The Company’s strategy is to broaden its product offerings as favorable distribution opportunities arise.

MARKETING

BRANDED PRODUCTS

Management believes the Company’s strategy of selling the Natrol, Laci Le Beau and Prolab brands through all channels of distribution including the health, mass market, convenience store, gym and internet channels distinguishes the Company from its competition. Most competitors sell products into each channel using different brand names within each channel. Often, in the case of the Company’s competitors, the brand sold in the health channel is positioned as the quality brand while the mass market line is positioned as the value brand.

The Company’s core strategy is to continue to build the Natrol, Laci Le Beau and Prolab brand names within multiple channels of distribution in order to develop increased brand awareness and strong brand recognition among consumers seeking products with a reputation for quality. The Company believes it can leverage its reputation for high quality products developed within the health food distribution channel in the mass market and other channels by positioning its products as a high quality brand rather than a value brand.

The Company utilizes print, radio and television advertising as well as cooperative and other incentive programs to build consumer awareness and generate sales revenue. The Company spent approximately $4.3 million or 5.5% of net sales in 2001 in traditional media outlets and an additional $12.4 million or 16.0% of net sales on various forms of sales incentives such as coop advertising and incentive rebates. The Company spent approximately $6.0 million or 6.9% of net sales in 2000 in traditional media outlets and an additional $15.4 million or 17.6% of net sales in 2000 with retailers for coop advertising and other incentive rebates. The high level of expenditures with retailers on coop advertising and other incentives has been due in a large part to negative industry trends during the last two years which have led to lower than anticipated sales revenues and necessitated additional incentive spending to drive sales and limit a higher than anticipated rate of return caused in part by retailers seeking to lower warehouse inventory levels.

Although the Company is attempting to better manage its level of sales incentive spending for such items as slotting fees, coop advertising and rebates, the Company cannot guarantee that it will be able to manage expenditures below the percentage levels experienced during the last two years.

The Company generally uses targeted, health-oriented magazines, such as Better Nutrition and Great Life, to support the health food distribution channel and uses mainstream publications such as Prevention, Health, USA Today, TV Guide,  Parade, Cosmopilitan, Reader’s Digest and Women’s Day to support the mass market distribution channel. Prolab uses primarily print advertising in specialty fitness and weight-lifting publications, such as Flex, Ironman, and Muscle & Fitness.

During 2001, the Company’s television commercials were featured on such soap operas as the Bold & Beautiful and Guiding Light, the NBC and ABC evening news, such game shows as the Price is Right, Wheel of Fortune and Jeopardy, and on cable networks like Lifetime and A&E.  The bulk of the Company’s television spending in 2001 was used to support the introduction of Flexanew, a new joint care product introduced by the Company during the last quarter of 2001.

Radio advertising in 2001 was limited to selected opportunities throughout the year.

The Company constantly reviews its media mix for its effectiveness in creating consumer demand. As such, the Company’s use of certain media in past operating periods is not necessarily an indicator of media choices to be made in future operating periods.

PRIVATE LABEL AND INGREDIENT SUPPLY SALES

The Company does not actively market its private label business and relies on word-of-mouth as well as the delivery of information from its sales staff, primarily its Essentially Pure Ingredients sales people.

The Company’s Essentially Pure Ingredients division relies primarily on visibility developed through trade shows, advertising in trade publications and brochures to supplement the sales efforts of its sales people.

RESEARCH & PRODUCT DEVELOPMENT

The Company’s product development department consists of an internal staff of professionals with extensive nutraceutical and scientific backgrounds. This group of product development professionals reports to the Vice President of Marketing and works with marketing brand managers to evaluate product categories and SKUs for trends in sales and profitability, de-emphasizing or dropping products when profitability or SKU velocity lags. New products are introduced to replace slower moving products, capitalize on market trends and diversify the Company’s product offerings.

The Company has established a focused process to anticipate consumer demand, monitor product developments within the dietary supplement industry and facilitate the generation of new ideas for product introductions. The Company’s product development staff constantly reviews periodicals, scientific research and relevant clinical studies within medical journals and searches on-line databases. The staff meets with vendors and evaluates new ingredients. The product development team also consults scientists and employs research consultants on a regular basis regarding new product concepts.

Before a product is introduced, the product development team reviews the safety and efficacy of ingredients, standards for production, and with assistance from FDA and patent counsel reviews labeling information, label claims and potential patent, trademark, legal or regulatory issues. The Company’s marketing team also attempts to assess potential marketing demand through focus groups and other research techniques.

The Company actively participates in and financially supports a number of scientific and educational industry organizations that promote consumer well being. These include the Citizens for Health (CFH), the National Nutritional Foods Association (NNFA), American Herbal Products Association (AHPA), American Herbal Pharmacopoeia (AHP), and the American Botanical Council (ABC). The Company is also a founding member of the Dietary Supplement Education Alliance (DSEA) of which Mr. Balbert serves as the CEO.  The DSEA is a not-for-profit organization that supports research and development for the vitamin, mineral, and supplement category.

MANUFACTURING AND PRODUCT QUALITY

DIETARY SUPPLEMENTS

The Company manufactures its branded Natrol and private label supplements as well as Prolab tablets and capsules at its 90,000 square foot manufacturing facility/headquarters located in Chatsworth, California. At this facility, the Company manufactures both tablets and two piece capsules which account for more than 90% of the Company’s supplement sales. The Company uses third party vendors to produce its liquid products and softgels.

The Company places a strong emphasis on quality control because it believes that quality standards play a critical factor in consumer purchasing decisions and in differentiating the Natrol brand. The Company’s products are manufactured in accordance with current GMPs (Good Manufacturing Practices) of the FDA for foods and the applicable regulations of other agencies. During 2001 the Company was awarded an “A” compliance rating in the National Nutritional Foods Association’s Good Manufacturing Practices (GMP) Third Party Certification Program. Based in Newport Beach, CA, the National Nutritional Foods Association (NNFA) is the largest dietary supplement trade association, representing 3,000 retailers and 1,000 manufacturers, suppliers and distributors of health foods, dietary supplements, natural ingredient cosmetics and other natural products. Natrol is only the twenty-first company in the NNFA membership to be awarded the prestigious “A” compliance rating.  The NNFA GMP Certification Program is designed to verify compliance with a standardized set of good manufacturing practices (GMPs) developed  by the NNFA.

The Company’s manufacturing facility includes an on-site laboratory, which is staffed by the Director of Quality Assurance, qualified scientists, chemists, technicians and support personnel to provide GMP/GLP compliance services.   In support of its commitment to analytical product analysis, the Natrol laboratory uses state of the art computerized instrumentation for providing reliable, accurate product analysis testing for a single raw material to complex multi-vitamins.  The major laboratory instrumentations include the mass spectrophotometer and several high performance liquid chromatographs.  The laboratory is also encompassed by atomic absorption, infrared spectrophotometer (FTIR), ultraviolet-visible spectrophotometer, Karl Fisher moisture analyzer, density tester, thin layer chromatography application and stability environmental chamber for product shelf life determination.

The Company requires all raw materials or finished product produced by third party vendors to be placed in quarantine upon receipt and tested by the Company’s quality control laboratory. The Company conducts sample testing, weight testing, purity testing, dissolution testing and, where required, microbiological testing. When raw materials are released from quarantine, each lot is assigned a unique lot number which is tracked throughout the manufacturing process. Materials are blended, tested and then encapsulated or formed into pills which may or may not be coated. The Company routinely performs qualitative and quantitative quality control procedures on its finished products.

The Company obtains its raw materials for the manufacture of its products from third-party suppliers. Many of the raw materials used in the Company’s products are harvested internationally. With the exception of bulk garlic, the Company does not have contracts with any suppliers committing such suppliers to provide the materials required for the production of its products. In the last few years, natural vitamin E, beta carotene, Melatonin, Kava, Sam-E, and St. John’s Wort have had significant price fluctuations as a result of short supply and or increases in demand. The Company has experienced occasional shortages of raw materials for a limited number of its products, but to date has only encountered short-term production interruptions as a result of such shortages. No supplier accounted for more than 10% of the Company’s raw material purchases during 2001 and only one supplier, ConAgra accounted for as more than 10% of the Company’s raw material purchases in 2000. ConAgra supplies the Company’s EPI division nutraceutical grade vegetable powders, primarily garlic, under an exclusive supply agreement (see INGREDIENT SUPPLY below). Because the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events. For example, during 1999, the Company encountered problems in its garlic supply due to poor crop yields of garlic and from work stoppages caused by a strike at its major supplier. Both of these occurrences, from time to time, affected the Company’s ability of the Company’s Essentially Pure Ingredients division to deliver garlic powders in a timely manner. With respect to products that are sold by the Company under the supplier’s trademark, such as the Company’s Ester-C® line of products, the Company is limited to that single supplier as a source of raw materials for that product. As a result, any shortage of raw materials from that supplier would adversely affect the Company’s ability to manufacture that product. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition to the agreement with Con-Agra, the Company has minimum purchase and pricing agreements with a limited number of vendors.  These volume pricing agreements are intended to help the Company obtain raw materials at preferential prices.

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

The Company also owns a 132,000 sq. ft. warehouse facility located less than one-quarter mile from its manufacturing facility. Approximately 52,000 sq. ft. of this warehouse facility is subleased. The remaining 80,000 sq. ft. is now being used by the Company to ship finished goods to the Company’s customers. Finished goods are transferred from the Company’s packaging lines to the shipping facility for storage prior to shipment to customers.

TEAS

The Company primarily relies upon third parties for the milling and processing of its herbal teas. The Company directly provides a majority of the herbs and other raw materials used in the production of its teas to these third parties. Tea bags produced by these parties are packaged into boxes at the Company’s manufacturing facility in Chatsworth, California.

PROLAB

The Company produces, at its headquarters/manufacturing facility, Prolab supplements that are sold in tablet or capsule form. However, the Company relies on third party vendors to process and package a majority of Prolab’s products which consists of powders, nutrition bars and drinks. Prolab owns a 30,000 square foot headquarters facility in Connecticut, in which it packages a limited amount of powdered product that is manufactured by third party vendors.

INGREDIENT SUPPLY

The Company’s Essentially Pure Ingredients division provides raw material ingredients to the Company and approximately 120 other customers. The Company acquires nutraceutical grade garlic and other vegetable powders pursuant to a multi-year supply agreement with ConAgra Foods, Inc. (the “ConAgra Agreement”), which requires ConAgra to sell and the Company to purchase specified amounts of certain vegetable, fruit, herbal and botanical product. The ConAgra Agreement gives the Company the exclusive right to sell certain ConAgra products in the dietary supplement industry. The ConAgra Agreement may be terminated by either party upon a material breach of the obligations of the other party, or certain other specified conditions, if the breach is not cured within 60 days, or within 15 days in the case of non-payment by the Company. The ConAgra Agreement was originally signed with Basic Vegetable Products in 1998 when the Company purchased BVP’s Pure Gar Division. In November 2000, Basic Vegetable Products was acquired by ConAgra Foods, Inc. As the successor to Basic Vegetable Products, ConAgra was obligated to assume the terms and conditions of the original Supply Agreement. Natrol and ConAgra negotiated certain modifications to the original agreement including an extension of the Supply Agreement. These modifications were considered beneficial by both parties.

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

The Company’s policy is to pursue registrations for all of the trademarks associated with its key products. The Company relies on common law trademark rights to protect its unregistered trademarks as well as its trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. Furthermore, the protection available, if any, in foreign jurisdictions may not be as extensive as the protection available to the Company in the United States.

Currently, the Company has received one United States patent for its Kavatrol product and has received two United States patents on its amino acid products, SAF and SAF for Kids. To the extent the Company does not have patents on its products, another company may replicate one or more of the Company’s products.

Although the Company seeks to ensure that it does not infringe on the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company.

COMPETITION

The dietary supplement industry is highly competitive. Numerous companies, many of which have greater size and financial, personnel, distribution and other resources than the Company, compete with the Company in the development, manufacture and marketing of dietary supplements.   The Company’s principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. In the mass market distribution channel, the Company’s principal competition comes from broadline manufacturers, major private label manufacturers and other companies. In addition, several large pharmaceutical companies, including Bayer and American Home Products, compete with the nutritional supplement companies. Increased competition from such companies could have a material adverse effect on the Company because such companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than those of the Company. The Company also faces competition in both the health food store and mass market distribution channels from private label dietary supplements and multivitamins offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains.

The Company competes on the basis of product quality, pricing, customer service, product development and marketing support.

REGULATORY MATTERS

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company’s products are subject to regulation by numerous governmental agencies which regulate the Company’s products. The Company’s products are also subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission (the “CPSC”), the U.S. Department of Agriculture (the “USDA”) and the Environmental Protection Agency (the “EPA”) and the U.S. Food and Drug Administration (the “FDA”). Advertising and other forms of promotion and methods of marketing of the Company’s products are subject to regulation by the U.S. Federal Trade Commission (the “FTC”), which regulates these activities under the Federal Trade Commission Act (the “FTCA”). The manufacture, labeling and advertising of the Company’s products are also regulated by various state and local agencies as well as those of each foreign country to which the Company distributes its products.

The Dietary Supplement Health and Education Act of 1994 (“DSHEA”) revised the provisions of the FDCA concerning the regulation of dietary supplements. In the judgment of the Company, the DSHEA is favorable to the dietary supplement industry. The legislation for the first time defined “dietary supplement.” The term “dietary supplement” is defined as a product intended to supplement the diet that contains one or more of certain dietary ingredients, such as a vitamin, a mineral, an herb or botanical, an amino acid, a dietary substance for use by man to supplement the diet by increasing the total dietary intake, or a concentrate, metabolite, constituent, extract, or combination of the preceding ingredients. The substantial majority of the products marketed by the Company are regulated as dietary supplements under the FDCA.

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

Claims made for the Company’s dietary supplement products may include statements of nutritional support and health and nutrient content claims when authorized by the FDA or otherwise allowed by law. The FDA’s interpretation of what constitutes an acceptable statement of nutritional support may change in the future thereby requiring that the Company revise its labeling. In addition, a dietary supplement that contains a new dietary ingredient (i.e., one not on the market before October 15, 1994) must have a history of use or other evidence of safety establishing that it is reasonably expected to be safe. The manufacturer must notify the FDA at least 75 days before marketing products containing new dietary ingredients and provide the FDA the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety.

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

As a result of the Company’s efforts to comply with applicable statutes and regulations, the Company has from time to time reformulated, eliminated or relabeled certain of its products and revised certain of its advertising claims. The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s advertising of its dietary supplement products is subject to regulation by the FTC under the FTCA. Section 5 of the FTCA prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTCA provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement the Company is required to have adequate substantiation for all material advertising claims made for its products.

On November 18, 1998, the FTC issued “Dietary Supplements: An Advertising Guide for Industry.” This guide provides marketers of dietary supplements with guidelines on applying FTC law to dietary supplement advertising. It includes examples of the principles that should be used when interpreting and substantiating dietary supplement advertising. Although the guide provides additional explanation, it does not substantively change the FTC’s existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify the adequacy of the support behind such claims. The Company’s internal staff, in conjunction with outside counsel, reviews its advertising claims.

The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process, cease and desist orders and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. A violation of such orders could have a material adverse effect on the Company’s business, financial condition and results of operations.

Advertising and labeling for dietary supplements and conventional foods are also regulated by state and local authorities. There can be no assurance that state and local authorities will not commence regulatory action which could restrict the permissible scope of the Company’s product claims.

Governmental regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of the Company’s products. Compliance with such foreign governmental regulations is generally the responsibility of the Company’s distributors for those countries. These distributors are independent contractors over whom the Company has limited control.

In addition, the Company has in the past, from time to time, been the subject of investigation by the FTC, however, the Company is not currently a party to any consent order or other decree of the FTC. The Company may be the subject of investigation in the future. The FTC may impose limitations on the Company’s advertising of its products. Any such limitations could materially adversely affect the Company’s ability to successfully market its products.

The Company manufactures certain products pursuant to contracts with customers who distribute the products under their own or other trademarks. Such private label customers are subject to government regulations in connection with their purchase, marketing, distribution and sale of such products. The Company is subject to government regulations in connection with its manufacture, packaging and labeling of such products. However, the Company’s private label customers are independent companies, and their labeling, marketing and distribution of such products is beyond the Company’s control. The failure of these customers to comply with applicable laws or regulations could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may be subject to additional laws or regulations by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as the Dietary Supplement Health and Education Act of 1994, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could have a material adverse affect on the Company’s business, financial condition and results of operations.

EMPLOYEES

As of March 1, 2002, the Company had approximately 255 employees. Of such employees, approximately 67 were engaged in marketing and sales, 150 were devoted to production and distribution and 38 were responsible for management and administration. None of the Company’s employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

RISK FACTORS AND FACTORS AFFECTING FORWARD LOOKING STATEMENTS

The Company’s ability to predict results or the effect of certain events on the Company’s operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in other past filings with the Securities and Exchange Commission.

Factors that could cause or contribute to the Company’s actual results differing materially from those discussed herein and in any forward looking statement or for the price of the Company’s Common Stock to be affected adversely include but are not limited to:

Industry trends.  The total United States retail market for nutritional supplements, the vitamin, mineral and supplement market (“VMS”) is highly fragmented. Industry sources report that the VMS sector grew substantially during most of the 1990s, in many years at a double digit pace. However, there is evidence, that during the last two years, the rate of growth in the industry became negative.

Information Resources, Inc. (“IRI”) tracks sales data within the food, drug, and mass market channels of distribution. For the 52 weeks ending January 6, 2002, vitamin and supplement sales in these channels of distribution fell 4.2% when compared to the same period a year earlier. These trends have adversely affected Natrol’s business and results of operation in 2000 and 2001. There can be no assurance that the industry trends will change positively or other competitors will not gain market share when compared to Natrol.

In addition to the trends in our specific industry, the United States economy experienced a significant downturn in after the events of September 11, 2001.   Sales in the Company’s fourth quarter of 2001 were particularly weak in part due to the downturn in the economy.  A continued sluggish economy would contribute significantly to downward trends in our industry throughout 2002 or beyond.

There can be no assurance that the more robust industry growth rates experienced between 1995 and 1999 can be regained. In addition, there can be no assurance that the industry growth rate will not continue to decline in future operating periods or that the growth rate of the U.S. economy may not be negative. Such a failure to achieve and sustain growth in the industry or in the U.S. economy as a whole may have a material adverse effect on the Company’s ability to return its results to its historic rates of growth and its results of operations.

Competition.  The dietary supplement industry is highly competitive. Numerous companies, many of which have greater size and financial, personnel, distribution and other resources than the Company, compete with the Company in the development, manufacture and marketing of dietary supplements. The Company’s principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. In the mass market distribution channel, the Company’s principal competition comes from broadline manufacturers, major private label manufacturers and other companies. In addition, large pharmaceutical companies have begun to compete with the Company and others in the dietary supplement industry. Packaged food and beverage companies compete with the Company on a limited basis in the dietary supplement market. Increased competition from such companies could have a material adverse effect on the Company because such companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than those of the Company. The Company also faces competition in both the health food store and mass market distribution channels from private label dietary supplements and multivitamins offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains. Private label brands at mass market chains represent substantial sources of income for these merchants and in a softening market for vitamins and supplements as a whole, these mass market merchants often support their own labels at the expense of third party brands such as Natrol, Laci Le Beau or Prolab.

Effect of Unfavorable Publicity.  The Company believes the dietary supplement market is significantly affected by national media attention regarding the consumption of dietary supplements. Future scientific research or publicity may not be favorable to the dietary supplement industry or to any particular product, and may not be consistent with earlier favorable research or publicity. Because of the Company’s dependence on consumers’ perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of the Company’s products or any similar products distributed by other companies and future reports of research that are perceived as less favorable or that question earlier research could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company is highly dependent upon consumers’ perceptions of the safety and quality of its products as well as dietary supplements distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful or questioning their efficacy could have a material adverse effect on the Company’s business, financial condition and results of operations, regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products. For example, during 2001, reports were published questioning the efficacy of garlic, vitamin C, St. John’s Wort, ephedrine and other products manufactured and distributed by the Company. As a result of extremely negative publicity surrounding ephedrine, product liability insurance coverage for the Company’s ephedrine based products effectively disappeared.  The Company has not been able to find product liability coverage for ephedrine.  The lack of coverage may affect the willingness of retailers to sell ephedrine based products as well as the willingness of consumers to purchase ephedrine based products.

Dependence on New Products.  The Company believes growth of its net sales is substantially dependent upon its ability to introduce new products. The Company seeks to introduce additional products each year. The success of new products is dependent upon a number of factors, including the Company’s ability to develop products that will appeal to consumers and respond to market trends in a timely manner. There can be no assurance that the Company’s efforts to develop new products will be successful or that consumers will accept the Company’s new products. During 2001, the Company introduced a number of new products and spent the majority of its television budget to support the introduction of new products. Actual sales from new products amounted to 5.6% of gross sales in 2001.  New products can often take substantial periods of time to develop consumer awareness, consumer acceptance and sales volume. Some new products fail and as a result have to be discontinued.  In addition,  products currently experiencing strong popularity and rapid growth may not maintain their sales volumes over time.

Product Returns.  Product returns are a recurring part of the Company’s business. Products may be returned for various reasons including expiration dates or lack of sufficient sales velocity. The Company accrues a reserve for returns based on historical data. During 2001, returns amounted to approximately 12.8% of gross shipments.  While the Company is working to lessen the impact of returns through better management of its SKU count at retail establishments and more effective use of sales and marketing programs, there is no guarantee that future returns will not exceed the high levels experienced in 2001 or will be in line with past return percentages experience prior to the year 2000 when returns began to increase. Moreover, it is possible that current reserves may be inadequate and that the Company could, at some future time, have to accept returns substantially larger in scope than those received in the past and that these returns could have a material adverse effect on the Company’s business, financial condition and results of operations. The risk of returns is amplified by the current industry trend (see Industry Trends) which shows negative growth. If this trend continues, retailers may decide to reduce inventory levels from their suppliers, including Natrol, by returning goods from their warehouse distribution centers.

Distribution Gains.  One of the Company’s prime goals has been to gain additional distribution in all channels of trade that sell vitamins and supplements to consumers. The Company continues to seek additional avenues to sell its products.    However, given current industry trends, particularly negative industry trends within the mass market channel of trade as well as that channel’s emphasis on private label to satisfy the broad scope of consumer demand, the Company is now focused on ensuring the profitability of each item it sells within this class of trade.  Ensuring profitability may require more focus on core products at the expense of less widely accepted secondary items.  In order to offset possible SKU reductions that may either voluntarily or involuntarily occur and to maintain or increase the Company’s growth rate, the Company will have to increase the sale of core products within its channels of distribution as well as to increase distribution of its products into new retail outlets and ancillary channels of distribution. The Company’s failure to make addition distribution gains or to maintain current distribution and expand sales of core product could have an adverse material effect on the Company’s business, financial condition and results of operations.

Cost of Retail Relationships.  Many large retailers demand various forms of incentive payments in order to conduct business with them. These payments include slotting fees, coop advertising payments, rebate incentives, price off promotions and other forms of support. The Company must continually evaluate specific demands to ascertain the profitability of potential business from the retailer making the demand. Because of such demands, the Company may, depending upon the demands being made, ascertain that it cannot profitably do business with certain retailers. This may cause the Company to stop doing business with existing customers or not allow the Company to enter into a business relationship with a potential new customer, each of which in turn could dampen future revenue growth.

 Government Regulation.  The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company’s products are subject to regulation by numerous governmental agencies which regulate the Company’s products. The Company’s products are also subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission (the “CPSC”), the U.S. Department of Agriculture (the “USDA”) and the Environmental Protection Agency (the “EPA”) and the U.S. Food and Drug Administration (the “FDA”). Advertising and other forms of promotion and methods of marketing of the Company’s products are subject to regulation by the U.S. Federal Trade Commission (the “FTC”), which regulates these activities under the Federal Trade Commission Act (the “FTCA”). The manufacture, labeling and advertising of the Company’s products are also regulated by various state and local agencies as well as those of each foreign country to which the Company distributes its products.

The Company’s products are generally regulated as dietary supplements under the

FDCA, and are, therefore, not subject to pre-market approval by the FDA. However, these products are subject to extensive regulation by the FDA relating to adulteration and misbranding. For instance, the Company is responsible for ensuring that all dietary ingredients in a supplement are safe, and must notify the FDA in advance of putting a product containing a new dietary ingredient (i.e., an ingredient not marketed for use as a supplement before October 15, 1994) on the market and furnish adequate information to provide reasonable assurance of the ingredient’s safety. Furthermore, if the Company makes statements about the supplement’s effects on the structure or function of the body, the Company must, among other things, have substantiation that the statements are truthful and not misleading. In addition, the Company’s product labels must bear proper ingredient and nutritional labeling and the Company’s supplements must be manufactured in accordance with current Good Manufacturing Practice regulations (“GMPs”) for foods. The FDA has issued an advanced notice of proposed rulemaking to consider whether to develop specific GMP regulations for dietary supplements and dietary supplement ingredients. Such regulations, if promulgated, may be significantly more rigorous than current requirements and contain quality assurance requirements similar to GMPs for drug products. A product can be removed from the market if it is shown to pose a significant or unreasonable risk of illness or injury. Moreover, if the FDA determines that the “intended use” of any of the Company’s products is for the diagnosis, cure, mitigation, treatment or prevention of disease, the product would meet the definition of a drug and would require pre-market approval of safety and effectiveness prior to its manufacture and distribution. Failure of the Company to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.

The Company’s advertising of its dietary supplement products is subject to regulation by the FTC under the FTCA. Section 5 of the FTCA prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTCA provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to, among other things, drugs or foods, which includes dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s “substantiation doctrine,” an advertiser is required to have a “reasonable basis” for all product claims at the time the claims are first used in advertising or other promotions. Failure to adequately substantiate claims may be considered either as a deceptive or unfair practice. Pursuant to this FTC requirement, the Company is required to have adequate substantiation for all advertising claims made about its products. The type of substantiation will be dependent upon the product claims made. For example, a health claim normally would require competent and reliable scientific evidence, while a taste claim would require only survey evidence.

In recent years the FTC has initiated numerous investigations of dietary supplement and weight loss products and companies. On November 18, 1998, the FTC issued “Dietary Supplements: An Advertising Guide for Industry.” This guide provides marketers of dietary supplements with guidelines on applying FTC law to dietary supplement advertising. It includes examples of the principles that should be used when interpreting and substantiating dietary supplement advertising. Although the guide provides additional explanation, it does not substantively change the FTC’s existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify the adequacy of the support behind such claims. The Company’s internal staff, in conjunction with outside counsel, reviews its advertising claims.

The Company is not currently a party to any investigation, consent order or other decree of the FTC. The Company may be subject to investigation by the FTC in the future. If the FTC has reason to believe the law is being violated (e.g., the Company does not possess adequate substantiation for product claims), it can initiate enforcement action. The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. Violation of such orders could result in substantial financial or other penalties. Any such action by the FTC could materially adversely affect the Company’s ability to successfully market its products.

The Company manufactures certain products pursuant to contracts with customers who distribute the products under their own or other trademarks. Such private label customers are subject to government regulations in connection with their purchase, marketing, distribution and sale of such products, and the Company is subject to government regulations in connection with its manufacture, packaging and labeling of such products. However, the Company’s private label customers are independent companies, and their labeling, marketing and distribution of such products is beyond the Company’s control. The failure of these customers to comply with applicable laws or regulations could have a material adverse effect on the Company’s business, financial condition and results of operations.

Governmental regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of the Company’s products. Compliance with such foreign governmental regulations is generally the responsibility of the Company’s distributors in those countries. These distributors are independent contractors over whom the Company has limited control.

The Company may be subject to additional laws or regulations by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as the Dietary Supplement Health and Education Act of 1994 (“DSHEA”), or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products that cannot be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, or expanded or different labeling or scientific substantiation. Any or all of these requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.

Product Liability.  The Company, like other retailers, distributors and manufacturers of products designed for human consumption, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company may be subjected to various product liability claims, including, among others, that its products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. In addition, although the Company maintains strict quality controls and procedures, including the quarantine and testing of raw materials and qualitative and quantitative testing of selected finished products, there can be no assurance that the Company’s products will not contain contaminated substances. In addition, in certain cases the Company relies on third party manufacturers for its products. With respect to product liability claims, the Company has $2.0 million in aggregate liability insurance. If such claims should exceed $2.0 million, the Company has excess umbrella liability insurance of up to $25.0 million. However, there can be no assurance that such insurance will continue to be available at a reasonable cost, or, if available, will be adequate to cover liabilities. When the Company renewed its product liability coverage during the year 2001, it was not able to renew or find new coverage for its ephedrine-based products. The Company generally seeks to obtain contractual indemnification from parties supplying raw materials for its products or manufacturing or marketing its products, and to be added as an additional insured under such parties’ insurance policies. Any such indemnification or insurance, however, is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party. In the event that the Company does not have adequate insurance or contractual indemnification, product liabilities relating to its products could have a material adverse effect on the Company’s business, financial condition and results of operations.

Dependence on Significant Customers.  No customer during 2001 accounted for more than 10% of the Company’s business. However, the Company’s top 10 customers account for approximately 42% of the Company’s business. There is no assurance that the Company’s major customers will continue as major customers of the Company. The loss of a significant number of other major customers, or a significant reduction in purchase volume by or financial difficulty of such customers, for any reason, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Dependence on Key Personnel.  The Company believes that its continued success depends to a significant extent on the management and other skills of Elliott Balbert, the Company’s Chairman, Chief Executive Officer and President, and its senior management team, as well as its ability to attract and retain other skilled personnel. The Company’s employees are not covered by a non-competition agreement, and the ability of the Company to enforce such an agreement in California, the state in which the Company’s operations are principally located, is limited and uncertain. The loss or unavailability of the services of Mr. Balbert or the other members of the Company’s senior management team or the inability to attract other skilled personnel could have a material adverse effect on the Company’s business, financial condition and results of operations.

Ability to Manage Business Fluctuations.  In reaction to current industry trends and the Company’s financial performance, the Company has reduced its workforce through attrition and layoffs. Should such trends continue to be negative, the Company may have to further reduce its work force as well as various forms of overhead.  Moreover, in order to grow revenue and profits, the Company may have to substantially alter its business strategy which may include entering into new businesses or new avenues of distribution in which the Company lacks experience.  And the Company may not be able to reduce expenses as rapidly as is necessary to return to profitability in the immediate future. If corporate or industry trends reverse themselves and the Company’s revenues begin to grow more rapidly, the Company’s management, operations, sales and administrative personnel and other resources may be strained in the short term. Given the recent negative industry trends, attracting, training, motivating, managing and retaining qualified employees may be difficult. The Company’s ability to manage further growth depends in part upon the Company’s ability to expand its operating, management, information and financial systems, and production capacity, which may significantly increase its future operating expenses. No assurance can be given that the Company’s business will grow in the future or that the Company will be able to effectively manage such growth. Nor can assurance be given that if the Company’s core business erodes in line with recent industry trends, the Company can stabilize its revenue and manage the Company back to profitability in the short term. The Company’s inability to manage its growth or negative growth successfully could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Associated with Acquisitions.  The Company completed one acquisition in 1999, two acquisitions in 1998, and, although no acquisitions were completed during 2000 or 2001, the Company expects to pursue additional acquisitions and new business opportunities in the future as a part of its business strategy. The Company faces significant competition for acquisition opportunities from numerous companies, many of which have greater financial resources than the Company. Accordingly, there can be no assurance that attractive acquisition opportunities will be available to the Company. The Company’s line of credit (see Liquidity and Capital Resources) does not allow for acquisitions without the prior consent of its lender and there can be no assurance that the Company will be able to obtain financing for or otherwise consummate any future acquisitions. Moreover, acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with those of the Company, the diversion of the management’s attention from other aspects of the Company’s business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience and the potential loss of key employees of the acquired business. The acquisition of another business can also subject the Company to liabilities and claims arising out of such business.

The Company has faced all of these challenges with its acquisitions, in particular its acquisition of Prolab in October 1999. In 2001, the Company recorded a charge of $20 million as a result of the impairment of Prolab.  While the Company continues to believe that the Prolab business is an important part of the Company’s product mix, there can be no guarantee that Prolab sales will increase or increase at rates that are satisfactory

Accounting rules and good business practice demand that the Company continually evaluate whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company’s intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company’s intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write-off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company’s business, financial condition and operating results.

Regardless of the potential problems surrounding an potential acquisition, the Company regularly evaluates potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions. Future acquisitions would likely require additional financing, which would likely result in an increase in the Company’s indebtedness or the issuance of additional capital stock, which may be dilutive to the Company’s stockholders. As a general rule, the Company will publicly announce such acquisitions only after a definitive agreement has been signed.

Absence of Conclusive Clinical Studies.  Although many of the ingredients in the Company’s products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of the Company’s products contain ingredients for which no such history exists. In addition, although the Company believes all of its products are safe when taken as directed by the Company, there is little long-term experience with human consumption of a number of these product ingredients in concentrated form. Accordingly, there can be no assurance that the Company’s products, even when used as directed, will have the effects intended or will not have harmful side effects. Any such unintended effects may result in adverse publicity or product liability claims which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Associated with Supply of Raw Materials.  The Company obtains all of its raw materials for the manufacture of its products from third-party suppliers. Many of the raw materials used in the Company’s products are harvested internationally. With the exception of bulk garlic, the Company does not have contracts with any suppliers committing such suppliers to provide the materials required for the production of its products. In the last few years, natural vitamin E, beta carotene and Melatonin have had significant price fluctuations as a result of short supply and/ or increases in demand. The Company has experienced occasional shortages of raw materials for a limited number of its products. There can be no assurance that suppliers, including suppliers of bulk garlic and Ester-C(R), will provide the raw materials needed by the Company in the quantities requested or at a price the Company is willing pay. Because the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events. During 1999, Basic Vegetable Products, the Company’s supplier of bulk garlic at that time, experienced work stoppages due to a strike as well as supply problems due to a poor harvest of garlic bulbs. With respect to products that are sold by the Company under the supplier’s trademark, such as Ester-C(R), the Company is limited to that single supplier as a source of raw material for that product. As a result, any shortage of raw materials from that supplier would adversely affect the Company’s ability to manufacture that product. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Sales and Earnings Volatility.  The Company’s sales and earnings continue to be subject to volatility based upon, among other things: (i) trends and general conditions in the dietary supplement industry and the ability of the Company to recognize such trends and effectively introduce and market new products in response to such trends; (ii) the introduction of new products by the Company or its competitors; (iii) the loss of one or more significant customers; (iv) increased media attention on the use and efficacy of dietary supplements; (v) consumers’ perceptions of the products and operations of the Company or its competitors;(vi) the availability of raw materials from suppliers (vii) the Company’s ability to accurately predict inventory needs so that it does not overstock items which eventually must be written off due to low demand, or, that it fails to stock enough of an item so that sales are not lost due to lack of supply. Sales and earnings volatility as a result of the foregoing factors may affect the Company’s operating results from period to period which may adversely affect the market price of the Common Stock.

Possible Volatility of Stock Price.  There can be no assurance that an active market in the Company’s stock will be sustained. The trading price of the Common Stock has historically been subject to wide fluctuations and daily trading volume is currently relatively low.

The price of the Common Stock may fluctuate in the future in response to quarter-to-quarter variations in the Company’s operating results, material announcements by the Company or its competitors, governmental regulatory action, conditions in the dietary supplement industry, or other events or factors, many of which are beyond the Company’s control. In addition, the stock market has historically experienced significant price and volume fluctuations which have particularly affected the market prices of many dietary supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of such companies. In particular, the stock market has experienced a significant downward trend in recent months primarily due to a general downturn in the overall economy. In addition, the Company’s operating results in future quarters may be below the expectations of securities analysts and investors. In such event, the price of the Common Stock would likely decline, perhaps substantially.

Risks Associated with Manufacturing.  The Company’s results of operations are dependent upon the continued operation of its manufacturing facility in Chatsworth, California, at its current levels. The operation of dietary supplement manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural and other disasters, and the need to comply with the requirements of directives of government agencies, including the FDA. In particular, the Company’s manufacturing facility is located in southern California, a geographic area that has historically been prone to earthquakes, which in some cases have been catastrophic. Prior to the Company’s build-out of the building in which its manufacturing facility is located, the building was severely damaged in a major earthquake on January 17, 1994, the epicenter of which was within five miles of the building. Although the building was rebuilt with an enhanced ability to withstand earthquakes and conforms to current local and state code requirements, the Company’s manufacturing facility could be damaged or destroyed in the event of an earthquake. Any such damage or destruction would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company does not carry earthquake insurance on its facilities. In addition, the Company’s softgel and liquid products, the Laci Le Beau tea products as well as all of Prolab’s non-tablet and capsule products are manufactured by third party contractors. The Company’s profit margins on these products and its ability to deliver these products on a timely basis are dependent on the ability of the outside manufacturers to continue to supply products that meet the Company’s quality standards in a timely and cost-efficient manner. The occurrence of any of the foregoing or other material operational problems could have a material adverse effect on the Company’s business, financial condition and results of operations during the period of such operational difficulties.

Inventory Risk.  The Company’s products are tested for stability and each product has associated with it an expiration date after which the product cannot be sold.  Expiration dates can be as short as one year or, in some cases as long as three years.  In order to provide the freshest product possible, the Company makes every attempt to produce product on a just-in-time basis.  However, as sales trends change it is possible for the Company to over-produce finished goods inventory or to fail to use up raw material inventory before the expiration dates of those raw materials.  The Company regularly disposes of overstocked finished goods and expired raw material inventory. Should sales trends change too rapidly or should manufacturing planning be poor, the Company could be subject to large than normal expenses for writing off inventory which would effect the  financial condition of the Company and results of operations during the period in which larger than expected write downs of inventory were to occur.

Reliance on Independent Brokers.  The Company places significant reliance on a network of independent brokers to act as its primary sales force to mass market retailers. Although the Company employs management personnel, including regional sales managers, to closely monitor the brokers, such brokers are not employed or otherwise controlled by the Company and are generally free to conduct their business at their own discretion. Although these brokers enter into contracts with the Company, such contracts typically can be terminated upon 30 days notice by the Company or the independent broker. The simultaneous loss of the services of a number of these independent brokers could have a material adverse effect on the Company’s business, financial condition and results of operations

Intellectual Property Protection.  The Company’s policy is to pursue registrations for all of the trademarks associated with its key products. The Company relies on common law trademark rights to protect its unregistered trademarks as well as its trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. The Company intends to register its trademarks in certain foreign jurisdictions where the Company’s products are sold. However, the protection available, if any, in such jurisdictions may not be as extensive as the protection available to the Company in the United States.

Currently, the Company has few patents on its products and no material business is derived from those items that are patented. To the extent the Company does not have patents on its products, another company may replicate one or more of the Company’s products.

Although the Company seeks to ensure that it does not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company.

ITEM 2.  PROPERTIES

In December 1998, the Company purchased, for $5.25 million, the 90,000 square foot manufacturing, distribution and office facility in Chatsworth, California it had been leasing. The Company has occupied this facility since March 1997. The facility was designed and constructed to the Company’s specifications and includes areas for receiving, quarantine of new materials, manufacture, quality control and laboratory activities, research and development, packaging, warehousing and administrative offices.

In December 1999, the Company purchased a 132,000 square foot warehouse facility for $7.2 million. This facility is located within one-quarter mile of the Company’s headquarters facility. The Company leases 52,000 sq. ft. of this space to a third party.  The Company also owns a 25,000 sq. ft. light manufacturing and warehouse facility which houses its Prolab operations in Connecticut.

ITEM 3.  LEGAL MATTERS

From time to time the Company is subject to litigation incidental to its business, including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage.

The Company is not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the calendar year 2001, no matters were submitted to a vote of the security holders of the Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Common Stock of the Company has traded on the NASDAQ National Market under the symbol “NTOL” since the Company’s initial public offering (“IPO”) in July 1998, in which 3,200,000 shares of Common Stock were issued and sold by the Company. The Company sold an additional 295,500 shares in connection with the underwriter’s exercise of their over-allotment option in the IPO. Prior to the IPO, there was no market for the Common Stock. On March 15, 2002,  the last reported sales price of the Company’s Common Stock as reported on the NASDAQ National Market was $1.80. As of March 15, 2002 there were 27 holders of record of the Company’s Common Stock.

The high and low sales closing prices for the Common Stock as reported by the NASDAQ National Market for the years ended December 31, 2001 and 2000 are set below:

Fiscal year ended December 31, 2001

	High	Low
Quarter ended March 31, 2001	$2.06	$1.31
Quarter ended June 30, 2001	2.35	1.25
Quarter ended September 30, 2001	4.20	2.14
Quarter ended December 31, 2001	3.40	2.35

	Fiscal year ended December 31, 2000
	High	Low
Quarter ended March 31, 2000	$8.94	$5.03
Quarter ended June 30, 2000	5.63	3.25
Quarter ended September 30, 2000	3.38	1.94
Quarter ended December 31, 2000	2.50	1.06

DIVIDEND POLICY

The Company currently intends to retain earnings to finance its operations and future growth and does not anticipate paying dividends on its Common Stock in the foreseeable future. Under Delaware law, the Company is permitted to pay dividends only out of its surplus, or, if there is no surplus, out of its net profits. The Company’s line of credit does not permit the Company to pay dividends.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data is derived from the consolidated financial statements of Natrol, Inc. and subsidiaries, which have been audited by Ernst & Young LLP, independent auditors. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and Notes thereto included herein.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands except per share data)
Consolidated Statements of Operations Data:
Net sales	$42,875	$68,207	$81,590	$87,089	$76,161
Cost of goods sold	19,800	32,012	39,850	49,934	42,063
Gross profit	23,075	36,195	41,740	37,155	34,098
Selling and marketing expenses	11,398	17,757	18,916	32,293	22,625
General and administrative expenses	4,450	6,513	8,542	11,216	10.490
Reduction in goodwill	—	—	—	—	20,000
Total operating expenses	15,848	24,270	27,458	43,509	53,115
Operating income(loss)	7,227	11,925	14,282	(6,354)	(19,017)
Interest income (expense), net	(220)	197	538	(1,231)	(736)
Income (loss) before income tax provision	7,007	12,122	14,820	(7,585)	(19,753)
Income tax provision (benefit)	2,816	4,606	5,632	(2,369)	587
Net income (loss)	$4,191	$7,516	$9,188	$(5,216)	$(20,340)
Basic earnings (loss) per share	$0.59	$0.76	$0.69	$(0.39)	$(1.59)
Diluted earnings (loss) per share	$0.41	$0.63	$0.67	$(0.39)	$(1.59)
Weighted average shares outstanding–basic	7,100	9,854	13,325	13,237	12,783
Weighted average shares outstanding–diluted	10,273	11,891	13,638	13,237	12,783

	December 31,
	1997	1998	1999	2000	2001
	(in thousands except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,800	$559	$485	$4,004	$5,485
Marketable securities	—	19,010	—	—	—
Working capital	8,424	35,673	19,626	15,399	18,190
Total assets	19,716	68,708	92,596	87,921	59,357
Long-term debt, less current maturities	2,606	—	8,700	8,369	8,083
Convertible participating preferred stock	12,000	—	—	—	—
Total stockholders’ equity (deficit)	(1,564)	59,641	69,986	62,892	42,640

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the “Selected Consolidated Financial Data” and the audited Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this document.

OVERVIEW

Natrol’s core business is the manufacturing and marketing of branded, high-quality dietary supplements.

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

Another aspect of the Company’s business is the marketing of nutraceutical grade raw materials, primarily garlic and other vegetable powders to other manufacturers of nutritional supplement products.

The Company also manufactures certain products pursuant to contracts with customers who distribute the products under their own private labels. The Company’s strategy with respect to private label sales is to take advantage of its excess manufacturing capacity by offering to manufacture products for other vendors. The Company does not foresee adding capacity in order to meet private label demand.

Natrol products are broadly distributed and are visible to some degree in most mass market chain drug retail outlets such as Walgreens, Rite Aid, Walmart, Eckerd, CVS, and Target, most health food stores including GNC, Whole Foods Markets, and Wild Oats and, to a more limited degree, grocery stores such as Albertson’s and Ralphs.

During 2001, the market for nutritional supplements was very competitive and industry data for the mass market channel of trade which accounts for approximately 63.8% of the Company’s branded Natrol/Laci Le Beau business and 42.9% of the Company’s total business was negative. Information Resources, Inc. (“IRI”) tracks sales data within the food, drug, and mass market channels of distribution. For the 52 weeks ending January 6, 2002, vitamin and supplement sales in these channels of distribution fell 4.2% when compared to the same period a year earlier.  Dependable data for the Company’s health food channel of trade is not readily available but anecdotal evidence suggest that industry-wide sales in this channel of trade decreased as well.

In this negative environment, the Company was not able to grow its business during 2001.  In this environment, major retail outlets were not as willing as in past years to promote vitamins, minerals and supplements (VMS) as they had in the past.  Many retailers reduced the amount of shelf space devoted to the VMS sector and retailers in general demanded higher levels of promotional support from vendors of VMS product.

In past years, Natrol’s growth was supported by increased penetration of its core mass market and health food channels of trade as well as by new product introduction.  During 2001, the Company was not able to increase its overall presence within its channels of trade.  Faced with increased competition from other vendors and private label “house” brands which have been strongly supported by the Company’s largest mass market customers, the Company, in a number of instances, reduced the number of items on the shelves of its customers, deleting slow unprofitable items.

During 2001, the Company introduced approximately a dozen new products or product line extensions which accounted for approximately 5.6% of the Company’s gross sales. The Company’s leading product introduction was Flexanew, a new joint care product.

The Company has also grown through acquisitions, completing two in 1998 and one in 1999. Each acquisition introduced the Company to a new line of business. The Essentially Pure Ingredient (EPI) supply business, acquired in early 1998, accounted for 7.2% of the Company’s gross sales in 2001. The Laci Le Beau tea business, also acquired in 1998, accounted for approximately 7.2% of the Company’s gross sales in 2001. Prolab, which was acquired at the beginning of the fourth quarter of 1999, accounted for 22.4% of the Company’s gross sales during the year 2001.

Industry trends during the year 2001 were negative for the second successive year and, although the Company did increase its business with certain customers, the Company did not gain a volume of new distribution with any particular customer and volume with some customers declined, leading to a reduction of net sales. The Company also failed to introduce any single new product that contributed materially to the growth of its revenues. No acquisitions were made in the year 2001.

Product returns are a recurring part of the Company’s business. Products may be returned for various reasons including expiration dates or lack of sufficient sales velocity. The Company accrues a reserve for returns based on historical data. During 2001, returns amounted to approximately 12.8% of gross shipments.  While the Company is working to lessen the impact of returns through better management of its SKU count at retail establishments and more effective use of sales and marketing programs, there is no guarantee that future returns will not exceed the high levels experienced in 2001 or will be in line with past return percentages experience prior to the year 2000 when returns began to increase. Moreover, it is possible that current reserves may be inadequate and that the

Company could, at some future time, have to accept returns substantially larger in scope than those received in the past and that these returns could have a material adverse effect on the Company’s business, financial condition and results of operations. The risk of returns is amplified by the current industry trend (see ITEM 1-  RISK FACTORS AND FACTORS AFFECTING FORWARD LOOKING STATEMENTS-Industry Trends) which shows negative growth. If this trend continues, retailers may decide to further reduce inventory levels from their suppliers, including Natrol, by returning goods from their warehouse distribution centers.

ACQUISITIONS  OF PROLAB IN 1999 AND GOODWILL WRITE DOWN

In October, 1999, the Company purchased all of the stock of Prolab Nutrition, Inc. (Prolab) for $28,500,000 in cash and 124,270 shares of Common Stock. Prolab is a formulator, packager and marketer of sports nutrition products for body builders and health minded individuals through gyms, health food stores and other outlets both domestically and internationally. Included in the purchase price were assets, consisting of cash of $2,259,722, trade accounts receivables of $3,667,046, inventories of $2,063,180, fixed assets of $1,125,280 and other assets of $623,054, and liabilities assumed consisting of accounts payable of $3,667,832, accrued expenses of $2,033,960 and debt of $763,836. The acquisition was accounted for using the purchase method, and accordingly, the acquired assets and liabilities assumed are recorded at their estimated fair values with revenues and expenses from the date of acquisition included in the consolidated statement of operations.  The excess of cost over the fair value of net assets acquired, or goodwill, of approximately $27 million was being amortized over twenty years through the end of 2001. After reviewing 2001 and prior year financial results, the Company wrote off $20 million of the goodwill associated with the Prolab acquisition as an impairment charge to operating earnings. The Company did so after carefully weighing current market conditions, historical cash flows and estimating future cash flows of the Prolab business.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States, which requires the Company to make certain estimates and assumptions affecting the reported amounts in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition. The Company sells its products to retail outlets through a direct sales force and a national broker network. The Company recognizes revenue from sales only after product is shipped.  Net sales represent products shipped less returns, estimates for future returns, spoilage allowances, allowances for product deemed to be unsaleable by customers, and free goods shipped to customers for promotional or other purposes. Estimates and allowances are based upon known claims and an estimate of additional returns.

Effective January 1, 2002 the Company adopted the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products, which codified and reconciled the consensus reached on EITF Issue No. 00-14, “Accounting for Certain Sales Incentives,” EITF Issue No. 00-22 “Accounting for ‘Points’ and Certain Other Time-Based or Volume Based Sales Incentive Offers, and Offers of Free Products or Services to be Delivered in the Future,” and EITF Issue No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.”  The guidance in these Issues is to be applied for financial statements for any period beginning after December 15, 2001. Under this pronouncement, slotting fees, rebates, price reduction scanbacks and miscellaneous other expense items which in effect reduce the cost of product to the Company’s customers must be deducted from gross sales revenue when calculating net sales revenue. In 2001, the Company incurred approximately $4.2 million of these expenses and recorded them as selling expenses. Had the Company accounted for these expenditures retroactively according to the new guidance in these pronouncements, net sales and selling expenses would have each been reduced by $4.2 million in 2001.

Inventories. Inventories are carried at the lower of cost (first-in, first-out method) or market. The Company tracks the expiration dates of its inventory and regularly writes off raw material and finished goods inventory that is reaching its expiration date.  The Company also regularly tests its inventory in relation to sales trends and its policy is to write off product that it deems cannot be sold in a timely manner.

Long-Lived Assets. The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If an impairment is indicated, the amount of the loss to be recorded is based on an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted estimated cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods.

In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 prohibits the amortization of goodwill and intangibles with indefinite useful lives and requires these assets to be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company will apply SFAS 142 in the first quarter of fiscal 2002 and application of the nonamortization provisions of this standard is expected to result in an increase in net income of $821,000 in 2002. SFAS 142 requires testing of goodwill impairment under a two-step process. The first step is screen for potential impairment, while the second step measures the amount of impairment, if any.

During 2001, the Company reviewed the goodwill associated with its Laci Le Beau, EPI, and Prolab acquisitions.  The Company measured the valuation of the unamortized goodwill associated with these acquisitions relative to the market capitalization of the Company as a whole, relative to the undiscounted cash flows produced by these entities as well as potential future discounted cash flows with these cash flows being discounted by a required rate of return that took into account the risk-free rate of return as measured by the 20-year long bond rate of return as well as other measures of risk such as the Company’s small capitalization, risk associated with market size, volatility, historical cash flows and earnings, depth of management and other measures.

After the review, the Company determined that the unamortized goodwill associated with its Laci Le Beau acquisition was not impaired.  It further determined that in accordance with SFAS 142 no write down of this goodwill would be necessary in 2002 unless conditions surrounding this division’s performance change substantially.  In 2001, the Company amortized $340,000 relative to goodwill associated with its acquisition of Laci Le Beau.

The Company next determined that the unamortized goodwill associated with its acquisition of EPI was also not impaired.  However, the Company also determined that due to the nature of its supply agreement with ConAgra which expires in approximately six years and the fact that ConAgra is EPI’s major source of supply for the majority of its business, the goodwill recorded related to the intangible value of the favorable terms of the contract acquired. As such, this intangible will be separated from goodwill once SFAS 142 is adopted and continue to be amortized at the rate of $600,000 per year, consistent with the amount of goodwill amortized for EPI in 2001.

With respect to the Prolab acquisition, the Company determined that it was appropriate to write down associated goodwill by $20 million. The Company considered all of the factors mentioned above but focused on the Company’s declining sales volume, issues surrounding Prolab’s ephedrine-based products, the Sports Nutrition market as a whole, and undiscounted cash flows.  Based on all of these considerations, the Company deemed that in accordance with current accounting rules a $20 million write down of goodwill was appropriate.  In addition, the Company reviewed Prolab and future expectations in accordance with SFAS 142.  The Company does not believe that a further write down of goodwill is will be necessary during 2002.  However, in accordance with SFAS 142, the Company will review the valuation of all of its goodwill during 2002 and it cannot guarantee that a further reduction of Prolab’s goodwill or a reduction of Laci Le Beau’s or EPI’s goodwill in addition to what has been described will not be necessary.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net revenue.  Net revenue in 2001 decreased 12.5%, or $10.9 million, to $76.2 million from $87.1 million in 2000. Net sales in the year 2001 and 2002 were adversely affected by a very high level of product returns. The level of returns was approximately 12.8% of gross sales in 2001 and 10% of gross sales in 2000, levels that are approximately three times higher than that experienced by the Company in prior years. The Company believes this rate of returns was caused by negative industry trends which caused retailers to decrease warehouse stocking levels and in some cases to reduce the amount of shelf space devoted to vitamins as well as to the failure of certain products introduced during 1998 and 1999 to gain popularity with consumers. The Company cannot predict when or if these high rate of returns will decrease.

Only one line of products, the MSM-line of joint care products with 10.2% of gross sales, accounted for more than 10% of the Company’s gross sales in 2001 and no customer accounted for more than 10% of sales although the Company’s top ten customers accounted for approximately 42% of gross revenue.  During 2001, the Company introduced approximately 12 new products which account for approximately 5.6% of gross sales.

Gross profit.  Gross profit decreased 8.2%, or $3.1 million, to $34.1 million, in 2001 as compared to $37.2 million in 2000. Gross margin increased to 44.8% in 2001 from 42.7% in 2000. The increase was mainly due to product mix, an emphasis on the sales of products that carry better margins, and an effort to control discounting of product.

Selling and marketing expenses.  Selling and marketing expenses decreased 29.9%, or $9.7 million, to $22.6 million in 2001 from $32.3 million in 2000. As a percentage of net sales, selling and marketing expenses decreased to 29.7% in 2001 from 37.1% in 2000, which was the highest in the Company’s history. After experiencing the highest selling and marketing expenses in its history in 2000, the Company focused on reducing these expenditures in 2001.  Advertising expenditures in both traditional media as well as coop advertising contracts were reduced sharply.  Even so, the Company was forced to spend heavily on various promotions in order to support sales in a declining market.  While the Company continues to attempt to control the level of its selling and marketing expenditures, the Company cannot predict the absolute effect of reducing sales and marketing expenditures on future sales.

General and administrative expenses.  General and administrative expenses decreased 6.5% or $726,000 , to $10.5 million in 2001 from $11.2 million in 2000. As a percentage of net sales, general and administrative expenses increased to 13.8% in 2001 from 12.9% in 1999. The reason for the percentage increase in general and administrative expenses is the 12.5% decline in net sales which outweighed the 6.5% decline in general and administrative expenses. The Company continues to try and manage general and administrative expenses which are relatively fixed in nature through greater efficiency in its management processes.

Reduction in goodwill.  During 2001, the Company wrote off $20 million of the goodwill associated with the acquisition of Prolab as an impairment charge to operating earnings after carefully weighing current market conditions, historical cash flows and estimating future cash flows. No such reductions were recorded or required during 2000.

Interest income (expense), net.  Net interest expense for 2001 was $737,000 versus net interest expense of $1.2 million in 2000. Interest income in 2001 amounted to $149,000 versus $146,000 in 2000. Interest expense fell in 2001 because, for most of the year, the Company had no borrowings on its line of credit. A substantial portion of the interest expense paid during 2000 stemmed from the Company’s borrowings under its line of credit which averaged $7.5 million for the year ended December 31, 2000.

Income tax provision (benefit).  The Company is estimating a net income taxes of $587,000 in 2001.  Expenses taken for the amortization and write-off of Prolab goodwill were not tax deductible in 2001.  In 2000, the Company received a benefit of $2.4 million. The Company obtained the net benefit because of the operating losses it incurred.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net revenue.  Net revenue in 2000 increased 6.7%, or $5.5 million, to $87.1 million from $81.6 million in 1999. However $21.2 million of the Company’s sales were generated by Prolab which was acquired in October 1999. Sales generated by Prolab amounted to $4.8 million during the last quarter of 1999, the only period in which the Company owned Prolab during 1999. Excluding Prolab, net sales of the Company were $65.9 million in 2000 as compared to $76.8 million in 1999.

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

Only one line of product, MSM joint care products, which accounted for approximately 13.4% of revenue, accounted for more than 10% of the Company’s revenue. No other product line accounted for more than 10% of the Company’s revenues in 2000.

Gross profit.  Gross profit decreased 11.0%, or $4.6 million, to $37.2 million, in 2000 as compared to $41.7 million in 1999. The gross margin decreased sharply to 42.7% in 2000 from 51.2% in 1999. The decrease was due primarily to the heavy returns as well as the percentage of the Company’s business generated by Prolab. The gross profit percentage from Prolab products is approximately one-third less than for the rest of the Company’s business. Returns are deducted from gross sales when calculating net revenue. In a majority of instances, the product returned is close to expiration and as such has no value. The original cost of goods of this returned product must then be included in the overall cost of goods calculation which in turn increases cost of goods and decreases the gross margin. Before accounting for returns and the change in the Company’s product mix due to the Prolab acquisition, the Company’s gross margin percentage was approximately the same as that of prior years.

Selling and marketing expenses.  Selling and marketing expenses increased 70.7%, or $13.4 million, to $32.3 million in 2000 from $18.9 million in 1999. As a percentage of net revenue, selling and marketing expenses increased to 37.1% in 2000 from 23.2% in 1999, the highest in the Company’s history. The increase was due to an increased volume of incentive payments such as slotting and coop advertising with major retailers. These expenses were amplified by the general downturn in the industry as the Company created incentives for retailers to stimulate sales at the consumer level though price off and other promotions. The Company provided these incentives in an effort to maintain market share and to forestall warehouse returns from these same retailers that it believes would have been more costly.

General and administrative expenses.  General and administrative expenses increased 31.3%, or $2.7 million, to $11.2 million in 2000 from $8.5 million in 1999. As a percentage of net sales, general and administrative expenses increased to 12.9% in 2000 from 10.5% in 1999. Of the absolute dollar increase, $1.2 million was due to increased administration costs recorded at Prolab during 2000 and $1.0 million was due to increased goodwill amortization recorded from the Prolab acquisition. Prolab was acquired in October 1999 and, as such, the Company recorded one quarter of Prolab’s expenses in 1999 as compared with a full year of expenditures in 2000. Of the remaining $500,000 increase in general and administrative expenses in the year 2000, $336,500 was due to additional depreciation. Approximately half of the additional depreciation was due to the acquisition of the Company’s shipping facility in December 1999.

Interest income (expense), net.  Net interest expense for 2000 was $1.2 million for 2000 versus net interest income of $537,000 in 1999. Interest earned in 2000 amounted to $146,000 versus $804,000 in 1999. A portion of the interest earned was taxable as income to the Company and a portion was non-taxable. Interest expense in 2000 was due to mortgage debt and an average balance of approximately $7.5 million under the Company’s line of credit. Substantially all of the interest expense paid during 1999 stemmed from the Company’s mortgage debt because the Company had minimal borrowings under its line of credit.

Income tax provision (benefit).  The Company is estimating a net income tax benefit of $2.4 million in 2000 as compared with a net income tax provision of $5.6 million in 1999. The Company obtained the net benefit because of the operating losses it incurred.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had working capital of $18.2 million, as compared to $15.4 million in working capital at December 31, 2000. The increase was primarily due to a decrease in the in the Company’s line of credit borrowings, an increase in cash and prepaid expenses offset by a decreases in accounts receivable, inventory and income tax receivables as well as an increase in accounts payable.

Net cash provided in operating activities was $10.3 million for the year ended December 31, 2001 versus net cash used of $151,000 and net cash provided of $6.8 million in 2000 and 1999, respectively. The increase in net cash provided by operating activities in

2001 was primarily due to differences in the nature of the net losses experienced in each year.  In 2001, the Company’s net loss was $20.3 million.  However, during the year, the Company wrote down $20 million of goodwill associated with its acquisition of Prolab.  The write down of goodwill is a non-cash expense.  In 2000, the Company’s loss was $5.2 million.  In 2001, the Company also reduced inventory, accounts receivable and income taxes receivable by $7.5 million.  Normal depreciation of property, plant and equipment and amortization of goodwill comparable to that taken in prior years  provided an additional $3.7 million of operating cash flow.  Offsetting these items in 2001, were a net increase in prepaid expenses and a decrease of payables and accrued expenditures of $757,000.

At December 31, 2001, the Company’s average trade receivable aging was approximately 33 days versus 2000 when the average receivable aging was 40 days.

In 2000, cash from operating activities was negatively affected by a decrease in trade payables and other accruals of $3.8 million, from $11.6 million at year end 1999 to $7.8 million at December 31, 2000. The Company’s large loss also created a net income tax receivable of $4.1 million at December 31, 2000 as compared with a net income tax payable of $181,000 at December 31, 1999. This receivable reduced cash from operating activities by $4.3 million.

The decrease in net cash provided by operating activities in 2000 compared to 1999 was primarily due the Company’s net loss, an increase in income tax receivables, and a decrease in accounts payable offset by a decrease in accounts receivable, a decrease in inventories and an increase in depreciation and amortization. In reaction to industry trends in 2000, the Company began to actively reduce its inventory levels from $15.1 million at December 31, 1999 to $12.2 million at December 31, 2000. The Company also actively reduced trade receivables which fell to $9.6 million at December 31, 2000 from $15.8 million at December 31, 1999. At December 31, 2000, the Company’s average trade receivable aging was approximately 40 days versus 1999 when the average receivable aging was 55 days. Amortization of goodwill grew to $2.3 million at December 31, 2000 from $1.3 million at December 31, 1999 due to the amortization of goodwill incurred through the Prolab acquisition. Depreciation grew from $1.1 million in 1999 to $1.4 million in 2000 due to the acquisition of the Company’s shipping facility in December 1999 and the acquisition of other assets needed in the operation of the Company’s business. Cash from operating activities was negatively affected by a decrease in trade payables and other accruals of $3.8 million, from $11.6 million at year end 1999 to $7.8 million at December 31, 2000. The Company’s large loss also created a net income tax receivable of $4.1 million at December 31, 2000 as compared with a net income tax payable of $181,000 at December 31, 1999. This receivable reduced cash from operating activities by $4.3 million.

Net cash used in investing activities was $379,000 for the year ended 2001 and $588,000 and $16.9 million for the years ended 2000 and 1999, respectively.

All of the cash used for investing activities in 2001 and 2000 was for the acquisition of property, plant and equipment.

Of the net cash used in investing activities in 1999, the Company used $26.6 million to consummate the acquisition of Prolab, $7.2 million was used to purchase a warehouse/shipping facility and $2.1 million was invested in plant and equipment and $19.0 million in marketable securities was liquidated.

Net cash used by financing activities was $8.5 million for the year ended December 31, 2001 as opposed to net cash provided by financing activities of  $4.3 million and $10.0 million in 1999 and 1998, respectively.

Of the net cash used in financing activities in 2001, $8.3 million was used to pay down the Company’s line of credit and $265,000 was used to reduce the Company’s long-term mortgage borrowings. The Company raised $80,000 through the sale of stock to employees via the Company’s employee stock purchase plan and the exercise of stock options granted under the Company’s stock option plan.

Net cash provided by financing activities in the year ended December 31, 2000 consisted primarily of $6.5 million of net borrowing from the Company’s line of credit. The remainder of the cash provided was generated from the sale of Common Stock to employees through the Company’s employee stock purchase program and the exercise of stockholder options. Cash provided by financing activities was offset by $2.3 million of cash used to repurchase Company stock on the open markets and $236,000 used to repay long-term debt.

Net cash provided by financing activities in the year ended December 31, 1999 consisted of $8.9 million of mortgage debt assumed in connection with the purchase of the Company’s headquarters’ facility and the Company’s warehouse and shipping facility, each of which was financed during 1999 as well as $1.8 million of net borrowing from the Company’s line of credit. The remainder of cash provided was generated from the sale of Common Stock to employees through the Company’s employee stock purchase program, the exercise of stockholder options and the repayment of a portion of a shareholder loan.

As of the end of 2001, the Company had $8.4 million of outstanding debt. All of this debt is due to a mortgage on the Company’s manufacturing/headquarters facility and a mortgage on the Company’s shipping facility.

The Company’s cash balance at the close of 2001 was approximately $5.5 million.

At December 31, 2001, the Company was out of compliance with certain financial ratios contained in its line of credit agreement. The Company is currently working with its bank, Wells Fargo, N.A., to renegotiate its line of credit agreement and the covenants therein. There is no guarantee that the Company will be able to negotiate terms that it finds satisfactory with Wells Fargo.  However, given the strength of the Company’s balance sheet, the Company’s historical cash flows, and the large number of unencumbered assets in its possession, the Company believes that it can obtain sufficient financing to maintain its operations from alternative financial institutions should that be necessary. If the Company is unable to do so, its sources of liquidity will be reduced.

Furthermore, the Company believes that its year end cash balance together with cash generated from operations, cash it expects to receive because of its income tax receivable will be sufficient to fund its anticipated working capital needs and permitted capital expenditures for at least the next 12 months.

In providing the Company with additional funds, Wells Fargo or other potential lenders may seek to institute covenants restricting the Company from certain activities and if the Company deems it necessary to borrow funds with these restrictions in place,  it may find that its ability to compete effectively in its market sector is hindered.

In order to meet its long-term liquidity needs or consummate future acquisitions, the Company may be required to incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company’s ability to pursue its strategy and could negatively affect its operations in future periods.

IMPACT OF INFLATION

Generally, inflation has not had a material impact on the Company’s historical operations or profitability.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion about the Company’s market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates. The risks related to foreign currency exchange rates are immaterial and the Company does not use derivative financial instruments.

If the Company enters into a renegotiated line-of-credit or borrows other funds, it may be subject to interest rate market risk associated with a variable rate line of credit or fixed rate long-term debt. Even so, the Company does not believe the risk associated with such borrowing is significant. Additionally, the Company does not believe that the risk is significant for its long-term debt due to the low fixed rates and insignificance of the long-term debt to the Company’s consolidated balance sheet.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Report of Independent Auditors and the Consolidated Financial Statements and notes thereto are presented under Item 14 of this Report.

PART III

Information required under Part III (Items 10, 11, 12, and 13) is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on June 13, 2002.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FROM 8-K

(a)	(1)	Index to Consolidated Financial Statements:
		Report of Independent Auditors
		Consolidated Balance Sheets as of December 31, 2001 and 2000
		Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999
		Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999
		Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
		Notes to Consolidated Financial Statements
(a)	(2)	Index to Consolidated Financial Statement Schedules:
		Schedule II— Valuation and Qualifying Accounts -1

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

(a)	(3)	Index to Exhibits:

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
	2.1

Stock Purchase Agreement by and among Natrol, Inc., Thomas E. Roark, John Yves Morin, Dwight Otis, Andrew M Esposito, Jr. and Prolab Nutrition, Inc. dated as of October 8, 1999 (incorporated herein by reference to Item 7 (c) of the Company’s Current Reports on Form 8-K filed October 19, 1999.)

(3)	Articles of Incorporation and By-Laws:
	3.1

The Third Amended and Restated Certificate of Incorporation of the Company incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, as amended, filed on March 31, 1999.

	3.2	The Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1, as amended, File No. 333-52109).
(4)	Instruments Defining the Rights of Security Holders, Including Indentures:
	4.1

Specimen Stock Certificate for shares of Common Stock, $.01 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, File No. 333-52109).

(10)	Material Contracts
	10.1	Natrol, Inc. Amended and Restated 1996 Stock Option Plan (incorporated herein by reference to Appendix A filed on May 2, 2000 File No 000-24567 Proxy Statement);
	10.2	Natrol, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended, File No. 333-52109);
10.3

Form of Indemnification Agreement between Natrol, Inc. and each of its directors (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended, File No. 333-52109);

10.4

Form of Incentive Stock Option Agreement  of the Natrol, Inc. Stock Option and Grant Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended, File No. 333-52109);

10.5

Amended and Restated Credit Agreement with Wells Fargo Bank, N. A (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended, File No. 333-52109);

	10.6	Credit Agreement with Wells Fargo Bank, N.A., dated as of March 1, 2001; (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-K, File No. 000-24567);
	10.7	Revolving Line of Credit Agreement with Wells Fargo Bank, N.A., dated as of March 1, 2001, (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-K, File No. 000-24567);
10.8

Agreement, dated as of February 8, 1998, by and between the Company and Basic Vegetable Products, L.P. (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended, File No. 333-52109);

10.9

Assignment and Amendment to Supply and Royalty Supply Agreement, dated as of November 7, 2000 by and between the Company and ConAgra Foods, Inc., (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K, File No. 000-24567);

(21)	Subsidiaries of Natrol, Inc., (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-K, File No. 000-24567)
(23)	Consent of Experts and Counsel: Consent of Ernst & Young LLP is filed herewith as Exhibit 23.1.

	(b)	Reports on Form 8-K:

No current reports on Form 8-K were filed by the Company during the three month period ending December 31, 2001.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2002.

Natrol, Inc.
By:	/s/ Elliott Balbert
Elliott Balbert
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signatures Signed	Title	Date
Elliott Balbert	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2002
Dennis R. Jolicoeur	Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)	March 29, 2002
Norman Kahn	Director	March 29, 2002
Dennis Griffin	Director	March 29, 2002
Dennis DeConcini	Director	March 29, 2002

Report of Independent Auditors

The Board of Directors

Natrol, Inc.

We have audited the accompanying consolidated balance sheets of Natrol, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2001. Our audit also included the financial statement schedule listed at the index in item 14(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natrol, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                                                /s/ Ernst & Young LLP

March 1, 2002

Woodland Hills, California

Natrol, Inc.

Consolidated Balance Sheets

	December 31
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$5,485,412	$4,004,445
Accounts receivable, net of allowances of $362,634 and $479,100 at December 31, 2001 and 2000, respectively	6,786,643	9,574,078
Inventories	9,742,964	12,246,635
Income taxes receivable	1,408,217	4,091,428
Deferred taxes	1,324,079	1,075,588
Prepaid expenses and other current assets	1,825,615	838,704
Total current assets	26,572,930	31,830,878

Property and equipment:
Building and improvements	15,625,150	15,571,595
Machinery and equipment	5,708,151	5,538,839
Furniture and office equipment	2,018,604	1,862,938
	23,351,905	22,973,372
Accumulated depreciation and amortization	(5,606,040)	(4,215,475)
	17,745,865	18,757,897

Goodwill, net of accumulated amortization of $26,423,003 and $4,143,075 at December 31, 2001 and 2000, respectively	14,983,584	37,263,512

Other assets	54,360	68,378

Total assets	$59,356,739	$87,920,665

	December 31
	2001	2000
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$—	$8,300,000
Accounts payable	3,371,777	4,186,227
Accrued expenses	4,240,233	2,967,155
Accrued payroll and related liabilities	493,443	722,878
Current portion of long-term debt	277,451	256,061
Total current liabilities	8,382,904	16,432,321

Deferred income taxes, noncurrent	250,673	226,646
Long-term debt, less current portion	8,083,316	8,369,389

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value of $0.01 per share:
Authorized shares — 2,000,000
Issued and outstanding shares — none	—	—
Common stock, par value of $0.01 per share:
Authorized shares — 50,000,000
Issued and outstanding shares — 13,712,354 and 13,658,820 at December 31, 2001 and 2000, respectively	137,124	136,588
Additional paid-in capital	61,868,719	61,781,624
Retained earnings (deficit)	(16,485,120)	3,854,974
	45,520,723	65,773,186
Shares held in treasury, at cost — 921,900 and 625,900 shares at December 31, 2001 and 2000, respectively	(2,880,877)	(2,326,814)
Receivable from stockholder	—	(554,063)
Total stockholders’ equity	42,639,846	62,892,309
Total liabilities and stockholders’ equity	$59,356,739	$87,920,665

See accompanying notes.

Natrol, Inc.

Consolidated Statements of Operations

	Year ended December 31
	2001	2000	1999

Net sales	$76,160,658	$87,089,154	$81,589,935
Cost of goods sold	42,063,446	49,934,486	39,849,632
Gross profit	34,097,212	37,154,668	41,740,303

Selling and marketing expenses	22,624,778	32,293,373	18,915,663
General and administrative expenses	10,489,303	11,215,339	8,542,308
Reduction in goodwill	20,000,000	—	—
Total operating expenses	53,114,081	43,508,712	27,457,971
Operating income (loss)	(19,016,869)	(6,354,044)	14,282,332

Interest income	148,837	146,303	803,855
Interest expenses	(885,348)	(1,377,767)	(266,668)
Income (loss) before income tax provision (benefit)	(19,753,380)	(7,585,508)	14,819,519

Income tax provision (benefit)	586,714	(2,369,290)	5,631,416
Net income (loss)	$(20,340,094)	$(5,216,218)	$9,188,103

Basic earnings (loss) per share	$(1.59)	$(0.39)	$0.69
Diluted earnings (loss) per share	$(1.59)	$(0.39)	$0.67

Weighted average shares outstanding - basic	12,783,118	13,236,734	13,324,510
Weighted average shares outstanding - diluted	12,783,118	13,236,734	13,637,653

See accompanying notes.

Natrol, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Retained Earnings	Shares Held	Receivable From
	Shares	Amount	Capital	(Deficit)	In Treasury	Stockholder	Total

Balance at January 1, 1999	13,301,990	$133,020	$60,187,301	$(116,911)	$—	$(562,500)	$59,640,910
Exercise of stock options	29,000	290	54,085	—	—	—	54,375
Shares issued in connection with Prolab acquisition	124,270	1,243	977,383	—	—	—	978,626
Issuance of common stock under employee stock purchase plan	18,775	187	115,611	—	—	—	115,798
Payments on shareholder loan	—	—	—	—	—	8,437	8,437
Net income	—	—	—	9,188,103	—	—	9,188,103
Balance at December 31, 1999	13,474,035	134,740	61,334,380	9,071,192	—	(554,063)	69,986,249
Shares issued in exchange for services	25,919	259	128,021	—	—	—	128,280
Exercise of stock options	133,500	1,335	263,040	—	—	—	264,375
Issuance of common stock under employee stock purchase plan	25,366	254	56,183	—	—	—	56,437
Purchase of treasury shares	—	—	—	—	(2,326,814)	—	(2,326,814)
Net loss	—	—	—	(5,216,218)	—	—	(5,216,218)
Balance at December 31, 2000	13,658,820	136,588	61,781,624	3,854,974	(2,326,814)	(554,063)	62,892,309
Repurchase of restricted stock	—	—	—	—	(554,063)	554,063	—
Exercise of stock options	32,000	320	57,730	—	—	—	58,050
Shares issued in exchange for services	4,491	45	7,830	—	—	—	7,875
Issuance of common stock under employee stock purchase plan	17,043	171	21,535	—	—	—	21,706
Net loss	—	—	—	(20,340,094)	—	—	(20,340,094)
Balance at December 31, 2001	13,712,354	$137,124	$61,868,719	$(16,485,120)	$(2,880,877)	$—	$42,639,846

See accompanying notes.

Natrol, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31
	2001	2000	1999
Operating activities
Net income (loss)	$(20,340,094)	$(5,216,218)	$9,188,103
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,393,955	1,361,256	1,115,797
Amortization of goodwill	2,279,928	2,279,928	1,274,979
Provision for bad debts and returns	437,600	400,000	170,630
Deferred taxes	(224,464)	117,659	215,462
Shares issued for services	7,875	128,280	—
Reduction of goodwill	20,000,000	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,349,835	5,802,535	(2,293,195)
Inventories	2,503,671	2,814,158	439,842
Income taxes receivable/payable	2,683,211	(4,273,218)	(1,712,624)
Prepaid expenses and other current assets	(986,911)	189,509	(522,980)
Other assets	10,628	25,775	(14,616)
Accounts payable	(814,450)	(3,640,402)	(1,784,427)
Accrued expenses	1,273,078	824,111	(166,385)
Accrued payroll and related liabilities	(229,435)	(964,863)	883,118
Net cash provided by (used in) operating activities	10,344,427	(151,490)	6,793,704

Investing activities
Assets purchased, net of liabilities assumed in connection with acquisitions	—	—	(26,578,024)
Purchases of marketable securities	—	—	(69,203,000)
Sales of marketable securities	—	—	88,213,826
Purchases of property and equipment	(378,533)	(587,647)	(9,325,753)
Net cash used in investing activities	(378,533)	(587,647)	(16,892,951)

Financing activities
Net borrowings (repayments) on line of credit	(8,300,000)	6,500,000	1,800,000
Proceeds from long-term debt	—	—	8,900,000
Repayments on long-term debt	(264,683)	(235,560)	(802,826)
Capitalized loan fees	—	—	(50,817)
Purchases of treasury shares	—	(2,326,814)	—
Repayments on shareholder loan	—	—	8,437
Proceeds from issuance of common stock, net of issuance costs	79,756	320,812	170,173
Net cash (used in) provided by financing activities	(8,484,927)	4,258,438	10,024,967
Net increase (decrease) in cash and cash equivalents	1,480,967	3,519,301	(74,280)
Cash and cash equivalents, beginning of year	4,004,445	485,144	559,424
Cash and cash equivalents, end of year	$5,485,412	$4,004,445	$485,144

Natrol, Inc.

Consolidated Statements of Cash Flows (continued)

	Year ended December 31
	2001	2000	1999

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$885,348	$1,377,767	$266,668
Income taxes	$927,180	$786,850	$6,624,087

Supplemental non-cash transactions

In February 2001, the Company repurchased 296,000 shares of common stock from an officer of the Company in exchange for an outstanding note receivable due from the officer.

In October 1999, the Company issued 124,270 shares of common stock valued at $978,626 in connection with its acquisition of Prolab, Nutrition, Inc.

See accompanying notes.

Natrol, Inc.

Notes to Consolidated Financial Statements

December 31, 2001

1. Business and Summary of Significant Accounting Policies

Description of Business

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

Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates, although management does not believe any differences would materially affect the Company’s consolidated financial position or results of operations.

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

Property and Equipment

Property and equipment are stated on the basis of cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to 10 years for furniture, machinery and equipment. Buildings and improvements are depreciated using straight-line methods over five to 40 years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated lives of the assets or the lease terms.

Trademarks and Patents

Costs of obtaining trademarks and patents are capitalized and amortized using the straight-line basis over the estimated useful life of eleven years. Trademarks and patents are included in other assets at $50,500 at December 31, 2001 and 2000, net of accumulated amortization of $37,922 and $33,584 at December 31, 2001 and 2000, respectively. The costs of servicing the Company’s patents and trademarks are expensed as incurred.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in connection with acquisitions. Amortization is provided for on a straight-line basis over periods ranging from 15 to 20 years. Amortization expense related to goodwill was approximately $2,279,928, $2,279,928 and $1,274,979 for the years ended December 31, 2001, 2000 and 1999, respectively, and is included in general and administrative expenses. Reduction in goodwill in the year ended December 31, 2001, relates to an impairment charge taken as discussed further in Note 10.

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

Advertising Costs

Advertising and promotional costs are expensed at first showing. In addition, the Company advertises on a cooperative basis by accruing an obligation to reimburse retailers for qualified advertising of Company products. The Company provides for cooperative advertising obligations in the same period as the related revenue is recognized. Advertising and promotional costs amounted to $10,710,797, $17,614,623, and $10,936,242, respectively, for the years ended December 31, 2001, 2000 and 1999.

Research and Development Costs

The Company incurs research and development costs relating to the development of its dietary supplement products. Research and development costs are expensed as incurred and amounted to $550,726, $649,613 and $417,552 for the years ended December 31, 2001, 2000 and 1999, respectively. Research and development costs are included in general and administrative expenses on the consolidated statements of operations.

Shipping and Handling Costs

The Company records all charges for outbound shipping and handling as revenue. All outbound shipping and fulfillment costs are classified as selling and marketing expenses and totaled $2,959,392, $3,087,173 and $2,366,578 for the years ended December 31, 2001, 2000 and 1999, respectively.

Major Products

The Company’s sales of one product line comprised 10.2% and 13.4% of gross sales during the years ended December 31, 2001 and 2000, respectively. The Company’s sales of a different product line comprised 11.5% of gross sales during the year ended December 31, 1999.

Stock-Based Compensation

Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as clarified by Financial Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25.”

Earnings (Loss) Per Share

The Company calculates earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share have been computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing net income (loss) by securities or other contracts to issue Common Stock as if these securities were exercised or converted to Common Stock.

The following table sets forth the calculation for basic and diluted earnings (loss) per share for the periods indicated:

	Year ended December 31
	2001	2000	1999
Earnings (loss):
Net income (loss)	$(20,340,094)	$(5,216,218)	$9,188,103

Shares:
Weighted average shares for basic earnings per share	12,783,118	13,236,734	13,324,510
Stock options	—	—	313,143
	12,783,118	13,236,734	13,637,653

Shares issuable under stock options of 2,695,500, 1,987,000 and 615,000 at December 31, 2001, 2000 and 1999, respectively, have been excluded from the computation of diluted earnings per share because the effect would be antidilutive.

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) items are not material at December 31, 2001, 2000 and 1999 and therefore no disclosures have been made.

Concentration of Credit Risk

Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base. The Company performs periodic credit evaluations of its customers’ financial conditions and generally does not require collateral. Credit losses have been within management’s expectations.

Segment Reporting

The Company is engaged principally in one line of business, the manufacturing and marketing of high-quality dietary supplement products, including vitamins, minerals, herbs and specialty formulations, weight control products and hormones, which represents more than 90% of consolidated sales.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidelines on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

The Company applied SFAS 142 in the beginning of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase of net income of $821,000 in 2002 on an annual basis. The Company tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in January 2002. The Company has determined these impairment tests will have no effect on the earnings and financial position of the Company.

Recently Issued Accounting Standards (continued)

Emerging Issues Task Force (EITF) Issues No. 00-14, “Accounting for Certain Sales Incentives,” No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to be Delivered in the Future,” and No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” address various aspects of accounting for consideration given by a vendor to a customer or a reseller of the vendor’s products. The purpose of EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” is to codify and reconcile the consensuses on all or specific aspects of those Issues, and identify other related interpretive issues that have not yet been addressed. The guidance for these Issues should be applied to transactions entered into after November 15, 2001 and for financial statements for any period beginning after December 15, 2001. Revenues would have been reduced by expenses of $4,163,813, $9,337,137 and $1,504,615, which are currently categorized in selling and marketing expenses, in the years ended December 31, 2001, 2000 and 1999, respectively, had the guidance in these Issues been applied.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged. The Company expects to adopt SFAS 144 in the first quarter of 2002, and does not expect the adoption of the statement will have a significant impact on the Company’s financial position or result of operations.

Reclassifications

Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the presentation in 2001.

2. Acquisitions

In October 1999, the Company purchased all of the outstanding shares of stock of Prolab Nutrition, Inc. (Prolab) for $28,500,000 in cash, excluding acquisition costs, and 124,270 shares of the Company’s Common Stock. Prolab is a distributor, manufacturer and marketer of food supplement products which are sold primarily to distributors, wholesalers and retailers located throughout the United States and also on a worldwide basis. Included in the purchase price were assets, consisting primarily of cash of $2,259,722, trade accounts receivable of $3,667,046, inventories of $2,063,180, fixed assets of $1,125,280 and other assets of $623,054, and liabilities assumed consisting primarily of accounts payable of $3,667,832, accrued expenses of $2,033,960 and debt of $763,836. The acquisition was accounted for using the purchase method, and accordingly, the acquired assets and liabilities assumed were recorded at their estimated fair values with revenues and expenses from the date of acquisition included in the consolidated statements of operations. The excess of cost over the fair value of net assets acquired of $27,041,662 is being amortized over 20 years.

The following pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition of Prolab had occurred at the beginning of the year ended December 31, 1999, with pro forma adjustments for the amortization of goodwill, interest expense and certain income tax adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the acquisitions been effected on the assumed dates or of future results of the combined entities.

Year ended December 31
1999
(Unaudited)
Revenues	$105,556,000
Income from operations	16,615,000
Net income	10,414,000
Basic earnings per share	$0.78
Diluted earnings per share	$0.76

3. Inventories

Inventories consist of the following:

	December 31
	2001	2000
Raw material and packaging supplies	$4,279,891	$5,334,997
Finished goods	5,463,073	6,911,638
	$9,742,964	$12,246,635

4. Financing

On September 24, 1999, the Company entered into a credit agreement with a bank that provided for a revolving line of credit for borrowings up to $10,000,000, as amended, based on a formula, through 2002. Advances under the credit agreement bore interest at the bank’s adjusted LIBOR rate plus 1.25% or the bank’s prime rate at the option of the Company.

The credit agreement required the Company to comply with certain financial covenants and is collateralized by the Company’s assets. The Company was not in compliance with all of the financial covenants at December 31, 2000. In March 2001, the Company entered into a new credit agreement with its bank whereby the covenant violations of the prior credit agreement are waived. The new credit agreement provides for a revolving line of credit for borrowings up to $5,000,000, as amended in August 2001, based on a formula, through July 2002. Advances under the credit agreement bear interest at the bank’s adjusted LIBOR rate plus 3.00% or the bank’s prime rate plus 0.50% at the option of the Company. Further, the credit agreement requires the Company comply with certain financial covenants and is collateralized by the Company’s assets. The Company was not in compliance certain financial covenants at December 31, 2001 and is seeking a waiver from its lender for the violations.

During 1999, the Company entered into two mortgage notes payable in the aggregate amount of $8,900,000 collateralized by the Company’s facilities. These notes are payable in monthly installments of $73,779 in the aggregate including interest ranging from 7.75% to 8.32% maturing in 2014 and 2019. Interest expense related to these notes for the years ended December 31, 2001, 2000, and 1999 was $694,264, $687,228, and $169,876, respectively.

Future maturities of long-term debt at December 31, 2001 are as follows:

2002	$277,451
2003	300,630
2004	324,538
2005	352,866
Thereafter	7,105,282
$8,360,767

5. Income Taxes

The income tax provision (benefit) consists of the following:

	Year ended December 31
	2001	2000	1999
Current:
Federal	$727,250	$(2,496,949)	$4,566,332
State	83,928	10,000	849,622
	811,178	(2,486,949)	5,415,954
Deferred:
Federal	(217,975)	317,518	172,922
State	(6,489)	(199,859)	42,540
	(224,464)	117,659	215,462
Total income tax provision benefit)	$586,714	$(2,369,290)	$5,631,416

The difference between actual income tax expense (benefit) and the U.S. Federal statutory income tax rate is as follows:

	Year ended December 31
	2001	2000	1999

Statutory rate	(34.0)%	(34.0)%	34.0%
Nondeductible goodwill	37.0	6.0	—
State tax provision	—	(1.0)	—
Other	—	(2.0)	4.0
	3.0%	(31.0)%	38.0%

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2001	2000	1999
Deferred tax assets:
Accounts receivable reserves	$144,257	$190,663	$200,038
Inventory reserves	127,476	189,846	78,640
Various accrued liabilities	889,810	502,331	543,208
State taxes	—	—	254,190
Net operating losses	162,536	192,748	—
	1,324,079	1,075,588	1,076,076
Deferred tax liability:
Depreciation	(250,673)	(226,646)	(109,475)
	$1,073,406	$848,942	$966,601

Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The Company has state net operating loss carryforwards of approximately $2,797,527 expiring beginning in fiscal 2005.

6. Stockholders’ Equity

Receivable from Stockholder

The receivable from stockholder represents an interest bearing note from a stockholder in the amount of $554,063 at December 31, 2000 and 1999, issued by the stockholder to finance in part the purchase of 300,000 shares of the Company’s Common Stock at its fair value of $1.88 per share. The note bears interest at 6.60% per year with interest payments due annually. The note is due within ten days of the receipt by the stockholder of proceeds from the sale of the Company’s Common Stock or November 14, 2006, whichever occurs first. Included in interest income is $36,568 and $36,568 for the years ended December 31, 2000 and 1999, respectively, for interest from this stockholder. On February 1, 2001, the Company repurchased the 296,000 shares of Common Stock from the stockholder for $1.88 per share, the market price of the stock on the repurchase date, of which all but 30,000 shares were fully vested, by exchanging the outstanding note, including accrued but unpaid interest, for the shares.

Stock Repurchase Program

In April 2000, the Board of Directors of the Company authorized a stock repurchase program for the Company’s Common Stock. Under the stock repurchase program, the Company can effect stock repurchases from time to time up to an aggregate of $10,000,000 of its Common Stock. The stock repurchase program does not have an expiration date. In the years ended December 31, 2001 and 2000, the Company repurchased 296,000 and 625,900, respectively, shares of its Common Stock at a cost of $554,063 and $2,326,814, respectively, under this program.

Stock Options

The Company has adopted the 1996 Stock Option and Grant Plan, as amended (the Plan), which authorizes the Board of Directors of the Company to grant incentive stock options or non-qualified stock options. Incentive stock options may be granted only to employees of the Company. Non-qualified stock options may be granted to officers and employees of the Company as well as to non-employees. The maximum number of shares to be issued under the Plan is 3,356,778 shares, as amended. All options granted under the Plan have been made at prices not less than the estimated fair market value of the stock at the date of grant. Generally the options granted under the Plan vest over three to five years. Options granted under the plan have a term of not more than 10 years.

A summary of the Company’s stock option activity, and related information is as follows:

	Number of Options	Weighted Average Exercise Price Per Share	Exercise Price Per Share

Outstanding at January 1, 1999	845,000	6.67	$1.88 – $13.00
Granted	845,000	7.88	$6.03 – $10.63
Forfeited	(45,000)	10.39	$6.03 – $11.25
Exercised	(29,000)	1.88	$1.88
Outstanding at December 31, 1999	1,616,000	7.28	$1.88 – $13.00
Granted	1,182,000	2.87	$1.50 – $7.00
Forfeited	(677,500)	7.74	$2.10 – $10.40
Exercised	(133,500)	1.98	$1.88 – $2.10
Outstanding at December 31, 2000	1,987,000	4.59	$1.88 – $13.00
Granted	1,000,000	1.63	$1.32 – $3.60
Forfeited	(32,000)	1.81	$1.50 – $10.63
Exercised	(259,500)	3.01	$1.32 – $1.94
Outstanding at December 31, 2001	2,695,500	3.58	$1.32 – $13.00

Exercisable at:
December 31, 1999	475,895	$5.43	$1.88 – $13.00
December 31, 2000	675,326	$5.07	$1.88 – $13.00
December 31, 2001	1,547,482	$4.00	$1.32 – $13.00

At December 31, 2001, 736,278 shares were available for future grant. The weighted average remaining contractual life for the outstanding options in years was 8.37, 8.82 and 8.83 at December 31, 2001, 2000 and 1999, respectively.

If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date for its stock-based compensation plans consistent with the method prescribed by SFAS No. 123, the Company’s net income (loss) would have been reduced to the pro forma amounts indicated below:

	Year ended December 31
	2001	2000	1999
Net income (loss):
As reported	$(20,340,094)	$(5,216,218)	$9,188,103
Pro forma	(21,183,444)	(5,768,339)	8,790,433

Earnings (loss) per share:
As reported – basic	$(1.59)	$(0.39)	$0.69
Pro forma – basic	(1.66)	(0.44)	0.66
As reported – diluted	(1.59)	(0.39)	0.67
Pro forma – diluted	(1.66)	(0.44)	0.64

The fair value of the options is estimated using a Black-Scholes option-pricing model with the following weighted average assumptions for grants:

	Year ended December 31
	2001	2000	1999
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	75.6	75.6	55.9
Risk free interest rate	5.5%	5.5%	5.5%
Expected life of options	5 years	5 years	5 years

These assumptions resulted in weighted average fair values of $1.05, $2.04 and $3.61 for each stock option granted in 2001, 2000 and 1999, respectively.

7. Commitments and Contingencies

The Company leases certain equipment and facilities under noncancelable operating leases that expire in various years through 2006. Rent expense under operating leases totaled $108,031, $118,060 and $255,356 for the years ended December 31, 2001, 2000 and 1999, respectively.

Future minimum lease payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2001:

2002	$127,116
2003	109,241
2004	93,895
2005	7,448
Total minimum lease payments	$337,700

From time to time the Company is subject to litigation incidental to its business, including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any material legal proceedings.

8. Employee Benefits Plans

The Company has a profit sharing 401(k) plan that covers substantially all of its employees. Eligible employees may contribute up to 10% of their compensation. Contributions are discretionary; however, the Company generally matches 10% of the employees’ contributions up to the maximum of 1% of eligible compensation. Amounts recognized as expense were $19,659, $9,555 and $10,045 for the years ended December 31, 2001, 2000 and 1999, respectively.

In May 1998, the Board of Directors approved the Natrol, Inc. Employee Stock Purchase Plan (the ESPP) which allows substantially all employees to purchase shares of Common Stock of the Company, through payroll deductions, at 85% of the fair market value of the shares at the beginning or end of the offering period, whichever is lower. The ESPP provides for employees to authorize payroll deductions of up to 10% of their compensation for each pay period. In conjunction with the ESPP, the Company registered with the Securities and Exchange Commission 225,000 shares of the Company’s

Common Stock reserved for purchase under the ESPP. As of December 31, 2001 and 2000, 163,816 and 172,579 shares are available for issuance under this plan. For the year ended December 31, 2001, 17,043 shares were issued at prices ranging from $1.28 to $2.00 per share under the plan. For the year ended December 31, 2000, 25,366 shares were issued at prices ranging from $1.28 to $2.76 per share under the plan. For the year ended December 31, 1999, 18,775 shares were issued at prices ranging from $5.95 to $6.38 per share under the plan.

9. Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Cash and Cash Equivalents: the carrying amount approximates fair value.

Accounts Receivable and Accounts Payable: the carrying amount approximates fair value.

Debt: The carrying amount of the Company’s borrowings on its revolving line of credit approximates fair value. The fair value of the Company’s long-term notes payable are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of long-term notes payable approximates their fair value at December 31, 2001.

10. Impairment of Goodwill

The Company, as part of its review of financial results for 2001, performed an assessment of the carrying value of the Company’s long-lived assets to be held and used, including significant amounts of goodwill recorded in connection with its various acquisitions. The assessment was performed pursuant to SFAS 121 because of the significant negative industry and economic trends affecting both the Company’s current operations and expected future sales as well as the general decline in market valuations. The conclusion of that assessment was that the decline in market conditions within the Company’s industry was significant and other than temporary. As a result, the Company recorded a charge of $20,000,000 to reduce goodwill during the fourth quarter of 2001, based on the amount by which the carrying amount of these assets exceeded their estimated fair value.

10. Impairment of Goodwill (continued)

The total writedown is primarily related to the goodwill recorded in connection with the Company’s acquisition of Prolab. The charge is included in the caption reduction of goodwill on the statements of operations. Fair value was determined based on discounted future cash flows for the operating entity. The cash flow periods used were six years using an annual growth rate of 2% to 20%. The discount rate used was 26.55% for each of the following six years. The assumptions supporting the estimated future cash flows reflect management’s best estimates. The discount rate was based upon the risk free rate as adjusted for the risks associated with the operations.

11. Selected Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Data)
2001:
Net sales	$19,769	$20,277	$21,199	$14,916
Gross profit	8,703	9,234	10,262	5,898
Net income (loss)	657	920	1,048	(22,965)
Basic earnings (loss) per share	$0.05	$0.07	$0.08	$(1.79)
Diluted earnings (loss) per share	$0.05	$0.07	$0.08	$(1.79)

2000:
Net sales	$22,694	$24,083	$22,283	$18,029
Gross profit	10,775	9,275	10,174	6,931
Net income (loss)	736	(2,408)	(521)	(3,023)
Basic earnings (loss) per share	$0.06	$(0.18)	$(0.04)	$(0.23)
Diluted earnings (loss) per share	$0.05	$(0.18)	$(0.04)	$(0.23)

Natrol, Inc

Schedule II – Valuation and Qualifying Accounts

Years ended December 31, 2001, 2000 and 1999

Description	Balance at Beginning of Period	Charged to Cost and Expense	Additions charged to Acquisitions	Deductions		Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 1999	$332,000	$92,700	$97,647	$19,847		$502,500
Year ended December 31, 2000	$502,500	$400,000	$—	$423,400		$479,100
Year ended December 31, 2001	$479,100	$437,600	$—	$554,066		$362,634

Allowance for Sales Returns:
Year ended December 31, 1999	$667,075	$1,108,859	$—	$531,852	(1)	$1,244,082
Year ended December 31, 2000	$1,244,082	$3,790,276	$—	$3,574,324	(1)	$1,460,034
Year ended December 31, 2001	$1,460,034	$2,008,498	$—	$2,448,215	(1)	$1,020,317

(1) Represents actual returns of goods