Form 10-Q
period 2002-03-31
NATROL INC
filed 2002-05-14
CIK 1025573

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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
(818) 739–6000
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY A CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  ☒  NO  ☐

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date:

Class	Outstanding as of May 1, 2002
Common stock, $0.01 par value	12,843,714

PART 1
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATROL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31,	December 31,
	2002	2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,838	$5,485
Accounts receivable, net of allowances of $479 and $363 at March 31, 2002 and December 31, 2001, respectively	8,714	6,787
Inventories	8,443	9,743
Deferred taxes	1,324	1,324
Income taxes receivable	1,390	1,408
Prepaid expenses and other current assets	1,402	1,826
Total current assets	29,111	26,573

Property and equipment:
Building and improvements	15,625	15,625
Machinery and equipment	5,761	5,708
Furniture and office equipment	2,028	2,019
	23,414	23,252
Accumulated depreciation and amortization	(5,954)	(5,606)
	17,460	17,746

Goodwill, net of accumulated amortization of $24,123 at March 31, 2002 and December 31, 2001	8,215	8,215
Intangible assets, net of accumulated amortization of $2,450 and $2,300 at March 31, 2002 and December 31, 2001, respectively	6,619	6,769
Other assets	52	54
Total assets	$61,457	$59,357

See accompanying notes

	March 31,	December 31,
	2002	2001
Liabilities and stockholders’ equity	(Unaudited)
Current liabilities:
Line of credit	—	—
Accounts payable	5,140	3,372
Accrued expenses	4,606	4,240
Accrued payroll and related liabilities	398	494
Current portion of long-term debt	277	277
Total current liabilities	10,421	8,383

Deferred income taxes, noncurrent	251	251
Long-term debt, less current portion	8,013	8,083

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value of $0.01 per share:
Authorized shares — 2,000,000
Issued and outstanding shares — none	—	—
Common stock, par value of $0.01 per share:
Authorized shares — 50,000,000
Issued and outstanding shares — 13,764,614 and 13,712,354 at March 31, 2002 and December 31, 2001, respectively	138	137
Additional paid-in capital	61,973	61,869
Accumulated deficit	(16,458)	(16,485)
	45,653	45,521
Shares held in treasury, at cost— 921,900 and 625,900 shares at March 31, 2002 and December 31, 2001 respectively	(2,881)	(2,881)
Total stockholders’ equity	42,772	42,640
Total liabilities and stockholders’ equity	$61,457	$59,357

See accompanying notes

NATROL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31
	2002	2001
	(Unaudited)
Net sales	$17,539	$19,056
Cost of goods sold	10,960	11,273
Gross profit	6,579	7,783
Selling and marketing expenses	3,734	3,834
General and administrative expenses	2,646	2,674
Total operating expenses	6,380	6,508
Operating income	199	1,275
Interest income	19	67
Interest expense	(170)	(273)
Income before income tax provision	48	1,069
Income tax provision	21	412
Net income	$27	$657
Basic earnings per share	$0.00	$0.05
Diluted earnings per share	$0.00	$0.05
Weighted average shares outstanding — basic	12,833,913	12,838,867
Weighted average shares outstanding — diluted	13,140,471	12,839,328

See accompanying notes

NATROL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended
	March 31
	2002	2001
	(Unaudited)
Operating Activities
Net income	$27	$657
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	348	339
Amortization of goodwill and intangibles	150	570
Provision for bad debts	115	134
Stock issued for services	1	—
Changes in operating assets and liabilities:
Accounts receivable	(2,042)	(1,696)
Inventories	1,300	1,197
Income taxes receivable/payable	18	427
Prepaid expenses and other current assets	424	207
Accounts payable	1,768	133
Accrued expenses	366	1,069
Accrued payroll and other related liabilities	(96)	(108)
Net cash provided by operating activities	2,380	2,929

Investing activities
Purchases of property and equipment	(62)	(45)
Other assets	2	2
Net cash used in investing activities	(60)	(43)

Financing activities
Proceeds (repayments) from line of credit, net	—	(4,942)
Repayments on long-term debt	(70)	(50)
Proceeds from issuance of common stock, net of issuance costs	103	—
Net cash provided by (used in) financing activities	33	(4,992)
Net increase (decrease) in cash and cash equivalents	2,353	(2,106)
Cash and cash equivalents, beginning of period	5,485	4,004
Cash and cash equivalents, end of period	$7,838	$1,898
Supplemental disclosures of cash flows information: Cash paid for: Interest	$170	$273

See accompanying note

NATROL, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly in all material respects the consolidated financial position of Natrol, Inc. and its subsidiaries (collectively, the “Company” or “Natrol”) as of March 31, 2002 and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Natrol’s December 31, 2001 audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission (file number 000–24567).

2. INVENTORIES

Inventories consist of the following:

	MARCH 31,	DECEMBER 31,
	2002	2001

Raw material and packaging supplies	$3,709	$4,280
Finished goods	4,734	5,463
	$8,443	$9,743

3. COMPREHENSIVE INCOME

The Company’s comprehensive income items were not material at and for the periods ended March 31, 2002 and 2001or December 31, 2001 and therefore no disclosures have been made.

4. SHIPPING AND HANDLING COSTS

Outbound shipping and fulfillment costs are classified as selling and marketing expenses and totaled $621,000 and $655,000 for the three months ended March 31, 2002 and 2001, respectively.

5. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128 “Earnings per share”.  Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average of securities or other contracts to issue Common Stock as if these securities were exercised or converted to Common Stock.  Common Stock equivalent shares from stock options representing 2,214,941shares have been excluded from the computation of diluted earnings per share because the effect would be antidilutive.

6. STOCKHOLDERS’ EQUITY

STOCK OPTIONS

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” During the three months ended March 31, 2002, no stock options were granted.

7. CREDIT AGREEMENT

At March 31, 2002 and December 31,2001 the Company was in violation of certain covenants in its line of credit agreement with Wells Fargo Bank, N.A.  During these periods the Company had no borrowings under its line of credit.  The Company is currently renegotiating the terms of its line of credit but there is no guarantee that the Company will be able to negotiate terms that it deems acceptable and as such there is no guarantee that the Company will have access to capital under its line of credit agreement.

8. REVENUE RECOGNITION

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

Effective January 1, 2002 the Company adopted the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,” which codified and reconciled the consensus reached on EITF Issue No. 00-14, “Accounting for Certain Sales Incentives,” EITF Issue No. 00-22 “Accounting for ‘Points’ and Certain Other Time-Based or Volume Based Sales Incentive Offers, and Offers of Free Products or Services to be Delivered in the Future,” and EITF Issue No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.”  The guidance in these Issues is to be applied for financial statements for any period beginning after December 15, 2001. Under this pronouncement, slotting fees, rebates, price reduction scanbacks and miscellaneous other expense items which in effect reduce the cost of product to the Company’s customers must be deducted from gross sales revenue when calculating net sales revenue. As a result of the adoption of this Issue, net sales for the quarter ending March 31, 2001 have been reduced from $19.8 million to $19.1 million with  selling and marketing expenses being reduced by the same amount due to the reclassification of certain expenses from selling and marketing expenses to net sales.

9. ACCOUNTING FOR GOODWILL AND INTANGIBLES

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

In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 prohibits the amortization of goodwill and intangibles with indefinite useful lives and requires these assets to be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company began applying SFAS 142 in the first quarter of fiscal 2002 and application of the nonamortization provisions of this standard is expected to result in an increase in net income of $821,000 in 2002 on an annual basis. SFAS 142 requires testing of goodwill impairment under a two-step process. The first step is screen for potential impairment, while the second step measures the amount of impairment, if any.

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

After the review, the Company determined that the unamortized goodwill associated with its Laci Le Beau acquisition was not impaired.  It further determined that in accordance with SFAS 142 no write down of this goodwill would be necessary in 2002 unless conditions surrounding this division’s performance change substantially.  In 2001, the Company amortized $340,000 relative to goodwill associated with its acquisition of Laci Le Beau. In the quarter ending March 31, 2001, the Company recorded amortization of $85,000 relative to goodwill associated with its acquisition of Laci Le Beau.

The Company next determined that the unamortized goodwill associated with its acquisition of EPI was also not impaired.  However, the Company also determined that due to the nature of its supply agreement with ConAgra, which expires in approximately six years and the fact that ConAgra is EPI’s major source of supply for the majority of its business, the goodwill recorded related to the intangible value of the favorable terms of the contract acquired should be amortized. As such, this intangible is continuing to be amortized at the rate of $600,000 per year, consistent with the amount of goodwill amortized for EPI in 2001.

With respect to Prolab, the Company determined that it was appropriate to write down associated goodwill by $20 million during 2001. The Company considered all of the factors mentioned above but focused on the Company’s declining sales volume, issues surrounding Prolab’s ephedrine-based products, the Sports Nutrition market as a whole, and undiscounted cash flows.  Based on all of these considerations, the Company deemed that in accordance with current accounting rules in effect in 2001 that a $20 million write down of goodwill was appropriate.  In addition, the Company reviewed the Prolab business and future expectations in accordance with SFAS 142.  The Company does not believe that a further write down of goodwill is or will be necessary during 2002.  However, in accordance with SFAS 142, the Company will review the valuation of all of its goodwill during the third quarter of 2002 and it cannot guarantee that a further reduction of Prolab’s goodwill or a reduction of Laci Le Beau’s or EPI’s goodwill in addition to what has been described will not be necessary. In the quarter ending March 31, 2001, the Company recorded amortization of $334,983 relative to goodwill associated with its acquisition of Prolab.

10. LONG-LIVED ASSETS

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which addresses financial accounting and reporting for the impairment of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The Company adopted SFAS 144 in the first quarter of 2002 and the adoption of the statement had no effect on the Company’s financial position or results of operations.

11. RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the presentation in 2002.

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Information contained or incorporated by reference in this quarterly report on Form 10–Q and in other SEC filings by the Company contains “forward looking statements.”  The Company is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward looking statements. Examples of forward looking statements include, but are not limited to, the use of forward–looking terminology such as “believes,” “expects,” “may,” “will,” “should”, “intend”, “estimate”, “assume”, “plan” or “anticipates” or the negative thereof, other variations thereon, or comparable terminology, or by discussions of strategy that predict or indicate future events or trends or that are not historical facts. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect its current expectations of the approximate outcome of the matter discussed. The Company does not intend to update any such statements at any time in the future.

The Company’s ability to predict results or the effect of certain events on the Company’s operating results is inherently uncertain. Forward–looking statements should not be unduly relied upon since they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company’s control. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by such forward–looking statements. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in other past reports, including but not limited to the prior year annual reports on Form 10-K filed with the Securities and Exchange Commission. The factors discussed herein and contained in that Form 10-K may not be exhaustive. Therefore, the factors contained herein should be read together with other reports and documents that are filed by the Company with the SEC from time to time, including Form 10-Q which may supplement, modify, supersede or update the factors listed in this document.

Factors that could cause or contribute to the Company’s actual results differing materially from those discussed herein or for the Company’s stock price to be affected adversely include, but are not limited to: (i) industry trends, including a general downturn or slowing of the growth of the dietary supplement industry which has occurred during the past two years and may continue, (ii) increased competition from current competitors and new market entrants including but not limited to increased competition from private label house brands supported by retailers seeking to increase the market share of their proprietary house brands, (iii) adverse publicity regarding the dietary supplement industry or the Company’s products including recent publicity regarding ephedrine-based products, (iv) the Company’s dependence upon its ability to develop new products, (v) a continued high rate (or increase in the rate) of returns of the Company’s products, (vi) the Company’s ability to gain or expand or maintain distribution within new or existing customers and new or existing channels of trade, (vii) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising, or rebates, (viii) adverse changes in government regulation, (ix) exposure to product liability claims including product liability claims from products which include ephedrine or other products for which the Company has either not been able to secure product liability coverage or been able to secure such coverage at reasonable prices. (as of March 15, 2002, the availability of product liability insurance for ephedrine-based products was non-existent), (x) dependence on significant customers, (xi) the Company’s ability to keep and attract key management employees, (xii) the Company’s inability to manage growth and execute its business plan, or the Company’s ability to modify its business plan in response to market conditions, including, but not limited to, its ability to enter new businesses and capitalize upon new business opportunities (xiii) the Company’s ability to consummate future acquisitions and its ability to integrate acquired businesses, including without limitation Prolab Nutrition, Inc. (“Prolab”), acquired in October, 1999 for which the Company took a $20 million impairment charge in the year ending December 31, 2001 due to the write down of goodwill associated with the acquisition, (xiv) the absence of conclusive clinical studies for many of the Company’s products, (xv) the Company’s inability to obtain raw materials that are in short supply including its ability to obtain garlic powders under its supply agreement with ConAgra for its Essentially Pure Ingredient (EPI) raw material sales division, (xvi) sales and earnings volatility, (xvii) volatility of the stock market (xviii) the Company’s ability to manufacture its products efficiently, (xix) the Company’s ability to manage inventory or sell its inventory before such inventory becomes outdated, (xx) the Company’s reliance on independent brokers to sell its products, (xxi) the inability of the Company to protect its intellectual property, (xxii) control of the Company by principal shareholders, (xxiii) the possible sale of large amounts of stock by controlling shareholders, (xxiv) a continued general downturn in the national economy as a whole, and (xxv) continued market acceptance of Natrol supplements, Laci Le Beau teas, Prolab’s sports nutrition products, and Essentially Pure Ingredients’ raw material products.

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS INCLUDED IN THE RESPONSE TO PART I, ITEM 1 OF THIS REPORT.

THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

NET SALES. Sales are recognized at the time product is shipped. Net sales are net of discounts, allowances, and estimated returns and credits, slotting fees, rebates and other expenses that reduce the cost of product to the Company’s customers.  Net sales decreased 8.0%, or $1.5 million, to $17.5 million for the three months ended March 31, 2002 from $19.1 million for the three months ended March 31, 2001. Approximately half of the decline in net sales was due to a lower volume of shipments with the remainder being due to the Company providing for an increased level of returns stemming from inventory realignments at certain large mass market accounts. The market for nutritional supplements is very competitive and for the last two years industry trends have been negative. In this environment, major retail outlets were not as willing as in past years to promote vitamins, minerals and supplements (VMS) as they had in the past.  Many retailers reduced the amount of shelf space devoted to the VMS sector and retailers in general demanded higher levels of promotional support from vendors of VMS product. All of the factors mentioned above contributed to the decline in net sales for the quarter.

GROSS PROFIT.  Gross profit decreased 15.5%, or $1.2 million, to $6.6 million for the three months ended March 31, 2002 from $7.8 million for the three months ended March 31, 2001. Gross margin decreased to 37.5% for the three months ended March 31, 2002 from 40.8% for the three months ended March 31, 2001. The decline was due to the Company providing for returns stemming from inventory realignments at certain large mass market accounts which reduced net sales without reducing cost of goods sold.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses consist primarily of advertising and promotional expenses and related payroll expenses and commissions. Selling and marketing expenses decreased 2.6%, or $100,000 to $3.7 million for the three months ended March 31, 2002 from $3.8 million for the three months ended March 31, 2001. The reduction is not considered material.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization of goodwill. General and administrative expenses decreased 1.0%, or $28,000, and were approximately $2.6 million for the three months ended March 31, 2002. However, amortization of goodwill for the quarter ending March 31,  2002 amounted to only $150,000 as opposed to the $453,000 recorded in the quarter ended March 31, 2001 as a result of the application of SFAS 142.  In the quarter ended March 31, 2001, Mr. Balbert, Natrol’s President, did not draw a salary.    For the quarter ending March 31, 2002, Mr. Balbert’s salary amounted to $150,000.  The only other significant change in general and administrative expenses were legal expenses which rose $304,000. The Company is currently defending itself in a number of matters that at this time it does not consider material and does not believe will lead to material judgments against the Company.

INTEREST INCOME. Interest income for the three months ended March 31, 2002 fell to $19,000 from $67,000 for the three months ended March 31, 2001.  The decline was due to lower interest rates.

INTEREST EXPENSE.  The Company recorded interest expense of $170,000 for the three months ended March 31, 2002 as compared to interest expense of $273,000 for the three months ended March 31, 2001. The Company pays interest on approximately $8.3 million of long-term mortgage debt as well as interest on its line of credit.  During the quarter ended March 31, 2002, the Company had no borrowings under its line of credit whereas in the quarter ended March 31, 2001, the Company had average borrowings of $6.7 million under its line of credit.

INCOME TAX PROVISION. The Company’s effective tax rate was approximately 44% in the first quarter of 2002 as opposed to 38.5% in the first quarter of 2001.  The change in the income tax provision at March 31, 2002 from March 31, 2001 is not considered material by the Company and is due to temporary differences in the makeup of taxable and non-taxable expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had working capital of $18.7 million, as compared to $18.2 million in working capital at December 31, 2001. The Company’s cash balance at March 31, 2002 was approximately $7.8 million.

Net cash provided by operating activities was $2.4  million for the three months ended March 31, 2002 versus net cash provided of $2.9 for the three months ended March 31, 2001. The decrease in net cash provided by operating activities during the quarter was primarily due to fall in net income of $630,000, from $657,000 in the quarter ended March 31, 2001 to $27,000 in the quarter ended March 31, 2002.  During the quarter ended March 31, 2002, accounts receivable increased $2.0 million.  This use of cash was primarily offset by a decrease in inventories of $1.3 million, an increase in accounts payable and other accrued expenses of $2.1 million, a decrease in prepaid expenses of $424,000 and depreciation and amortization of $498,000.

Net cash used in investing activities was $60,000 for the three months ended March 31, 2002 and $43,000 during the three months ended March 31, 2001. Nearly all of the investing activity in both periods was in property, plant and equipment.

Net cash provided by financing activities was $33,000 for the three months ended March 31, 2002 as opposed to $5.0 million of net cash used by financing activities during the three months ended March 31, 2001. During the quarter ending March 31, 2001, the Company reduced its line of credit by $4.9 million whereas the Company had no borrowings from its line of credit during the three months ended March 31, 2002.  The Company repaid $70,000 and $50,000 of long-term debt in the quarters ended March 31, 2002 and 2001, respectively.  In the quarter ended March 31, 2002, the Company issued $103,000 as consideration for the issuance of stock to employees exercising stock options or purchasing stock via its Employee Stock Purchase Program.

As of March 31, 2002, the Company had $8.3 million of outstanding debt due exclusively to a mortgage on the Company’s manufacturing/headquarters facility and a mortgage on the Company’s shipping facility.

At March 31, 2002, the Company was out of compliance with certain financial ratios contained in its line of credit. The Company is currently working with its bank, Wells Fargo, N.A., to renegotiate its line of credit agreement and the covenants therein. There is no guarantee that the Company will be able to negotiate terms that it finds satisfactory with Wells Fargo.  However, given the strength of the Company’s balance sheet, the Company’s historical cash flows, and the large number of unencumbered assets in its possession, the Company believes that it can obtain sufficient financing to maintain its operations from alternative financial institutions should that be necessary. If the Company is unable to do so, its sources of liquidity will be reduced. In providing the Company with additional funds, Wells Fargo or other potential lenders may seek to institute covenants restricting the Company from certain activities and if the Company deems it necessary to borrow funds with these restrictions in place,  it may find that its ability to compete effectively in its market sector is hindered.

Regardless of its ability to borrow additional funds, the Company believes that its current cash balance together with cash generated from operations will be sufficient to fund its anticipated working capital needs and capital expenditures for the next 12 months.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company’s market risk disclosures involves forward–looking statements. Actual results could differ materially from those projected in the forward–looking statements. The Company is exposed to market risk related to changes in interest rates. The risks related to foreign currency exchange rates are immaterial and the Company does not use derivative financial instruments.

The Company is subject to interest rate market risk associated with its variable rate line of credit and fixed rate long-term debt. Given the short-term nature and variable rates on borrowings on the line of credit and the fact that the Company has no borrowings currently outstanding under its line of credit, the Company does not believe the risk is significant. Additionally, the Company does not believe that the risk is significant for its long-term debt due to the low fixed rates and insignificance of the long-term debt to the Company’s consolidated balance sheet.

PART II
OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)      No current reports on Form 8-K were filed by the Company during the three month period ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATROL, INC.
Date: 5/14/02	By: /s/ Elliott Balbert
Chairman, President and Chief Executive Officer

Date: 5/14/02	By: /s/ Dennis R. Jolicoeur
Chief Financial Officer and Executive
Vice President