Form 10-Q
period 2002-06-30
NATROL INC
filed 2002-08-14
CIK 1025573

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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
YES  ☒   NO  ☐

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date:

Class	August 1, 2002

Common stock, $0.01 par value	12,853,714

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATROL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30,	December 31,
	2002	2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,151	$5,485
Accounts receivable, net of allowances of $506 and $363 at June 30, 2002 and December 31, 2001, respectively	8,434	6,787
Inventories	7,966	9,743
Deferred taxes	1,324	1,324
Income taxes receivable	—	1,408
Prepaid expenses and other current assets	1,140	1,826
Total current assets	30,015	26,573

Property and equipment:
Building and improvements	15,607	15,625
Machinery and equipment	5,761	5,708
Furniture and office equipment	2,524	2,019
	23,892	23,352
Accumulated depreciation and amortization	(6,282)	(5,606)
	17,610	17,746

Goodwill, net of accumulated amortization of $24,123 at June 30, 2002 and December 31, 2001	8,215	8,215
Intangible assets, net of accumulated amortization of $2,600 and $2,300 at June 30, 2002 and December 31, 2001, respectively	6,469	6,769
Other assets	50	54
Total assets	$62,359	$59,357

See accompanying notes

2

	June 30,	December 31,
	2002	2001
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	4,992	3,372
Accrued expenses	5,188	4,240
Accrued payroll and related liabilities	574	494
Income taxes payable	310	—
Current portion of long-term debt	277	277
Total current liabilities	11,341	8,383

Deferred income taxes, noncurrent	251	251
Long-term debt, less current portion	7,944	8,083

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value of $0.01 per share:
Authorized shares — 2,000,000
Issued and outstanding shares — none	—	—
Common stock, par value of $0.01 per share:
Authorized shares — 50,000,000
Issued and outstanding shares — 13,775,614 and 13,712,354 at June 30, 2002 and December 31, 2001, respectively	138	137
Additional paid-in capital	61,988	61,869
Accumulated deficit	(16,422)	(16,485)
	45,704	45,521
Shares held in treasury, at cost— 921,900 shares at June 30, 2002 and December 31, 2001	(2,881)	(2,881)
Total stockholders’ equity	42,823	42,640
Total liabilities and stockholders’ equity	$62,359	$59,357

See accompanying notes

3

NATROL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net sales	$17,843	$19,260	$35,382	$38,316
Cost of goods sold	10,744	11,295	21,704	22,568
Gross profit	7,099	7,965	13,678	15,748

Selling and marketing expenses	4,325	3,519	8,058	7,353
General and administrative expenses	2,573	2,726	5,220	5,400
Total operating expenses	6,898	6,245	13,278	12,753
Operating income	201	1,720	400	2,995

Interest income	26	27	45	93
Interest expense	(171)	(209)	(341)	(481)
Income before income tax provision	56	1,538	104	2,607
Income tax provision	20	618	41	1,030
Net income	$36	$920	$63	$1,577

Basic earnings per share	$0.00	$0.07	$0.00	$0.12

Diluted earnings per share	$0.00	$0.07	$0.00	$0.12

Weighted average shares outstanding — basic	12,842,714	12,742,282	12,838,365	12,791,880

Weighted average shares outstanding — diluted	12,957,890	12,894,621	13,087,662	12,890,350

See accompanying notes

NATROL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	Six Months Ended June 30,
	2002	2001

Operating activities
Net income	$63	$1,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	676	720
Amortization of goodwill and intangibles	300	1,140
Provision for bad debts	235	307
Shares issued for services	14	6
Changes in operating assets and liabilities:
Accounts receivable	(1,882)	695
Inventories	1,777	374
Income taxes receivable/payable	1,718	3,547
Prepaid expenses and other current assets	686	3
Accounts payable	1,620	758
Accrued expenses	947	(1,156)
Accrued payroll and related liabilities	80	136
Net cash provided by operating activities	6,234	8,107

Investing activities
Purchases of property and equipment	(540)	(135)
Other assets	5	2
Net cash used in investing activities	(535)	(133)

Financing activities
Repayments on line of credit, net	—	(8,300)
Repayments on long-term debt	(138)	(109)
Proceeds from stock purchase plan	7	2
Proceeds from exercise of stock options	98	—
Net cash used in financing activities	(33)	(8,407)
Net increase (decrease) in cash and cash equivalents	5,666	(433)
Cash and cash equivalents, beginning of period	5,485	4,004
Cash and cash equivalents, end of period	$11,151	$3,571

Supplemental disclosures of cash flow information:
Cash paid for interest	$341	$481

See accompanying notes

NATROL, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly in all material respects the consolidated financial position of Natrol, Inc. and its subsidiaries (collectively, the “Company” or “Natrol”) as of June 30, 2002 and the results of its operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

2. INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2002	2001

Raw material and packaging supplies	$3,499	$4,280
Finished goods	4,467	5,463
	$7,966	$9,743

3. COMPREHENSIVE INCOME

The Company’s comprehensive income items were not material at June 30, 2002 or December 31, 2001 and therefore no disclosures have been made.

4. SHIPPING AND HANDLING COSTS

Outbound shipping and fulfillment costs are classified as selling and marketing expenses and totaled $719 and $839 for the three months ended June 30, 2002 and 2001, respectively, and $1,452 and $1,575 for the six month periods ending June 30, 2002 and June 30, 2001, respectively.

5. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128 “Earnings per share”.  Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average of securities or other contracts to issue Common Stock as if these securities were exercised or converted to Common Stock.  Common Stock equivalent shares from stock options representing 2,303,000 shares and 1,865,000 have been excluded from the computation of diluted earnings per share for the three months ending June 30, 2002 and for the six months ending June 30, 2002, respectively, because the effect would be antidilutive.

6. STOCKHOLDERS’ EQUITY

STOCK OPTIONS

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” During the three months ended June 30, 2002, 530,000 stock options were granted with exercise prices equal to the fair value of the underlying Common Stock on the date of grant.

7. CREDIT AGREEMENT

At June 30, 2002 and December 31, 2001 the Company was in violation of certain covenants in its line of credit agreement with Wells Fargo Bank, N.A.  During these periods the Company had no borrowings under its line of credit.  The line of credit agreement expired on July 15, 2002.

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

Effective January 1, 2002 the Company adopted the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,” which codified and reconciled the consensus reached on EITF Issue No. 00-14, “Accounting for Certain Sales Incentives,” EITF Issue No. 00-22 “Accounting for ‘Points’ and Certain Other Time-Based or Volume Based Sales Incentive Offers, and Offers of Free Products or Services to be Delivered in the Future,” and EITF Issue No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.”  The guidance in these Issues is to be applied for financial statements for any period beginning after December 15, 2001. Under this pronouncement, slotting fees, rebates, price reduction scanbacks and miscellaneous other expense items which in effect reduce the cost of product to the Company’s customers must be deducted from gross sales revenue when calculating net sales revenue. As a result of the adoption of this EITF, net sales for the quarter ending June 30, 2001 have been reduced from $20.2 million to $19.2 million and net sales for the six months ended June 30, 2001 have been reduced from $40.0 million to $38.3 million with selling and marketing expenses being reduced by the same amount due to the reclassification of certain expenses from selling and marketing expenses to net sales.

9. ACCOUNTING FOR GOODWILL AND INTANGIBLES

The Company reviews the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If an impairment is indicated, the amount of the loss to be recorded is based on an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted estimated cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods.

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

After the review, the Company determined that the unamortized goodwill associated with its Laci Le Beau acquisition was not impaired.  It further determined that in accordance with SFAS 142 no write down of this goodwill would be necessary in 2002 unless conditions surrounding this division’s performance change substantially.  In 2001, the Company amortized $340,000 relative to goodwill associated with its acquisition of Laci Le Beau. In the three and six months ending June 30, 2001, the Company recorded amortization of $85,000  and $170,000 relative to goodwill associated with its acquisition of Laci Le Beau.

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

With respect to Prolab, the Company determined that it was appropriate to write down associated goodwill by $20 million during 2001. The Company considered all of the factors mentioned above but focused on the Prolab’s declining sales volume, issues surrounding Prolab’s ephedrine-based products, the Sports Nutrition market as a whole, and undiscounted cash flows.  Based on all of these considerations, the Company deemed that in accordance with accounting rules in effect in 2001 that a $20 million write down of goodwill was appropriate.  In addition, the Company reviewed the Prolab business and future expectations in accordance with SFAS 142.  The Company does not believe that a further write down of goodwill is necessary.  However, in accordance with SFAS 142, the Company will review the valuation of all of its goodwill during the third quarter of 2002 and it cannot guarantee that a further reduction of Prolab’s goodwill or a reduction of Laci Le Beau’s or EPI’s goodwill in addition to what has been described will not be necessary. In the three and six months ending June 30, 2001, the Company recorded amortization of $335,000 and $670,000 relative to goodwill associated with its acquisition of Prolab.

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

ITEM 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained or incorporated by reference in this quarterly report on Form 10–Q and in other SEC filings by the Company contains “forward looking statements” within the meaning of  the  Private Securities Litigation Reform Act of 1995. The Company is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward looking statements. Examples of forward looking statements include, but are not limited to, the use of forward–looking terminology such as “believes,” “expects,” “may,” “will,” “should”, “intend”, “estimate”, “assume”, “plan” or “anticipates” or the negative thereof, other variations thereon, or comparable terminology, or by discussions of strategy that predict or indicate future events or trends or that are not historical facts. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect its current expectations of the approximate outcome of the matter discussed. The Company does not intend and undertakes no obligation to update any such statements at any time in the future.

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

Factors that could cause or contribute to the Company’s actual results differing materially from those discussed herein or for the Company’s stock price to be affected adversely include, but are not limited to: (i) industry trends, including a general downturn or slowing of the growth of the dietary supplement industry which has occurred during recent years and may continue, (ii) increased competition from current competitors and new market entrants including but not limited to increased competition from private label house brands supported by retailers seeking to increase the market share of their proprietary house brands, (iii) adverse publicity regarding the dietary supplement industry or the Company’s products including recent publicity regarding ephedrine-based products, (iv) the Company’s dependence upon its ability to develop new products, (v) a continued high rate (or increase in the rate) of returns of the Company’s products, (vi) the Company’s ability to gain or expand or maintain distribution within new or existing customers and new or existing channels of trade, (vii) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising, or rebates, (viii) adverse changes in government regulation, (ix) exposure to product liability claims including product liability claims from products which include ephedrine or other products for which the Company has either not been able to secure product liability coverage or been able to secure such coverage at reasonable prices., (as of June 30, 2002, the availability of product liability insurance for ephedrine-based products was non-existent and the Company expects substantial increases in the cost for product liability insurance as its policies renew during the second half of 2002), (x) dependence on significant customers, (xi) the Company’s ability to keep and attract key management employees, (xii) the Company’s inability to manage growth and execute its business plan, or the Company’s ability to modify its business plan in response to market conditions, including, but not limited to, its ability to enter new businesses and capitalize upon new business opportunities (xiii) the Company’s ability to consummate future acquisitions and its ability to integrate acquired businesses, including without limitation Prolab Nutrition, Inc. (“Prolab”), acquired in October, 1999 for which the Company took a $20 million impairment charge in the year ending December 31, 2001 due to the write down of goodwill associated with the acquisition, (xiv) the absence of conclusive clinical studies for many of the Company’s products, (xv) the Company’s inability to obtain raw materials that are in short supply including its ability to obtain garlic powders under its supply agreement with ConAgra for its Essentially Pure Ingredient (EPI) raw material sales division, (xvi) sales and earnings volatility, (xvii) volatility of the stock market (xviii) the Company’s ability to manufacture its products efficiently, (xix) the Company’s ability to manage inventory or sell its inventory before such inventory becomes outdated, (xx) the Company’s reliance on independent brokers to sell its products, (xxi) the inability of the Company to protect its intellectual property, (xxii) control of the Company by principal shareholders, (xxiii) the possible sale of large amounts of stock by controlling shareholders, (xxiv) a continued general downturn in the national economy as a whole, and (xxv) continued market acceptance of Natrol supplements, Laci Le Beau teas, Prolab’s sports nutrition products, and Essentially Pure Ingredients’ raw material products.

RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL
CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE RESPONSE TO PART I, ITEM 1 OF THIS REPORT.

THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

NET SALES. Sales are recognized at the time product is shipped. Net sales are net of discounts, allowances, and estimated returns and credits, slotting fees, rebates and other expenses that reduce the cost of product to the Company’s customers.  Net sales decreased 7.4%, or $1.4 million, to $17.8 million for the three months ended June 30, 2002 from $19.3 million for the three months ended June 30, 2002.  The decline in net sales was primarily due to a lower volume of shipments as well as the Company providing for an increased level of returns stemming from inventory realignments at certain large mass market accounts. The market for nutritional supplements is very competitive and for the last two years industry trends have been negative. In this environment, major retail outlets have not been as willing as in past years to promote vitamins, minerals and supplements (VMS).  Many retailers reduced the amount of shelf space devoted to the VMS sector and retailers in general demanded higher levels of promotional support from vendors of VMS product. All of the factors mentioned above contributed to the decline in net sales for the quarter.

GROSS PROFIT.  Gross profit decreased 10.9%, or $866,000, to $7.1 million for the three months ended June 30, 2002 from $8.0 million for the three months ended June 30, 2001. Gross margin decreased to 39.8% for the three months ended June 30, 2002 from 41.4% for the three months ended June 30, 2001.  The decline was due to a higher percentage cost of materials and allocated overhead expenses relative to the dollar value of product shipped during the quarter.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased 22.3%, or $805,000, to $4.3 million for the three months ended June 30, 2002 from $3.5 million for the three months ended June 30, 2001. The level of selling and marketing expenditures in the quarter ending June 30, 2002 were higher due to an increased level of coop advertising and consumer print advertising than in the same quarter of 2001.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization of goodwill. General and administrative expenses decreased 5.6%, or $153,000, and were approximately $2.6 million for the three months ended June 30, 2002. The decrease related primarily to a decrease in amortization of goodwill for the quarter ending June 30, 2002 to $150,000 as opposed to the $570,000 recorded in the quarter ended June 30, 2001 as a result of the application of SFAS 142. This decrease is partially offset by an increase in officers salaries. In the quarter ended June 30, 2001, Mr. Balbert, Natrol’s President, did not draw a salary whereas for the quarter ending June 30, 2002, Mr. Balbert’s salary amounted to $150,000.

INTEREST EXPENSE.  The Company recorded interest expense of $171,000 for the three months ended June 30, 2002 as compared to interest expense of $209,000 for the three months ended June 30, 2001. The Company pays interest on approximately $8.2 million of long-term mortgage debt as well as interest on its line of credit.  During the quarter ended June 30, 2002, the Company had no borrowings under its line of credit whereas in the quarter ended June 30, 2001, the Company had average borrowings of $1.7 million under its line of credit.

INCOME TAX PROVISION. The Company’s effective tax rate was approximately 36% in the second quarter of 2002 as opposed to 40% in the second quarter of 2001.  The change in the income tax provision at June 30, 2002 from June 30, 2001 is not considered significant by the Company and is due to temporary differences in the makeup of taxable and non-taxable expenses.

SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

NET SALES. Net sales decreased 7.7%, or $2.9 million, to $35.4 million for the six months ended June 30, 2002 from $38.3 million for the six months ended June 30, 2001. The decline in net sales was primarily due to a lower volume of shipments as well as  the Company providing for an increased level of returns stemming from inventory realignments at certain large mass market accounts. The market for nutritional supplements is very competitive and for the last two years industry trends have been negative. In this environment, major retail outlets have not been as willing as in past years to promote vitamins, minerals and supplements (VMS).  Many retailers reduced the amount of shelf space devoted to the VMS sector and retailers in general demanded higher levels of promotional support from vendors of VMS product. All of the factors mentioned above contributed to the decline in net sales for the period.

GROSS PROFIT.  Gross profit declined 13.1%, or $2.0 million, to $13.7 million for the six months ended June 30, 2002 from $15.7 million for the six months ended June 30, 2001. Gross margin decreased to 38.7% for the six months ended June 30, 2002 from 41.1% for the six months ended June 30, 2001. The decline was due to a higher percentage cost of materials and allocated overhead expenses relative to the dollar value of product shipped during the period.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased 9.6%, or $705,000, to $8.1 million for the six months ended June 30, 2002 from $7.4 million for the six months ended June 30, 2001. The level of selling and marketing expenditures in the six months ending June 30, 2002 were higher due to an increased level of coop advertising and consumer print advertising than in the same period of 2001.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization. General and administrative expenses decreased 3.3%, or $181,000, to $5.2 million for the six months ended June 30, 2002 from $5.4 million for the six months ended June 30, 2001. The decrease related primarily to a decrease in amortization of goodwill for the six months ending June 30, 2002 to $300,000 as opposed to the $1.1 million recorded in the six months ended June 30, 2001 as a result of the application of SFAS 142. This decrease is partially offset by an increase in officers salaries. In the six months ended June 30, 2001, Mr. Balbert, Natrol’s President, did not draw a salary whereas for the six months ending June 30, 2002, Mr. Balbert’s salary amounted to $300,000.  The only other significant change in general and administrative expenses were legal expenses which rose $477,000 when compared to the same period of 2001. The Company is currently defending itself in a number of trade and patent , product liability and regulatory lawsuits at this time.    Although the Company does not believe any one of these matters is material, the Company expects to incur higher legal expenses as it defends these lawsuits in future periods.  Litigation is inherently uncertain and as a result, there can be no assurance that, if these or other lawsuits are decided adversely to the Company, it would not have a materially adverse effect on the Company’s financial condition and results of operations.

INTEREST EXPENSE.  Interest expense decreased to $341,000 for the six months ended June 30, 2002 from $481,000 for the six months ended June 30, 2001. The Company pays interest on approximately $8.2 million of long-term mortgage debt as well as interest on its line of credit.  During the six months ended June 30, 2002, the Company had no borrowings under its line of credit whereas in the six months ended June 30, 2001, the Company had average borrowings of $4.1 million under its line of credit.

INCOME TAX PROVISION. The Company’s effective tax rate increased to 39.7% in the six months ended June 30, 2002 from 39.5% in the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had working capital of $18.7 million, as compared to $18.2 million in working capital at December 31, 2001. The Company’s cash balance at June 30, 2002 was approximately $11.2 million.

Net cash provided by operating activities was $6.2 million for the six months ended June 30, 2002 versus net cash provided of $8.1 million for the six months ended June 30, 2001. Cash provided by operating activities during the six month period ended June 30, 2002 was primarily due to a decrease in inventory levels of $1.8 million, a reduction in income taxes receivable of $1.7 million, an increase in trade payables and accrued expenses of  $2.6 million, depreciation and amortization of $976,000 and a reduction in prepaid expenses of $686,000 offset by increases in accounts receivable of $1.9 million.

Net cash used in investing activities was $535,000 for the six months ended June 30, 2002 and $133,000 during the six months ended June 30, 2001. Nearly all of the cash used in  investing activities in both periods was in property and equipment.

Net cash used by financing activities was $33,000 for the six months ended June 20, 2002 as opposed to $8.4 million used by financing activities during the six months ended June 30, 2001. During the six months ended June 30, 2002, the Company made principal payments of $138,000 on its long-term mortgage debt and received $105,000 from the proceeds of the exercise of stock options and the sale of stock to employees through its employee stock purchase program.  During the six months ended June 30, 2001, the Company reduced its line of credit by $8.3 and repaid $109,000 in long-term debt.

As of June 30, 2002, the Company had $8.2 million of outstanding debt all of which is the result of a mortgage on the Company’s manufacturing/headquarters facility and a mortgage on the Company’s shipping facility.

At June 30, 2002, the Company was out of compliance with certain financial ratios contained in its line of credit. This line of credit expired on July 15, 2002.  As of the filing of this report, the Company was not in negotiations to re-establish its line of credit.  As of June 30, 2002 the Company’s cash balance was approximately $11.2 million.

If the Company is unable to re-establish a line of credit or obtain additional financing, its sources of liquidity will be reduced.  If the Company were to seek or obtain additional debt financing, potential lenders may seek to institute covenants restricting the Company from certain activities. If the Company deems it necessary to borrow funds with these restrictions in place,  its ability to compete effectively in its market sector and to otherwise operate its business may be hindered

Regardless of its ability to borrow additional funds, the Company believes that its current cash balance together with cash generated from operations will be sufficient to fund its anticipated working capital needs and capital expenditures for the next 12 months.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company’s market risk disclosures involves forward–looking statements. Actual results could differ materially from those projected in the forward–looking statements. The Company does not believe it is exposed to market risk related to changes in interest rates. The risks related to foreign currency exchange rates are immaterial and the Company does not use derivative financial instruments.

The Company currently has no short-term borrowings and as of July 15, 2002 it had no line of credit established with any lender.  The Company does not believe that the risk is significant for its long-term debt due to the low fixed rates and insignificance of the long-term debt to the Company’s consolidated balance sheet.

PART II

OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The 2001 Annual Meeting of Stockholders of Natrol, Inc. (the “Annual Meeting”) was held on June 14, 2002.
b)	At the Annual Meeting, the following were re-elected to the Company’s Board of Directors:

		Votes For	Votes Withheld

	Dennis Jolicoeur	12,300,566	85

The following individuals are members of the Company’s Board of Directors whose terms of office as directors continued after the Annual Meeting.

Elliott Balbert
Dennis De Concini
Vernon Brunner
Dennis Griffin
Dennis Jolicoeur

Mr. Griffin resigned his position on August 1, 2002 and on that date joined the Company as President of the Company’s Essentially Pure Ingredients division.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1	Certification of Chief Financial Officer
Exhibit 99.2	Certification of President/CEO/Chairman

No reports on Form 8-K were filed during the quarter for which this report is filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATROL, INC.

Date: 8/14/02	By:	/s/ Elliott Balbert
Chairman, President and Chief Executive Officer

Date: 8/14/02	By:	/s/ Dennis R. Jolicoeur
Chief Financial Officer and Executive Vice President