Form 10-Q
period 2002-09-30
NATROL INC
filed 2002-11-14
CIK 1025573

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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
YES  ☒   NO  ☐

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date:

Class	November 1, 2002

Common stock, $0.01 par value	12,866,050

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NATROL, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30,	December 31,
	2002	2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,515	$5,485
Accounts receivable, net of allowances of $620 and $363 at September 30, 2002 and December 31, 2001, respectively	7,223	6,787
Inventories	7,555	9,743
Deferred taxes	1,324	1,324
Income taxes receivable	—	1,408
Prepaid expenses and other current assets	1,223	1,826
Total current assets	27,840	26,573

Property and equipment:
Building and improvements	15,607	15,625
Machinery and equipment	5,344	5,708
Furniture and office equipment	2,654	2,019
	23,605	23,352
Accumulated depreciation and amortization	(5,765)	(5,606)
	17,840	17,746

Goodwill, net of accumulated amortization of $24,123 at September 30, 2002 and December 31, 2001	8,215	8,215
Intangible assets, net of accumulated amortization of $2,750 and $2,300 at September 30, 2002 and December 31, 2001, respectively	6,319	6,769
Other assets	50	54
Total assets	$60,264	$59,357

See accompanying notes

	September 30,	December 31,
	2002	2001
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	5,092	3,372
Accrued expenses	3,706	4,240
Accrued payroll and related liabilities	429	494
Income taxes payable	79	—
Current portion of long-term debt	277	277
Total current liabilities	9,583	8,383

Deferred income taxes, noncurrent	251	251
Long-term debt, less current portion	7,874	8,083

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value of $0.01 per share:
Authorized shares — 2,000,000
Issued and outstanding shares — none	—	—
Common stock, par value of $0.01 per share:
Authorized shares — 50,000,000
Issued and outstanding shares — 13,787,750 and 13,712,354 at September 30, 2002 and December 31, 2001, respectively	138	137
Additional paid-in capital	62,004	61,869
Accumulated deficit	(16,705)	(16,485)
	45,437	45,521
Shares held in treasury, at cost— 921,900 shares at September 30, 2002 and December 31, 2001	(2,881)	(2,881)
Total stockholders’ equity	42,556	42,640
Total liabilities and stockholders’ equity	$60,264	$59,357

See accompanying notes

NATROL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net sales	$18,021	$20,374	$53,403	$58,691
Cost of goods sold	11,035	11,113	32,740	33,682
Gross profit	6,986	9,261	20,663	25,009

Selling and marketing expenses	4,675	4,615	12,758	11,968
General and administrative expenses	2,628	2,800	7,823	8,201
Total operating expenses	7,303	7,415	20,581	20,169
Operating income (loss)	(317)	1,846	82	4,840

Interest income	24	32	69	126
Interest expense	(169)	(153)	(510)	(634)
Income (loss) before income tax provision	(462)	1,725	(359)	4,332
Income tax provision (benefit)	(180)	677	(139)	1,707
Net income (loss)	$(282)	$1,048	$(220)	$2,625

Basic earnings (loss) per share	$(0.02)	$0.08	$(0.02)	$0.21

Diluted earnings (loss) per share	$(0.02)	$0.08	$(0.02)	$0.20

Weighted average shares outstanding — basic	12,847,397	12,764,768	12,860,577	12,790,393

Weighted average shares outstanding — diluted	12,847,397	13,455,018	12,860,577	13,202,837

See accompanying notes

NATROL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Operating Activities
Net income (loss)	$(220)	$2,625
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	901	1,046
Amortization of goodwill and intangibles	450	1,710
Provision for bad debts	257	436
Shares issued for services	17	8
Changes in operating assets and liabilities:
Accounts receivable	(693)	(2,407)
Inventories	2,188	(768)
Income taxes receivable/payable	1,487	3,565
Prepaid expenses and other current assets	603	(798)
Accounts payable	1,720	1,639
Accrued expenses	(535)	920
Accrued payroll and related liabilities	(65)	217
Net cash provided by operating activities	6,110	8,193

Investing Activities
Purchases of property and equipment	(995)	(246)
Other assets	4	12
Net cash used in investing activities	(991)	(234)

Financing Activities
Repayments on line of credit, net	—	(8,300)
Repayments on long-term debt	(208)	(197)
Proceeds from stock purchase plan	21	22
Proceeds from exercise of stock options	98	47
Net cash used in financing activities	(89)	(8,428)

Net increase (decrease) in cash and cash equivalents	5,030	(469)
Cash and cash equivalents, beginning of period	5,485	4,004
Cash and cash equivalents, end of period	$10,515	$3,535

See accompanying notes

NATROL, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly in all material respects the consolidated financial position of Natrol, Inc. and its subsidiaries (collectively, the “Company” or “Natrol”) as of September 30, 2002 and the results of its operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

2. INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2002	2001

Raw material and packaging supplies	$3,319	$4,280
Finished goods	4,236	5,463
	$7,555	$9,743

3. COMPREHENSIVE INCOME

The Company’s comprehensive income items were not material at September 30, 2002 or December 31, 2001 and therefore no disclosures have been made.

4. SHIPPING AND HANDLING COSTS

Outbound shipping and fulfillment costs are classified as selling and marketing expenses and totaled $725 and $878 for the three months ended September 30, 2002 and 2001, respectively, and $2,177 and $2,453 for the nine month periods ending September 30, 2002 and September 30, 2001, respectively.

5. EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128 “Earnings per share”.  Basic earnings per share has been computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing net income by the weighted average of securities or other contracts to issue Common Stock as if these securities were exercised or converted to Common Stock.  Common Stock equivalent shares from stock options representing 3,148,000 shares have been excluded from the computation of diluted earnings per share for the three months ending September 30, 2002 and for the nine months ending September 30, 2002, because the effect would be antidilutive.

6. STOCKHOLDERS’ EQUITY

STOCK OPTIONS

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  During the three months ended September 30, 2002, 220,000 stock options were granted with exercise prices equal to the fair value of the underlying Common Stock on the date of grant.

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

Effective January 1, 2002 the Company adopted the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,” which codified and reconciled the consensus reached on EITF Issue No. 00-14, “Accounting for Certain Sales Incentives,” EITF Issue No. 00-22 “Accounting for ‘Points’ and Certain Other Time-Based or Volume Based Sales Incentive Offers, and Offers of Free Products or Services to be Delivered in the Future,” and EITF Issue No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products.”  The guidance in these Issues is to be applied for financial statements for any period beginning after December 15, 2001. Under this pronouncement, slotting fees, rebates, price reduction scanbacks and miscellaneous other expense items which in effect reduce the cost of product to the Company’s customers must be deducted from gross sales revenue when calculating net sales revenue. As a result of the adoption of this EITF, net sales for the quarter ending September 30, 2001 have been reduced from $21.2 million to $20.4 million and net sales for the nine months ended September 30, 2001 have been reduced from $61.2 million to $58.7 million with selling and marketing expenses being reduced by the same amount due to the reclassification of certain expenses from selling and marketing expenses to net sales.

8. ACCOUNTING FOR GOODWILL AND INTANGIBLES

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

In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 prohibits the amortization of goodwill and intangibles with indefinite useful lives and requires these assets to be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company began applying SFAS 142 in the first quarter of fiscal 2002 and application of the nonamortization provisions of this standard is expected to result in an increase in net income of $821,000 in 2002 on an annual basis. SFAS 142 requires testing of goodwill impairment under a two-step process. The first step is to screen for potential impairment, while the second step measures the amount of impairment, if any.

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

After the review, the Company determined that the unamortized goodwill associated with its Laci Le Beau acquisition was not impaired.  It further determined that in accordance with SFAS 142 no write down of this goodwill would be necessary in 2002 unless conditions surrounding this division’s performance change substantially.  In 2001, the Company amortized $340,000 relative to goodwill associated with its acquisition of Laci Le Beau. In the three and nine months ending September 30, 2001, the Company recorded amortization of $85,000  and $255,000 relative to goodwill associated with its acquisition of Laci Le Beau.

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

With respect to Prolab, the Company determined that it was appropriate to write down associated goodwill by $20 million during 2001. The Company considered all of the factors mentioned above but focused on Prolab’s declining sales volume, issues surrounding Prolab’s ephedrine-based products, the Sports Nutrition market as a whole, and undiscounted cash flows.  Based on all of these considerations, the Company deemed that in accordance with accounting rules in effect in 2001 that a $20 million write down of goodwill was appropriate.  In addition, the Company reviewed the Prolab business and future expectations in accordance with SFAS 142.  In accordance with SFAS 142, the Company reviews, on an ongoing basis,  the valuation of all of its goodwill .  It cannot guarantee that a further reduction of Prolab’s goodwill or a reduction of Laci Le Beau’s or EPI’s goodwill in addition to what has been described will not be necessary. In the three and nine months ending September 30, 2001, the Company recorded amortization of $335,000 and $1.0 million relative to goodwill associated with its acquisition of Prolab.

9. INVESTMENT IN WHOLLY OWNED SUBISIDIARY.

During the three and nine months ending September 30, 2002, the Company spent $405,000 and $582,00 to launch a new multi-level marketing company.  This company, Annasa, Inc. (“Annasa”), is a wholly owned subsidiary of Natrol. Annasa is still in the launch phase and has not recorded any revenues through September 30, 2002. All of the expenditures made through September 30, 2002 have been expensed with approximately $149,000 included in selling and marketing expenses and $433,000 included in general and administrative expenses on the consolidated statements of operations for the nine month period ended September 30, 2002.

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

Factors that could cause or contribute to the Company’s actual results differing materially from those discussed herein or for the Company’s stock price to be affected adversely include, but are not limited to: (i) industry trends, including a general downturn or slowing of the growth of the dietary supplement industry which has occurred during recent years and may continue, (ii) increased competition from current competitors and new market entrants including but not limited to increased competition from private label house brands supported by retailers seeking to increase the market share of their proprietary house brands, (iii) adverse publicity regarding the dietary supplement industry or the Company’s products including recent publicity regarding ephedrine-based products, (iv) the Company’s dependence upon its ability to develop new products, (v) a continued high rate (or increase in the rate) of returns of the Company’s products, (vi) the Company’s ability to gain or expand or maintain distribution within new or existing customers and new or existing channels of trade, (vii) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising, or rebates, (viii) adverse changes in government regulation, (ix) exposure to product liability claims including product liability claims from products which include ephedrine or other products for which the Company has either not been able to secure product liability coverage or been able to secure such coverage at reasonable prices., (as of September 30, 2002, the availability of product liability insurance for ephedrine-based products was non-existent and the Company expects substantial increases in the cost for product liability insurance as its policies renew during the last quarter of 2002), (x) dependence on significant customers, (xi) the Company’s ability to keep and attract key management employees, (xii) the Company’s inability to manage growth and execute its business plan, or the Company’s ability to modify its business plan in response to market conditions, including, but not limited to, its ability to enter new businesses and capitalize upon new business opportunities (xiii) the Company’s ability to consummate future acquisitions and its ability to integrate acquired businesses, including without limitation Prolab Nutrition, Inc. (“Prolab”), acquired in October, 1999 for which the Company took a $20 million impairment charge in the year ending December 31, 2001 due to the write down of goodwill associated with the acquisition, (xiv) the absence of conclusive clinical studies for many of the Company’s products, (xv) the Company’s inability to obtain raw materials that are in short supply including its ability to obtain garlic powders under its supply agreement with ConAgra for its Essentially Pure Ingredient (EPI) raw material sales division, (xvi) sales and earnings volatility, (xvii) volatility of the stock market (xviii) the Company’s ability to manufacture its products efficiently, (xix) the Company’s ability to manage inventory or sell its inventory before such inventory becomes outdated, (xx) the Company’s reliance on independent brokers to sell its products, (xxi) the inability of the Company to protect its intellectual property, (xxii) control of the Company by principal shareholders, (xxiii) the possible sale of large amounts of stock by controlling shareholders, (xxiv) a continued general downturn in the national economy as a whole, (xxv) continued market acceptance of Natrol supplements, Laci Le Beau teas, Prolab’s sports nutrition products, and Essentially Pure Ingredients’ raw material products, or, (xxvi) that its planned investment in a new multi-level marketing company, Annasa Inc.  will prove to be profitable in the near or long-term.

RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL
CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE RESPONSE TO PART I, ITEM 1 OF THIS REPORT.

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

NET SALES. Sales are recognized at the time product is shipped. Net sales are net of discounts, allowances, and estimated returns and credits, slotting fees, rebates and other expenses that reduce the cost of product to the Company’s customers.  Net sales decreased 11.5%, or $2.4 million, to $18.0 million for the three months ended September 30, 2002 from $20.4 million for the three months ended September 30, 2002.  The decline in net sales was primarily due to a lower volume of shipments as well as the Company providing for an increased level of returns as it focused on removing slower moving items from store shelves to replace them with better selling products. The Company has also aggressively promoted certain products with special promotions and price rollbacks which also reduced net sales.  All of the factors mentioned above contributed to the decline in net sales for the quarter.

GROSS PROFIT.  Gross profit decreased 24.6%, or $2.3 million, to $7.0 million for the three months ended September 30, 2002 from $9.3 million for the three months ended September 30, 2001. Gross margin decreased to 38.8% for the three months ended September 30, 2002 from 45.5% for the three months ended September 30, 2001.  The decline in gross margin was due to the lower volume of net sales relative to fixed and semi-fixed manufacturing expenses.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased 1.3%, or $60,000, to $4.7 million for the three months ended September 30, 2002 from $4.6 million for the three months ended September 30, 2001. The Company incurred $95,000 of selling and marketing expenses as part of its preparation for launching its Annasa multi-level marketing subsidiary, which is currently recruiting distributors.  While some sales revenue is expected during 2002,  the full national launch of the business will not occur until the first quarter of 2003.  The Company’s business plan calls for an increased level of sales and marketing expenditures on the part of Annasa during the fourth quarter of 2002 as it prepares for the full launch of the business. Without the expenditures incurred by Annasa, Natrol’s other sales and marketing expenditures would have been marginally less than those during the same quarter of 2001.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization of goodwill. General and administrative expenses decreased 6.2%, or $172,000, and were approximately $2.6 million for the three months ended September 30, 2002. The decrease related primarily to a decrease in amortization of goodwill and intangibles for the quarter ending September 30, 2002 to $150,000 as opposed to the $570,000 recorded in the quarter ended September 30, 2001 as a result of the application of SFAS 142. This decrease is primarily offset by the Company’s investment of approximately $310,000 in Annasa’s general and administrative expenses.

INTEREST EXPENSE.  The Company recorded interest expense of $169,000 for the three months ended September 30, 2002 as compared to interest expense of $153,000 for the three months ended September 30, 2001. The Company pays interest on approximately $8.2 million of long-term mortgage debt.

INCOME TAX PROVISION. The Company’s effective tax rate was approximately 39% in the third quarter of 2002 as well as in the third quarter of 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

NET SALES. Net sales decreased 9.0%, or $5.3 million, to $53.4 million for the nine months ended September 30, 2002 from $58.7 million for the nine months ended September 30, 2001. The decline in net sales was primarily due to a lower volume of shipments as well as the Company providing for an increased level of returns as it focused on removing slower moving items from store shelves to replace them with better selling products. The Company has also aggressively promoted certain products with special promotions and price rollbacks which also reduced net sales.  All of the factors mentioned above contributed to the decline in net sales for the nine month period ended September 30, 2002.

GROSS PROFIT.  Gross profit declined 17.4%, or $4.3 million, to $20.7 million for the nine months ended September 30, 2002 from $25.0 million for the nine months ended September 30, 2001. Gross margin decreased to 38.7% for the nine months ended September 30, 2002 from 42.6% for the nine months ended September 30, 2001. The decline in gross margin was due to the lower volume of net sales relative to fixed and semi-fixed manufacturing expenses.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased 6.6%, or $790,000, to $12.8 million for the nine months ended September 30, 2002 from $12.0 million for the nine months ended September 30, 2001. The level of selling and marketing expenditures in the nine months ending September 30, 2002 were higher due to an increased level of coop advertising and consumer print advertising than in the same period of 2001.  In addition, the Company spent $149,000 in selling and marketing expenses to prepare for the launch of its Annasa multi-level marketing subsidiary.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization. General and administrative expenses decreased 4.6%, or $378,000, to $7.8 million for the nine months ended September 30, 2002 from $8.2 million for the nine months ended September 30, 2001. The decrease related primarily to a decrease in amortization of goodwill and intangibles for the nine months ending September 30, 2002 to $450,000 as opposed to the $1.7 million recorded in the nine months ended September 30, 2001 as a result of the application of SFAS 142. This decrease is partially offset by an increase in officer salaries. In the six months ended June 30, 2001, Mr. Balbert, Natrol’s President, voluntarily opted not to not draw his  salary whereas for the six months ending September 30, 2002, Mr. Balbert’s salary amounted to $300,000.  Outside legal expenses also rose $569,000 when compared to the same period of 2001. The Company is currently defending itself in a number of trade and patent , product liability and regulatory lawsuits at this time.    Although the Company does not believe any one of these matters is material, the Company expects to incur higher legal expenses as it defends these lawsuits in future periods.  Litigation is inherently uncertain and as a result, there can be no assurance that, if these or other lawsuits are decided adversely to the Company, it would not have a materially adverse effect on the Company’s financial condition and results of operations.  The launch of the Annasa multi-level marketing subsidiary added $433,00 to consolidated general and administrative expenses during the nine months ended September 30, 2002 when compared to the same nine months of 2001.  The remaining reduction in General and administrative expenses was primarily due to a reduction in payrll expenses during the year.  In June, the Company began the installation of a new, integrated, SAP accounting and manufacturing system.  This system, which is estimated to cost the Company between $1.5 and $2.0 million dollars once fully implemented, will add to the Company’s depreciation expense beginning in the fourth quarter of 2002.  In addition, training expenses related to the installation will be expensed in the fourth quarter.

INTEREST EXPENSE.  Interest expense decreased to $510,000 for the nine months ended September 30, 2002 from $634,000 for the nine months ended September 30, 2001. The Company pays interest on approximately $8.2 million of long-term mortgage debt. During the first two quarters of 2001, it also paid interest on borrowings under a line of credit agreement.

INCOME TAX PROVISION. The Company’s effective tax rate was approximately 39% during the nine months ended September 30, 2002 as well as in the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had working capital of $18.3 million, as compared to $18.2 million in working capital at December 31, 2001. The Company’s cash balance at September 30, 2002 was approximately $10.5 million.

Net cash provided by operating activities was $6.1 million for the nine months ended September 30, 2002 versus net cash provided of $8.2 million for the nine months ended September 30, 2001. Cash provided by operating activities during the nine month period ended September 30, 2002 was primarily due to a decrease in inventory levels of $2.2 million, activity in the income tax accounts providing $1.5 million, an increase in trade payables and accrued expenses of  $1.2 million, depreciation and amortization of $1.4 million and a reduction in prepaid expenses of $603,000 offset by increases in accounts receivable of $693,000.

Net cash used in investing activities was $991,000 for the nine months ended September 30, 2002 and $234,000 during the nine months ended September 30, 2001. Nearly all of the cash used in  investing activities in both periods was in property and equipment. During the nine months ended September 30, 2002, the majority of the Company’s expenditures in fixed assets was in new computer software and hardware related to its installation of an SAP computer system.

Net cash used by financing activities was $89,000 for the nine months ended September 30, 2002 as opposed to $8.4 million used by financing activities during the nine months ended September 30, 2001. During the nine months ended September 30, 2002, the Company made principal payments of $208,000 on its long-term mortgage debt and received $119,000 from the proceeds of the exercise of stock options and the sale of stock to employees through its employee stock purchase program.  During the nine months ended September 30, 2001, the Company reduced its line of credit by $8.3 million and repaid $197,000 in long-term debt.

As of September 30, 2002, the Company had $8.2 million of outstanding debt all of which is the result of a mortgage on the Company’s manufacturing/headquarters facility and a mortgage on the Company’s shipping facility. The Company currently has no line of credit in place.

The Company expects its cash balances to decline during the next several quarters as it invests in the launch of its Annasa multi-level marketing subsidiary.

Despite the anticipated decline in cash balances, the Company believes that its current cash balance together with cash generated from operations other than Annasa  will be sufficient to fund its anticipated working capital needs and capital expenditures for the next 12 months.  If the Company’s expectations are not met and the Company has to borrow funds, the cost of borrowing may be unfavorable and the terms of such borrowings may limit the Company’s ability to grow.

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

The Company currently has no short-term borrowings.  The Company does not believe that the risk is significant for its long-term debt due to the low fixed rates and insignificance of the long-term debt to the Company’s consolidated balance sheet.

Item 4.    CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of the completion of that evaluation, Natrol's disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)           Changes in internal controls.

None.

PART II

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

NATROL, INC.

Date: 11/14/02	By:	/s/ Elliott Balbert
Chairman, President and Chief Executive Officer

Date: 11/14/02	By:	/s/ Dennis R. Jolicoeur
Chief Financial Officer and Executive Vice President

Certification

I, Dennis R. Jolicoeur, Chief Financial Officer and Executive Vice President of Natrol, Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Natrol Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial date and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	11/14/2002	Name:	/s/Dennis R. Jolicoeur

		Title:	Chief Financial Officer and Executive
Vice President

Certification

I, Elliott Balbert, President, Chief Executive Officer and Chairman of Natrol Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Natrol Inc.

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial date and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	11/14/2002	Name:	/s/Elliott Balbert

		Title:	President/CEO/Chairman