Form 10-K
period 2002-12-31
NATROL INC
filed 2003-04-14
CIK 1025573

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS
PURSUANT TO SECTIONS 13 AND 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File No: 000-24567

NATROL, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	95-3560780 (I.R.S. Employer Identification No.)

21411 Prairie Street
Chatsworth, California 91311
(Address of principal executive offices)

(818) 739-6000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $.01 per share

        Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2). Yes ☐ No ☒

        The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates of the registrant on June 30, 2002 was approximately $18.6 million based upon the closing price per share of the registrant's Common Stock as reported on the NASDAQ National Market on such date. Calculations of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 10% or more of the outstanding Common Stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 15, 2003, the registrant had 12,876,720 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NATROL, INC.
2002 ANNUAL REPORT on Form 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This report contains "forward looking statements." Natrol, Inc., a Delaware corporation organized in 1980, the "Company", is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward looking statements. Examples of forward looking statements include, but are not limited to, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "intend," "estimate," "assume," "plan," or "anticipates" or the negative thereof, other variations thereon, or comparable terminology, or by discussions of strategy that predict or indicate future events or trends or that are not historical facts. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect its current expectations of the approximate outcome of the matter discussed. The Company does not undertake any obligation and does not currently intend to update any such statements at any time in the future.

        The Company's ability to predict results or the effect of certain events on the Company's operating results is inherently uncertain. Forward-looking statements should not be unduly relied on since they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein, including the factors discussed under the caption "Business Risk Factors & Factors Affecting Forward Looking Statements," and factors discussed in other past reports. The factors discussed herein may not be exhaustive. Therefore, the factors contained herein should be read together with other reports and documents that are filed by the Company with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this document.

        Factors that could cause or contribute to the Company's actual results differing materially from those discussed herein or for the Company's stock price to be affected adversely include, but are not limited to: (i) industry trends, including a general downturn or slowing of the growth of the dietary supplement industry;(ii) increased competition from current competitors and new market entrants including but not limited to increased competition from private label house brands supported by retailers seeking to increase the market share of their proprietary house brands. Private label brands control the largest share of the vitamin, mineral and supplement (VMHS) sector; (iii) adverse publicity regarding the dietary supplement industry or the Company's products including recent publicity regarding ephedrine-based products; (iv) exposure to product liability claims including product liability claims from products which include ephedrine or other products for which the Company has either not been able to secure product liability coverage or been able to secure such coverage at reasonable prices; (v) exposure to and the expense of resolving and defending potential product liability claims that are left uncovered by insurance; (vi) the Company's dependence upon its ability to develop new products; (vii) a continued high rate (or increase in the rate) of returns of the Company's products; (viii) the Company's ability to manage inventory or sell its inventory before such inventory becomes outdated, (xix) the Company's ability to gain or expand or maintain distribution within new or existing customers and new or existing channels of trade; (x) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising, or rebates; (xi) adverse changes in government regulation or changes in local or national laws; (xii) dependence on significant customers; (xiii) the Company's ability to keep and attract key management employees; (xiv) the Company's inability to manage growth and execute its business plan, or the Company's ability to modify its business plan in response to market conditions, including, but not limited to, its ability to enter into new businesses and capitalize upon new business opportunities; (xv) the Company's ability to consummate future acquisitions and its ability to integrate acquired businesses, including without limitation Prolab

Nutrition, Inc. ("Prolab"), acquired in October, 1999 for which the Company took a $20 million impairment charge in the year ended December 31, 2001 due to the write down of goodwill associated with the acquisition; (xvi) the absence of conclusive clinical studies for many of the Company's products; (xvii) the Company's inability to obtain raw materials that are in short supply including its ability to obtain garlic powders under its supply agreement with ConAgra for its Essentially Pure Ingredient (EPI) raw material sales division; (xviii) sales and earnings volatility, (xix) volatility of the stock market; (xx) the Company's ability to manufacture its products efficiently; (xxi) the Company's reliance on independent brokers to sell its products; (xxii) the inability of the Company to protect its intellectual property; (xxiii) control of the Company by principal shareholders, (xxiv) the possible sale of large amounts of stock by controlling stockholders; (xxv) a continued general downturn in the national economy as a whole; (xxvi) continued market acceptance of Natrol supplements, Laci Le Beau teas, Prolab's sports nutrition products, and EPI's raw material products, (xxvii) increases in the cost of borrowings; (xxviii) unavailability of additional debt or equity capital; (xix) legal actions brought forth by governmental and private agencies; and, (xx) that its investment in a new multi-level marketing company, Annasa Inc., will prove to be profitable in the near or long-term.

        There are a number of other factors affecting the Company's business, including the following risk factors of which investors should be aware.

        Natrol and its other brands, Laci LeBeau and Prolab have each sold ephedrine-based products in past years. The volume of such sales has not been large relative to the overall sales of the Company and as March 31, 2003 the Company no longer sells or manufactures ephedrine-based products. Even so, the Company cannot guarantee that all of the ephedrine-based products produced and sold to retailers are no longer on retailer shelves and unavailable for sale.

        During 2002, product liability insurance for ephedrine-based products was generally unavailable. Occurrence-based product liability insurance became unavailable during the fourth quarter of 2002. "Claims-made insurance" that was available for these products, was offered to the Company only with substantially lower limits than the Company had carried in prior years and at rates that were many times higher than those paid in prior years. The Company cannot predict the state of the insurance market in future years, or for that matter, whether or not insurance will be available to the Company at any price.

PART I

ITEM 1.    BUSINESS

        The Company's executive offices are located at 21411 Prairie Street, Chatsworth, California 91311 and its telephone number is 818-739-6000. Unless the context otherwise requires the terms the "Company" and "Natrol" refer to Natrol, Inc. and, as applicable, its subsidiaries.

GENERAL

        Natrol manufactures and markets branded, high-quality dietary supplements, herbal teas, nutraceutical ingredients and sports nutrition products under three labels: the Natrol brand, the Laci Le Beau brand of herbal teas, and the Prolab sports nutrition brand. The Company also markets high quality nutraceutical ingredients to other manufacturers of supplements or fortified foods through its Essentially Pure Ingredient (EPI) raw material supply division which also markets contract manufacturing services to companies within the nutraceutical industry.

        The Company's core Natrol brand focuses on supplements that are in high demand as well as specialty niche and proprietary formulations that have potentially strong margins. The Company positions Natrol as a premium brand of vitamins, minerals and other supplements rather than as a value brand.

        Dietary supplements are sold primarily under the Company's Natrol brand. These supplements include vitamins, minerals, hormonal supplements, herbal products and specialty combination formulas that contribute to an individual's physical well being. The Company sells its products through multiple distribution channels throughout the United States. These channels include domestic health food stores and mass-market drug, retail and grocery store chains. The Company also sells its products through independent catalogs, Internet shopping sites, and, to a limited degree, within select foreign countries through international distributors who purchase Natrol's product F.O.B. the United States. The Company's strategy emphasizes building strong recognition of the Natrol brand across multiple distribution channels through an advertising strategy that includes print advertising, television advertising, radio advertising and coop advertising spending with customers designed to build consumer awareness and increase the purchase of its products by consumers.

        Herbal teas are sold under the Company's Laci Le Beau brand. Laci Le Beau teas are flavored herbal teas. The primary tea category is Laci Le Beau Dieter's tea. The Company uses the same sales people and brokers to sell teas as it does supplements. And, as with its supplement business, the Company's strategy emphasizes building strong recognition of the Laci Le Beau brand across multiple distribution channels. Laci Le Beau products are sold to retailers by the same sales team that markets the core Natrol products to the Company's various channels of distribution.

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

        The Company also sells nutraceutical grade ingredients, primarily garlic, vegetable powders, kava kava, melatonin, soy isoflavones and cetyl myristoleate complex to other manufacturers through its EPI division. The Company's strategy is to establish exclusive relationships with primary manufacturers of raw materials and to sell these ingredients to other users of nutraceutical grade materials. EPI maintains an independent sales force. EPI, however, shares all of Natrol's other resources including Natrol's headquarters facility, its manufacturing and product development personnel and expertise, its financial resources, as well as accounting and management resources. The EPI sales force markets

Natrol's manufacturing capabilities to other nutraceutical businesses that need contract manufacturing support.

        Natrol's consumer products fall into the general definition of vitamin, minerals, herbs and dietary supplements ("VMHS"). Each year, every segment of the Company strives to broaden its product offerings so as to increase revenue and gross profits while lessening dependence upon any one product.

        No one product represented more than 10% of sales in 2002. The Company's sales of one product comprised 10.1% of gross sales during the year ended December 31, 2001. The Company's sales of a different product line comprised 11.5% of gross sales during the year ended December 31, 2000.

Business Expansion: New multi-level marketing company—Annasa, Inc.

        During 2002, the Company employed a team of experienced business professionals to research and create a business plan allowing the Company to enter the multi-level marketing business and to distribute a new proprietary line of nutritional products.

        The business plan called for the Company to invest more than $1 million in 2002 in order to prepare for a full launch of the new business in 2003. The Company used this investment to develop products, create marketing materials, design a distributor compensation program, create an easily accessible website—www.Annasa.com, hire full-time staff, and attract potential distributors.

        The new multi-level marketing company, Annasa, Inc., ("Annasa") was formed as a wholly owned subsidiary of Natrol, Inc., which distributes under the Annasa label.

        Approximately $44,000 of revenue was generated by Annasa in 2002. The Company expects to continue investing in Annasa during 2003 as it builds a base of distributors. Cash flow break-even is not projected until 2004 and the Company expects to incur expenses of approximately $1-to-$2 million before it reaches cash flow break-even.

Operating Segments

        The Company and its subsidiaries operate as three operating segments: the Natrol operating segment which manufactures and markets Natrol and Laci LeBeau branded products, and which, under the EPI name contract manufactures products and sells raw material ingredients; Prolab Nutrition, Inc. which develops, manufactures and markets sports nutrition products; and, Annasa, which was established during 2002 to develop a direct-to-consumer, multi-level marketing business.

        The following table sets forth the percentage of net sales for each of the Company's operating segments:

	Fiscal Years Ended December 31,
	2002	2001	2000
Natrol	73.5%	74.7%	73.3%
Prolab	26.4%	25.3%	26.7%
Annasa	0.1%	0.0%	0.0%

SALES

BRANDED PRODUCTS

        The Company distributes its Natrol supplements and Laci Le Beau teas primarily to domestic, independent, health food stores and mass-market drug, retail and food stores. Although the Company sells the same Natrol or Laci Le Beau products to both the health food and mass- market channels of distribution, it has built different sales organizations to meet the differing requirements of each channel of trade.

        The Company sells its branded Natrol and Laci Le Beau products to health food stores through leading national distributors, including United Natural Foods and Tree of Life, as well as directly to GNC (General Nutrition Company). Natrol and Laci Le Beau products are also sold by health food store chains such as Wild Oats Markets, Whole Foods Market, Hi-Health, Vitamin Cottage, Fred Meyer Nutrition Centers and Vitamin Shoppes, as well as by most independent health food stores.

        Within the health food channel of trade, the Company maintains a sales staff of regional representatives across the country managed by a national manager who reports to the Company's Vice President of Sales. These sales representatives call on individual storeowners and distributors promoting the Natrol and Laci Le Beau lines.

        The mass-market distribution channel is managed by the Company's Vice President of Sales, a Vice President of National Accounts and regional managers who work with a network of independent brokers. The Company's employees service certain of its larger mass-market accounts directly while independent brokers service others in conjunction with the Company's management. The Company sells its products to mass-market merchandisers either directly or through distributors of vitamins, minerals and other supplement products such as Bergen Brunswick, McKesson and Cardinal. Some of the Company's major drug and mass-market retail customers are Walgreens, CVS, Albertson's, Rite Aid, Long's Drug, Eckerd, Snyders, Brooks Drug, Wal-Mart, ShopKo, BJ's Wholesale Club and Sam's Clubs. The Company also sells its products in grocery stores and supermarkets, including Dominick's, Ralphs, Von's, Schnucks, Cub Foods, Food For Less, Gelsen's Hi Vee and Wegmans.

        Sales of vitamins and supplements within the mass-market channel of trade are extremely competitive with all vendors competing vigorously to defend their positions within each mass-market account. Many mass-market retailers emphasize their own in-house private label brand which creates additional pressure. Vendors to the mass-market class of trade continually analyze their own shelf space as well as that of their competitors in an effort to maximize profits for themselves and the mass-market retailer. The result is a natural cycle in which companies such as Natrol prune slower moving items from store shelves, replacing them with faster selling products. The Company's central strategy is to ensure that its most profitable and rapidly selling items remain on retailers' shelves while it seeks to obtain more shelf space for additional, potentially profitable, items. In addition, the Company is continually seeking to develop or acquire rights to new products able to capture a substantial consumer following.

        Within the health food store channel of distribution, the Company believes that its product line is under-represented and its strategy within that channel of trade is to ensure that retail outlets carry a higher percentage of what the Company considers to be its core line of products.

        The Company provides retailers in both the health food store and the mass-market distribution channels with a wide array of comprehensive services tailored to meet their individual needs. In the health food store channel, the Company's dedicated sales force maintains direct and regular contact with key store personnel, informing them of new product developments and industry trends, aiding them in the design of store sets and creating merchandising programs that promote brand and category awareness. The Company's regional managers and independent brokers in the mass-market distribution channel work with corporate buyers focusing on special promotional activities and brand and category awareness in order to improve the consumer purchases of Natrol products and increase the movement of items through each outlet. The objective of these activities is to build strong relationships with the Company's marketing partners, to increase the number of stores carrying its products and improve the profitability of the items sold within each of the Company's trading partners.

        Prolab products are sold primarily through gyms, health food stores and internationally through designated distributors. There is little overlap between the Prolab distributors and those distributors served by the Natrol brand in its health food channel of trade. The typical Prolab distributor specializes in distributing sports nutrition products. Approximately 40.5% of Prolab's sales are to distributors who sell products to European, Canadian and other non-domestic accounts. The Company has one distributor that they sell to outside the United States. Prolab's export sales to this distributor were 18.2%, 19.2%, and 14.2% in 2002, 2001, and 2000, respectively.

        Prolab's domestic sales are primarily to wholesalers who in turn service retail accounts. Prolab's wholesaler network focuses on health food stores and gyms that cater to body builders and other individuals seeking a high level of fitness.

        Prolab's sales force is independent of Natrol's sales force. However, the two sales forces coordinate efforts where appropriate.

        One customer represented 12.3% of net sales in the year ended December 31, 2002. This customer accounted for 13.4% of accounts receivable at December 31, 2002. No other customers represented more than 10% of net sales in 2002. No customers represented more than 10% of net sales in the years ended December 31, 2001 or 2000.

CONTRACT MANUFACTURING AND INGREDIENT SUPPLY SALES: EPI

        The Company's contract manufacturing services are primarily marketed through the EPI sales force. The Company manufactures a number of products pursuant to contracts with customers who distribute the products under their own private labels. As a contract manufacturer, the Company will often assist its customers in the formulation of their products. Contract manufacturing accounted for approximately 3.9% of the Company's gross sales in 2002.

        In its bulk ingredient business, EPI primarily sells nutraceutical grade dehydrated vegetable products, mostly garlic, to other manufacturers, distributors and marketers of dietary supplements. Non-vegetable based products include Melatonin and Cetyl Myristoleate. EPI obtains its bulk vegetable ingredients from ConAgra Foods, Inc. (ConAgra) pursuant to a multi-year supply agreement that gives the Company the exclusive right to sell ConAgra's nutraceutical grade vegetable powders in the dietary supplement industry. This agreement extends until December 31, 2007 and stipulates certain pricing and volume targets.

        Bulk ingredient sales accounted for 4.7% of the Company's gross sales in 2002. Sales personnel for this division call on customers nationwide.

        The Company's strategy is to establish exclusive relationships with primary manufacturers of raw materials and to sell these ingredients to other users of nutraceutical grade materials and to broaden its product offerings as favorable distribution opportunities arise.

MARKETING

BRANDED PRODUCTS

        Management believes the Company's strategy of selling the Natrol and Laci Le Beau and Prolab brands through all appropriate channels of distribution including the health, mass-market, convenience store, gym and Internet channels distinguishes the Company from its competition. Most competitors sell products into each channel using different brand names within each channel.

        The Company's core strategy is to continue to build the Natrol, Laci Le Beau and Prolab brand names within multiple channels of distribution in order to develop increased brand awareness and strong brand recognition among consumers seeking products with a reputation for quality. The Company believes it can leverage its reputation for high quality products developed within the health food distribution channel in the mass-market and other channels by positioning its products as a high quality brand rather than a value brand.

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

INGREDIENT SUPPLY SALES AND CONTRACT MANUFACTURING SALES

        The Company's EPI division relies primarily on visibility developed through trade shows, advertising in trade publications and brochures to supplement the sales efforts of its sales people.

        The contract manufacturing business relies on trade shows, trade publications, and word-of-mouth as well as the delivery of information from its sales staff, primarily its Essentially Pure Ingredients sales people.

RESEARCH & PRODUCT DEVELOPMENT

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

        The Company has established a focused process to anticipate consumer demand, monitor product developments within the dietary supplement industry and facilitate the generation of new ideas for product introductions. The Company's product development staff constantly reviews periodicals, scientific research and relevant clinical studies within medical journals and on-line databases. The staff meets with vendors and evaluates new ingredients. The product development team also consults scientists and employs research consultants on a regular basis regarding new product concepts.

        Before a product is introduced, the product development team reviews the safety and efficacy of ingredients, standards for production, and with assistance from FDA and patent counsel reviews labeling information, label claims and potential patent, trademark, legal or regulatory issues. The Company's marketing team also attempts to assess potential marketing demand through focus groups and other research techniques.

        The Company actively participates in and financially supports a number of scientific and educational industry organizations that promote consumer well being. These include the Citizens for Health, the National Nutritional Foods Association ("NNFA"), American Herbal Products Association, American Herbal Pharmacopoeia, and the American Botanical Council. The Company is also a founding member of the Dietary Supplement Education Alliance ("DSEA") of which Mr. Balbert serves as the CEO. The DSEA is a not-for-profit organization consisting of more than 60 companies whose role is to improve public health by communicating the benefits of dietary supplements.

MANUFACTURING AND PRODUCT QUALITY

DIETARY SUPPLEMENTS

        The Company manufactures its branded Natrol and private label supplements as well as Prolab tablets and capsules at its 90,000 square foot manufacturing facility/headquarters located in Chatsworth, California. At this facility, the Company manufactures both tablets and two-piece capsules, which account for more than 90% of the Company's supplement sales. The Company uses third party vendors to produce its liquid products, bars, powders and softgels.

        The Company places a strong emphasis on quality control because it believes that quality standards play a critical factor in consumer purchasing decisions and in differentiating the Natrol brand. The Company's products are manufactured in accordance with current Good Manufacturing Practices ("GMPs"). The Company maintains an "A" compliance rating within the National Nutritional Foods Association's GMPs Third Party Certification Program. Based in Newport Beach, CA, the NNFA is the largest dietary supplement trade association, representing 3,000 retailers and 1,000 manufacturers, suppliers and distributors of health foods, dietary supplements, natural ingredient cosmetics and other natural products. Natrol is one of approximately two dozen companies in the NNFA membership to be awarded the prestigious "A" compliance rating. The NNFA GMP Certification Program is designed to verify compliance with a standardized set of GMPs developed by the NNFA.

        The Company's manufacturing facility includes an on-site laboratory, which is staffed by the Director of Quality Assurance, qualified scientists, chemists, technicians and support personnel to provide GMP compliance services. In support of its commitment to analytical product analysis, the Natrol laboratory uses state of the art computerized instrumentation for providing reliable, accurate product analysis testing for a single raw material to complex multi-vitamins. The major laboratory instrumentations include the mass spectrophotometer and several high performance liquid chromatographs. The laboratory is also encompassed by atomic absorption, infrared spectrophotometer, ultraviolet-visible spectrophotometer, Karl Fisher moisture analyzer, density tester, thin layer chromatography application and stability environmental chamber for product shelf life determination.

        The Company requires all raw materials or finished products produced by third party vendors to be placed in quarantine upon receipt and tested by the Company's quality control laboratory. The Company conducts sample testing, weight testing, purity testing, dissolution testing and, where required, microbiological testing. When raw materials are released from quarantine, each lot is assigned a unique lot number which is tracked throughout the manufacturing process. Materials are blended, tested and then encapsulated or formed into pills which may or may not be coated. The Company routinely performs qualitative and quantitative quality control procedures on its finished products.

        During 2002, the Company converted to SAP, one of the most sophisticated integrated computer systems in the world. Through SAP, the Company can efficiently monitor the details of its production and shipping systems giving managers step by step visibility into each of the Company's production processes.

        The Company obtains its raw materials for the manufacture of its products from third-party suppliers. Many of the raw materials used in the Company's products are harvested internationally. With the exception of bulk garlic, the Company does not have contracts with any suppliers committing such suppliers to provide the materials required for the production of its products. In the last few years, natural vitamin E, beta carotene, Melatonin, Kava, Sam-E, and St. John's Wort have had significant price fluctuations as a result of short supply and or increases in demand. The Company has experienced occasional shortages of raw materials for a limited number of its products, but to date has only encountered short-term production interruptions as a result of such shortages. Two suppliers, Century Foods and Inter-Cal Nutroceuticals, Inc., each accounted for more than 10% of the Company's raw material purchases in 2002. The Company has alternatives to thes suppliers should either of these vendors stop supplying the raw materials they currently supply.

Specialty Suppliers:

        ConAgra supplies the Company's EPI division nutraceutical grade vegetable powders, primarily garlic, under an exclusive supply agreement (see INGREDIENT SUPPLY below). Because the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events.

        The Company also sells a limited number of products under the supplier's trademark. The most significant of these is the Company's Ester-C® line of products which accounts for approximately 9% of the Company's gross sales. When the Company markets products under the supplier's trademark, the Company is limited to that single supplier as a source of raw materials for that product. As a result, any shortage of raw materials from that supplier would adversely affect the Company's ability to manufacture that product. Price increases from these suppliers could severely impact the profitability of these items. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The Company also owns a 132,000 sq. ft. warehouse facility located less than one-quarter mile from its manufacturing facility. Approximately 52,000 sq. ft. of this warehouse facility is subleased. Rental income was approximately $460,000, $414,000, $400,000 for the years ended December 31, 2002, 2001, 2000, respectively. The remaining 80,000 sq. ft. is now being used by the Company to ship finished goods to the Company's customers. Finished goods are transferred from the Company's packaging lines to the shipping facility for storage prior to shipment to customers.

TEAS

        The Company primarily relies upon third parties for the milling and processing of its herbal teas. The Company directly provides a majority of the herbs and other raw materials used in the production of its teas to these third parties. Tea bags produced by these parties are packaged into boxes at the Company's manufacturing facility in Chatsworth, California.

PROLAB

        The Company produces, at its headquarters/manufacturing facility, Prolab supplements that are sold in tablet or capsule form. However, the Company relies on third party vendors to process and package a majority of Prolab's products which consists of powders, nutrition bars and drinks. Prolab owns a 25,000 square foot headquarters facility in Connecticut, in which it packages a limited amount of powdered product that is manufactured by third party vendors.

INGREDIENT SUPPLY: EPI

        The Company's EPI division provides raw material ingredients to the Company and other customers. The Company acquires nutraceutical grade garlic and other vegetable powders pursuant to a multi-year supply agreement with ConAgra which requires ConAgra to sell and the Company to purchase specified amounts of certain vegetable, fruit, herbal and botanical product. The agreement with ConAgra gives the Company the exclusive right to sell certain ConAgra products in the dietary supplement industry. This agreement may be terminated by either party upon a material breach of the obligations of the other party, or certain other specified conditions, if the breach is not cured within

60 days, or within 15 days in the case of non-payment by the Company. The agreement was originally signed with Basic Vegetable Products ("BVPs") in 1998 when the Company purchased BVPs' Pure Gar Division. In November 2000, BVP was acquired by ConAgra. As the successor to BVP, ConAgra was obligated to assume the terms and conditions of the original supply agreement. At that time, Natrol and ConAgra negotiated certain modifications to the original agreement including an extension to 2007 of the supply agreement.

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

COMPETITION

        The dietary supplement industry is highly competitive. Numerous companies, many of which have greater size and financial, personnel, distribution and other resources than the Company, compete with the Company in the development, manufacture and marketing of dietary supplements. The Company's principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. In the mass-market distribution channel, the Company's principal competition comes from broadline manufacturers, major private label manufacturers and other companies. In addition, several large pharmaceutical companies, including Bayer and Wyeth, compete with the nutritional supplement companies. Increased competition from such companies could have a material adverse effect on the Company because such companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than those of the Company. The Company also faces competition in both the health food store and mass-market distribution channels from private label dietary supplements and multivitamins offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains.

        The Company competes on the basis of product quality, pricing, customer service, product development and marketing support.

REGULATORY MATTERS

        The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company's products are subject to regulation by numerous governmental agencies which regulate the Company's products. The Company's products are also subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission ("CPSC"), the U.S. Department of Agriculture ("USDA") and the Environmental Protection Agency ("EPA") and the U.S. Food and Drug Administration ("FDA"). Advertising and other forms of promotion and methods of marketing of the Company's products are subject to regulation by the U.S. Federal Trade Commission ("FTC"), which regulates these activities under the Federal Trade Commission Act ("FTCA"). The manufacture, labeling and advertising of the Company's products are also regulated by various state and local agencies as well as those of each foreign country to which the Company distributes its products.

        The Dietary Supplement Health and Education Act of 1994 ("DSHEA") revised the provisions of the Federal Food, Drug, and Cosmetic Act ("FFDC Act") concerning the regulation of dietary supplements. In the judgment of the Company, the DSHEA is favorable to the dietary supplement industry. The legislation for the first time defined "dietary supplement." The term "dietary supplement" is defined as a product intended to supplement the diet that contains one or more of certain dietary ingredients, such as a vitamin, a mineral, an herb or botanical, an amino acid, a dietary substance for use by man to supplement the diet by increasing the total dietary intake, or a concentrate, metabolite, constituent, extract, or combination of the preceding ingredients. The substantial majority of the products marketed by the Company are regulated as dietary supplements under the FFDC Act.

        Under the current provisions of the FFDC Act there are four categories of claims that pertain to the regulation of dietary supplements. Health claims are claims that describe the relationship between a nutrient or dietary ingredient and a disease or health related condition and can be made on the labeling of dietary supplements if supported by significant scientific agreement and authorized by the FDA in advance via notice and comment rulemaking. Nutrient content claims describe the nutritional value of the product and may be made if defined by the FDA through notice and comment rulemaking and if one serving of the product meets the definition. Health claims may also be made if a scientific body of the U.S. government with official responsibility for the public health has made an authoritative statement regarding the claim, the claim accurately reflects that statement and the manufacturer, among other things, provides the FDA with notice of and the basis for the claim at least 120 days before the introduction of the supplement with a label containing the health claim into interstate commerce. For health claims that the FDA has approved, no prior notification is required. Statements of nutritional support or product performance, which are permitted on labeling of dietary supplements without FDA pre-approval, are defined to include statements that: (i) claim a benefit related to a classical nutrient deficiency disease and discloses the prevalence of such disease in the United States; (ii) describe the role of a nutrient or dietary ingredient intended to affect the structure or function in humans; (iii) characterize the documented mechanism by which a dietary ingredient acts to maintain such structure or function; or (iv) describe general well-being from consumption of a nutrient or dietary ingredient. In order to make a nutritional support claim the marketer must possess substantiation to demonstrate that the claim is not false or misleading and if the claim is for a dietary ingredient that does not provide traditional nutritional value, prominent disclosure of the lack of FDA review of the relevant statement and notification to the FDA of the claim is required. Drug claims are representations that a product is intended to diagnose, mitigate, treat, cure or prevent a disease. Drug claims are prohibited from use in the labeling of dietary supplements.

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

        The FDA has also announced that it's intention to promulgate new GMPs specific to dietary supplements. The FDA is now accepting comments over these newly proposed GMPs which are in compliance with DSHEA. Once the required 90 day public comment period is over, the FDA will most likely adopt the proposed new GMPs either as is or in some modified form.

        The failure of the Company to comply with applicable FDA regulatory requirements could result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. The Company intends to comply with the new GMPs once they are adopted.

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

        On November 18, 1998, the FTC issued "Dietary Supplements: An Advertising Guide for Industry." This guide provides marketers of dietary supplements with guidelines on applying FTC law to dietary supplement advertising. It includes examples of the principles that should be used when interpreting and substantiating dietary supplement advertising. Although the guide provides additional explanation, it does not substantively change the FTC's existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify the adequacy of the support behind such claims. The Company's internal staff, in conjunction with outside counsel, reviews its advertising claims for compliance with FTC requirements.

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

        Advertising and labeling for dietary supplements and conventional foods are also regulated by state and local authorities. Some states also permit these laws to be enforced by Private Attorneys General. These Private Attorneys Generals may seek relief for consumers, seek class action certifications, seek class-wide damages, seek class-wide refunds and product recalls of products sold by the Company. In the ordinary course of business, the Company is named as a defendant in these types of Private Attorneys General Actions along with other vitamin and supplement companies. Until the courts rule that laws have been violated, that the actions can proceed as Private Attorneys General and or Class Actions and that cognizable injuries have occurred, the Company does not believe such actions will have any material impact on its operations. There can be no assurance that state and local authorities will not commence regulatory action which could restrict the permissible scope of the Company's product claims or sales.

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

EMPLOYEES

        As of March 1, 2003, the Company had approximately 264 employees. Of such employees, approximately 63 were engaged in marketing and sales, 156 were devoted to production and distribution and 45 were responsible for management and administration. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

        Industry trends.    The total United States retail market for nutritional supplements is highly fragmented. Industry sources report that the VMHS sector grew substantially during most of the 1990s, in many years at a double digit pace. However, the data during the last several years shows the rate of growth in the industry became negative and is currently in the low single digit growth range.

        Information Resources, Inc. ("IRI") tracks sales data within the food, drug, and mass-market channels of distribution. For the 52 weeks ending March 3, 2003, vitamin, mineral and supplement sales in these channels of distribution rose 0.2% when compared to the same period a year earlier. However unit sales were down 1.2%. These trends have adversely affected Natrol's business and results of operation in 2002 and 2001.

        Private label business has been a significant growth element within the VMHS industry. The growth of private label sales impacts the sales of branded products such as those distributed by Natrol. Private label sales are, to an ever greater degree, being emphasized by large mass-market retailers. As such, the growth of brands such as Natrol, Laci LeBeau, and Prolab within food, drug, and general mass-market merchants remains both highly competitive and uncertain.

        In addition to the trends in the nutraceutical industry, the United States economy has experienced a significant weakness throughout 2002 and the first quarter of 2003, in part due to uncertainty over foreign events, terrorist's activities, and the war with Iraq. A continued sluggish economy would inevitably impact Natrol as well as the entire vitamin, mineral and supplement sector.

        There can be no assurance that the more robust industry growth rates experienced between 1995 and 1999 can be regained. In addition, there can be no assurance that the industry growth rate will not decline in the future or that the growth rate of the U.S. economy may not be negative. Such a failure to achieve and sustain growth in the industry or in the U.S. economy as a whole may have a material adverse effect on the Company's ability to return its results to its historic rates of growth and results of operations.

        Competition.    The dietary supplement industry is highly competitive. Numerous companies, many of which have greater size and financial, personnel, distribution and other resources than the Company, compete with the Company in the development, manufacture and marketing of dietary supplements. The Company's principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. In the mass-market distribution channel, the Company's principal competition comes from broadline manufacturers, major private label manufacturers and other companies. In addition, large pharmaceutical companies compete with the Company and others in the dietary supplement industry. Packaged food and beverage companies compete with the Company on a limited basis in the dietary supplement market. Increased competition from such companies could have a material adverse effect on the Company because such companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than those of the Company. The Company also faces competition in both the health food store and mass-market distribution channels from private label dietary supplements and multivitamins offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains. Private label brands at mass-market chains represent substantial sources of income for these merchants and the mass-market merchants often support their own labels at the expense of other brands.

        Effect of Unfavorable Publicity.    The Company believes the dietary supplement market is significantly affected by national media attention regarding the consumption of dietary supplements. Future scientific research or publicity may not be favorable to the dietary supplement industry or to any particular product, and may not be consistent with earlier favorable research or publicity. Because of the Company's dependence on consumers' perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of the Company's products or any similar products distributed by other companies and future reports of research that are perceived as less favorable or that question earlier research could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is highly dependent upon consumers' perceptions of the safety and quality of its products as well as dietary supplements distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful or questioning their efficacy could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products. For example, during 2002, ephedrine products were routinely criticized in the press due to high profile athlete deaths that the press assumed were related to ephedrine. The effects of such criticism on weight loss and sports nutrition products in particular or on the supplement industry as a whole is uncertain. The result of the extremely negative publicity surrounding ephedrine is that product liability insurance coverage for ephedrine based products disappeared and as of the date of this document, the Company longer sells products containing ephedrine.

        Reduced Product Liability Insurance Coverage and Exposure to Product Liability Claims.    The Company, like other retailers, distributors and manufacturers of products designed for human consumption, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company may be subjected to various product liability claims, including, among others, that its products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. In addition, although the Company maintains strict quality controls and procedures, including the quarantine and testing of raw materials and qualitative and quantitative testing of selected finished products, there can be no assurance that the Company's products will not contain contaminated substances. In addition, in certain cases the Company relies on third party manufacturers for its products. With respect to product liability claims, the Company has $2.0 million in aggregate liability insurance. If such claims should exceed $2.0 million, the Company has excess umbrella liability insurance of up to $5.0 million. During 2002, the market for product liability insurance for businesses within the nutraceutical industry narrowed substantially. Occurrence-based coverage was unavailable to the Company. As a result, the Company was forced to acquire claims-made coverage. The price of coverage escalated more than five fold and the amount of coverage that was able to be purchased was limited to the amount of insurance actually purchased. Coverage comparable to that purchased in prior years was simply unavailable to the Company. There can be no assurance that insurance will, in future years, be available at a reasonable cost or available with limits that meet the requirements of the Company's current customer base, or, if available, will be adequate to cover liabilities. When the Company renewed its product liability coverage during the years 2001 and 2002, it was not able to renew or find new coverage for its ephedrine-based products. The Company generally seeks to obtain contractual indemnification from parties supplying raw materials for its products or manufacturing or marketing its products, and to be added as an additional insured under such parties' insurance policies. Any such indemnification or insurance, however, is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party. In the event that the Company does not have adequate insurance or contractual indemnification, product liabilities relating to its products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Product Returns.    Product returns are a part of the Company's business. Products may be returned for various reasons including expiration dates or lack of sufficient sales velocity. The Company accrues a reserve for returns based on historical data. During 2002, returns and charges for damages and outdated products amounted to approximately 8.7% of gross sales, less than the 14.5% figure for 2001. The Company continually works to lessen the impact of returns through better management of its SKU count at retail establishments and more effective use of sales and marketing programs. Even so, there is no guarantee that future returns will not equal or exceed the levels experienced in 2001. Furthermore, the loss of a major account, could result in a substantial amount of returns.

        Inventory Risk.    The Company's products are tested for stability and each product has associated with it an expiration date after which the product cannot be sold. Expiration dates can be as short as one year or, in some cases as long as three years. In order to provide the freshest product possible, the Company makes every attempt to produce a product on a just-in-time basis. However, as sales trends change it is possible for the Company to over-produce finished goods inventory or have excess raw materials which are not used before their expiration dates. The Company regularly disposes of overstocked finished goods and expired raw material inventory. Should sales trends change too rapidly or should manufacturing planning be poor, the Company could be subject to larger than normal expenses for writing off inventory which would effect the financial condition of the Company and results of operations during the period in which larger than expected write downs of inventory were to occur.

        Distribution Gains.    One of the Company's prime goals has been to gain additional distribution in all channels of trade that sell vitamins and supplements to consumers. The Company continues to seek additional avenues to sell its products as well as to gain additional distribution for profitable rapidly selling products in existing accounts. The Company's failure to make addition distribution gains or to maintain current distribution and expand sales of core product could have an adverse material effect on the Company's business, financial condition and results of operations.

        Cost of Retail Relationships.    Many large retailers require various forms of incentive programs in order to develop the brand with them. These programs include slotting fees, coop advertising programs, rebate incentives, price off promotions, scandowns and other forms of support. The Company must continually evaluate specific programs to ascertain the profitability of potential business from each retailer. Because of such brand based programs, the Company may ascertain that it cannot profitably do business with a retailer. This may cause the Company to stop doing business with existing customers or not allow the Company to enter into a business relationship with a potential new customer, each of which in turn could dampen future revenue growth.

        Government Regulation.    The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company's products are subject to regulation by numerous governmental agencies which regulate the Company's products. The Company's products are also subject to regulation by, among other regulatory entities, the CPSC, the USDA, the EPA and the United States FDA. Advertising and other forms of promotion and methods of marketing of the Company's products are subject to regulation by the FTC which regulates these activities under the FTCA. The manufacture, labeling and advertising of the Company's products are also regulated by various state and local agencies as well as those of each foreign country to which the Company distributes its products.

        The Company's products are generally regulated as dietary supplements under the FDCA, and are, therefore, not subject to pre-market approval by the FDA. However, these products are subject to extensive regulation by the FDA relating to adulteration and misbranding. For instance, the Company is responsible for ensuring that all dietary ingredients in a supplement are safe, and must notify the FDA in advance of putting a product containing a new dietary ingredient (i.e., an ingredient not marketed for use as a supplement before October 15, 1994) on the market and furnish adequate information to provide reasonable assurance of the ingredient's safety. Furthermore, if the Company makes statements about the supplement's effects on the structure or function of the body, the Company must, among other things, have substantiation that the statements are truthful and not misleading. In addition, the Company's product labels must bear proper ingredient and nutritional labeling and the Company's supplements must be manufactured in accordance with current GMPs for foods. The FDA has issued an advanced notice of its intention to promulgate new GMPs which, when finally adopted may be more expensive to follow than prior GMPs. A product can be removed from the market if it is shown to pose a significant or unreasonable risk of illness or injury. Moreover, if the FDA determines that the "intended use" of any of the Company's products is for the diagnosis, cure, mitigation, treatment or prevention of disease, the product would meet the definition of a drug and would require pre-market approval of safety and effectiveness prior to its manufacture and distribution. Failure of the Company to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.

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

        The Company may be subject to additional laws or regulations by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as the DSHEA of 1994, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products that cannot be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, or expanded or different labeling or scientific substantiation. Any or all of these requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

        Dependence on Significant Customers.    One major customer during 2002 represented 12.3% of net sales. The Company's top 10 customers accounted for approximately 44% of the Company's business. There is no assurance that the Company's major customers will continue as major customers of the Company. The loss of a significant number of major customers, or a significant reduction in purchase volume by or financial difficulty of such customer, for any reason, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Ability to Manage Business Fluctuations.    In reaction to current industry trends and the Company's financial performance, the Company has worked to manage expenses such as payroll and advertising in order to ensure the profitability of the Company. Such restrictions on expenditures may have a long-term effect on revenue growth. Should industry and general economic trends for the nation as a whole continue to be difficult, the Company may have to reduce payroll as well as other forms of overhead and fixed expenses. Such cutbacks could further affect, in a negative manner, the Company's ability to increase revenues and profits.

        Moreover, in order to grow revenue and profits, the Company has made a calculated decision to enter new marketplaces for its products. The most significant decision has been to enter the multi-level marketing business by launching Annasa in order to market new and unique products directly to consumers using a sales force of multi-level marketing distributors selling product carrying the Annasa brand label. In 2002, the Company invested more than $1 million in this business. The Company anticipates investing at least as much until cash flow break even is reached. Cash flow break even is not anticipated in 2003. While the Company believes the investment in Annasa is sound, the Company cannot guarantee that its investment in this multi-level marketing business will be successful.

        Furthermore, the Company may have to substantially alter its business strategy to grow the core Natrol and Prolab brands in what has been a difficult business environment during recent years. Additionally, should national economic trends deteriorate due to conflict in the middle east, the high cost of gasoline and other petroleum-based products, or other reasons, the Company may not be able to reduce expenses as rapidly as is necessary to maintain profitability. If corporate or industry trends reverse themselves in a strong, positive way resulting in sudden growth of the Company's revenues, the Company's management, operations, sales and administrative personnel and other resources may be strained in the short term. Given the recent negative industry trends, attracting, training, motivating, managing and retaining qualified employees may be difficult. No assurance can be given that the Company's business will grow in the future or that the Company will be able to effectively manage such growth. Nor can assurance be given that if the Company's core business erodes, the Company can stabilize its revenue and manage the Company profitably in the short term. The Company's inability to manage its growth or negative growth successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

        Risks Associated with Acquisitions.    The Company completed one acquisition in 1999, two acquisitions in 1998, and, although no acquisitions were completed during the last three years, the Company expects to pursue additional acquisitions and new business opportunities in the future as a part of its business strategy. The Company faces significant competition for acquisition opportunities from numerous companies, many of which have greater financial resources than the Company. Accordingly, there can be no assurance that attractive acquisition opportunities will be available to the Company. Should an acquisition opportunity arise, the Company would have to seek outside funding to support such an acquisition. There is no guarantee that the Company would be able to obtain financing for or otherwise consummate any future acquisitions even if management believes such an acquisition would be beneficial to the Company. Moreover, future acquisitions would likely require additional financing which would likely result in an increase in the Company's indebtedness or the issuance of additional stock which may be dilutive to the Company's shareholders. Acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with those of the Company, the diversion of the management's attention from other aspects of the Company's business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience and the potential loss of key employees of the acquired business. The acquisition of another business can also subject the Company to liabilities and claims arising out of such business. As a general rule, the Company will publicly announce acquisitions only after a definitive agreement has been signed.

        The Company has faced all of these challenges with its acquisitions, in particular its acquisition of Prolab in October 1999. In 2001, the Company recorded a charge of $20 million as a result of the impairment of Prolab. While the Company continues to believe that the Prolab business is an important part of the Company's product mix, there can be no guarantee that Prolab sales will increase or increase at satisfactory rates.

        Current accounting practices requires the Company to continually evaluate goodwill for impairment on at least an annual basis. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill not be amortized. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. Beginning in 2002, goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No.142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first step of the impairment test, and determined that the there was no impairment of the Prolab segment, but that there was potential impairment of the Natrol segment. The Company performed the second step as of December 31, 2002 for the Natrol segment and determined that its goodwill balance of $10,958,000 was impaired. The impairment loss was recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the year ended December 31, 2002.

        When factors indicate that the amount allocable to the Company's intangible assets should be evaluated for possible impairment, the Company may be required to further reduce the carrying value of such assets. Any future determination requiring the write-off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's business, financial condition and operating results.

        Regardless of the potential problems surrounding a potential acquisition, the Company regularly evaluates potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions.

        Absence of Conclusive Clinical Studies.    Although many of the ingredients in the Company's products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of the Company's products contain ingredients with more recent history of use and effects. Accordingly, the Company's products, even when used as directed, are evaluated to identify any harmful side effects. Any such unintended and unconnected effects may result in adverse publicity or product liability claims which could have a material adverse effect on the Company's business, financial condition and results of operations.

        Risks Associated with Supply of Raw Materials.    The Company obtains all of its raw materials for the manufacture of its products from third-party suppliers. Many of the raw materials used in the Company's products are harvested internationally. With the exception of bulk garlic, the Company does not have contracts with any suppliers committing such suppliers to provide the materials required for the production of its products. In the last few years, natural vitamin E, beta carotene and Melatonin have had significant price fluctuations as a result of short supply and/ or increases in demand. The Company has experienced occasional shortages of raw materials for a limited number of its products. There can be no assurance that suppliers, including suppliers of bulk garlic and Ester-C®, will provide the raw materials needed by the Company in the quantities requested or at a price the Company is willing pay. Because the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events. During 1999, BVP, the Company's supplier of bulk garlic at that time, experienced work stoppages due to a strike as well as supply problems due to a poor harvest of garlic bulbs. With respect to products that are sold by the Company under the supplier's trademark, such as Ester-C®, the Company is limited to that single supplier as a source of raw material for that product. As a result, any shortage of raw materials from that supplier would adversely affect the Company's ability to manufacture that product. Price increases from such suppliers would directly affect the Company's profitability should the Company be unable to pass such price increases on to its direct customers. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company purchases goods from a variety of vendors, two vendors each accounted for more than 10% of the Company's purchases of raw material in 2002. The loss of either one of these vendors could have a material impact on the Company's ability to source raw material and manufacture finished product associated with the raw materials supplied by these vendors. The result could be a material and adverse effect on the Company's profitability.

        Sales and Earnings Volatility.    The Company's sales and earnings continue to be subject to volatility based upon, among other things: (i) trends and general conditions in the dietary supplement industry and the ability of the Company to recognize such trends and effectively introduce and market new products in response to such trends; (ii) the introduction of new products by the Company or its competitors; (iii) the loss of one or more significant customers; (iv) increased media attention on the use and efficacy of dietary supplements; (v) consumers' perceptions of the products and operations of the Company or its competitors; (vi) the availability of raw materials from suppliers; and, (vii) the Company's ability to accurately predict inventory needs so that it does not overstock items which eventually must be written off due to low demand, or, that it fails to stock enough of an item so that sales are not lost due to lack of supply. Sales and earnings volatility as a result of the foregoing factors may affect the Company's operating results from period to period which may adversely affect the market price of the Common Stock.

        Possible Volatility of Stock Price.    There can be no assurance that an active market in the Company's stock will be sustained. The trading price of the Common Stock has historically been subject to wide fluctuations and daily trading volume is currently relatively low.

        The price of the Common Stock may fluctuate in the future in response to quarter-to-quarter variations in the Company's operating results, material announcements by the Company or its competitors, governmental regulatory action, conditions in the dietary supplement industry, or other events or factors, many of which are beyond the Company's control. In addition, the stock market has historically experienced significant price and volume fluctuations which have particularly affected the market prices of many dietary supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of such companies. In particular, the stock market has experienced a significant downward trend in recent times due to many factors including economic trends, trends in certain market sectors such as the high-tech sector and uncertainty regarding future events in world news. In addition, the Company's operating results in future quarters may be below the expectations of securities analysts and investors. In such event, the price of the Common Stock would likely decline, perhaps substantially.

        Risks Associated with Manufacturing.    The Company's results of operations are dependent upon the continued operation of its manufacturing facility in Chatsworth, California, at its current levels. The operation of dietary supplement manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural and other disasters, and the need to comply with the requirements of directives of government agencies, including the FDA. In particular, the Company's manufacturing facility is located in southern California, a geographic area that has historically been prone to earthquakes, which in some cases have been catastrophic. Prior to the Company's build-out of the building in which its manufacturing facility is located, the building was severely damaged in a major earthquake on January 17, 1994, the epicenter of which was within five miles of the building. Although the building was rebuilt with an enhanced ability to withstand earthquakes and conforms to current local and state code requirements, the Company's manufacturing facility could be damaged or destroyed in the event of an earthquake. Any such damage or destruction would have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not carry earthquake insurance on its facilities. In addition, the Company's softgel and liquid products, the Laci Le Beau tea products as well as all of Prolab's non-tablet and capsule products which make up a majority of Prolab's business are manufactured by third party contractors. The Company's profit margins on these products and its ability to deliver these products on a timely basis are dependent upon the ability of the outside manufacturers to continue to supply products that meet the Company's quality standards in a timely and cost-efficient manner. The occurrence of any of the foregoing or other material operational problems could have a material adverse effect on the Company's business, financial condition and results of operations during the period of such operational difficulties.

        Reliance on Independent Brokers.    The Company places significant reliance on a network of independent brokers to act as its first-line sales force to mass-market retailers. Although the Company employs management personnel, including regional sales managers, to closely monitor the brokers, such brokers are not employed or otherwise controlled by the Company and are generally free to conduct their business at their own discretion. Although these brokers enter into contracts with the Company, such contracts typically can be terminated upon 30 days notice by the Company or the independent broker.

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

        Risk Associated with Large Controlling Shareholders.    Natrol's public float is relatively small, consisting of less than 40% of the Company's issued shares. More than 60% of the Company's stock is owned by three large shareholders. The decision by any one of these shareholders to sell their interest in the Company could materially and adversely affect the Company's share price.

        Risk Associated with National Trends.    Natrol sells its products nationally in several channels of distribution. As such, the Company is not immune from trends in the national economy. Negative employment or other economic trends directly affects the average consumer's purchasing ability which in turn can affect Natrol sales. Uncertainty due to the world events such as the war in the Middle East can affect the general willingness of consumers to spend on any item, including Natrol products, that the consumer may not feel is essential.

        Continued Acceptance of Natrol Products.    The Company works assiduously to continually burnish the brand image of its products. Even so, negative events, negative publicity about supplements in particular or in general, and other factors could lead to a future lack of acceptance of the Company's products. Such events or publicity may not be related to the Company itself. Even so such events or other factors could reduce demand for Natrol products.

        Availability of Capital.    Natrol's debt is currently limited to mortgage debt associated with its property. Should the Company need to borrow, the cost of capital may be high. Traditional debt financing may be unavailable and the Company may have to seek alternative sources of financing, including the issuance of new shares of stock or preferential stock that could dilute current shareholders.

        Risk of Litigations from Private Attorneys General.    Advertising and labeling for dietary supplements and conventional foods are, in addition to the federal government, regulated by state and local authorities. Some states also permit these laws to be enforced by Private Attorneys General. These Private Attorneys Generals may seek relief for consumers, seek class action certifications, seek class wide damages and product recalls of products sold by the Company. In the ordinary course of business, the Company is named as a defendant in these types of Private Attorneys General Actions along with other vitamin and supplement companies. Until the courts rule that laws have been violated, that the actions can proceed as Private Attorneys General Class Actions and that the cognizable injury has occurred, the Company does not believe such actions will have any material impact on its operations. There can be no assurance that state and local authorities will not commence regulatory action which could restrict the permissible scope of the Company's product claims or sales.

        Investment in New Ventures.    During 2002, Natrol invested more than $1 million to establish its new multi-level marketing company, Annasa. There is no guarantee that this investment will prove to be profitable. Moreover, the Company intends to invest additional capital into Annasa during 2003 and cash flow break even is not anticipated until 2004. The Company expenses all of its investment in Annasa as the investment is made which has the effect of lowering consolidated earnings and earnings per share.

ITEM 2.    PROPERTIES

        The Company owns its 90,000 square foot manufacturing, distribution and office facility in Chatsworth, California. The Company has occupied this facility since March 1997. The facility was designed and constructed to the Company's specifications and includes areas for receiving, quarantine of new materials, manufacture, quality control and laboratory activities, research and development, packaging, warehousing and administrative offices.

        The Company also owns its 132,000 square foot warehouse facility. This facility is located within one-quarter mile of the Company's headquarters facility. The Company leases 52,000 sq. ft. of this space to a third party. The Company also owns a 25,000 sq. ft. light manufacturing and warehouse facility which houses its Prolab operations in Bloomfield, Connecticut.

ITEM 3.    LEGAL MATTERS

        From time to time the Company is subject to litigation incidental to its business, including product liability claims, Private Attorneys General Actions and Class actions. Such claims, if successful, could exceed applicable insurance coverage.

        The Company is not currently a party to any material legal proceedings.

PART II

        See Part III, Item 12, for a description of securities authorized for issuance under the Company's equity compensation plans.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

        The Common Stock of the Company is traded on the NASDAQ National Market under the symbol "NTOL." On March 14, 2003, the last reported sales price of the Company's Common Stock as reported on the NASDAQ National Market was $1.12. As of March 14, 2003 there were 29 holders of record of the Company's Common Stock.

        The high and low sales closing prices for the Common Stock as reported by the NASDAQ National Market for the years ended December 31, 2002 and 2001 are set below:

	Fiscal year ended December 31, 2002
	High	Low
Quarter ended March 31, 2002	$2.70	$1.37
Quarter ended June 30, 2002	1.75	1.26
Quarter ended September 30, 2002	1.80	1.07
Quarter ended December 31, 2002	1.65	.96
	Fiscal year ended December 31, 2001
	High	Low
Quarter ended March 31, 2001	$2.13	$1.31
Quarter ended June 30, 2001	2.35	1.25
Quarter ended September 30, 2001	4.20	2.14
Quarter ended December 31, 2001	3.40	2.35

DIVIDEND POLICY

        The Company currently intends to retain earnings to finance its operations and future growth and does not anticipate paying dividends on its Common Stock in the foreseeable future. Under Delaware law, the Company is permitted to pay dividends only out of its surplus, or, if there is no surplus, out of its net profits.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data is derived from the audited consolidated financial statements of Natrol and its subsidiaries. The data set forth below should be read in conjunction with

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto included herein.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands except per share data)
Consolidated Statements of Operations Data:
Net sales(1)	$70,331	$71,821	$77,561	$79,994	$67,321
Cost of goods sold	41,727	42,989	50,334	39,841	32,012

Gross profit	28,604	28,832	27,227	40,153	35,309

Selling and marketing expenses	17,420	18,103	23,263	17,372	16,871
General and administrative expenses	9,407	9,746	10,318	8,499	6,513
Impairment of goodwill		20,000

Total operating expenses	26,827	47,849	33,581	25,871	23,384

Operating income(loss)	1,777	(19,017)	(6,354)	14,282	11,925
Interest income (expense), net	(644)	(736)	(1,231)	538	197

Income (loss) before income tax provision	1,133	(19,753)	(7,585)	14,820	12,122
Income tax provision (benefit)	440	587	(2,369)	5,632	4,606

Income (loss) before cumulative effect of accounting change	693	(20,340)	(5,216)	9,188	7,516
Cumulative effect of change in accounting principle	(6,819)

Net income (loss)	$(6,126)	$(20,340)	$(5,216)	$9,188	$7,516

Income (loss) per share:
Basic income (loss) before cumulative effect of accounting change	$0.05	$(1.59)	$(0.39)	$0.69	$0.76
Diluted income (loss) before cumulative effect of accounting change	$0.05	$(1.59)	$(0.39)	$0.67	$0.63
Basic earnings (loss) per share	$(0.48)	$(1.59)	$(0.39)	$0.69	$0.76
Diluted earnings (loss) per share	$(0.48)	$(1.59)	$(0.39)	$0.67	$0.63
Weighted average shares outstanding—basic	12,852	12,783	13,237	13,325	9,854
Weighted average shares outstanding—diluted	12,852	12,783	13,237	13,638	11,891
	December 31,
	2002	2001	2000	1999	1998
	(in thousands except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,077	$5,485	$4,004	$485	$559
Marketable securities					19,011
Working capital	18,701	18,190	15,399	19,627	35,673
Total assets	53,381	59,357	87,921	92,596	68,708
Long-term debt, less current maturities	7,778	8,083	8,369	8,700
Total stockholders' equity (deficit)	36,651	42,640	62,892	69,986	59,641

(1)
In November 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This new guidance provides that consideration from a vendor to a reseller is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. On

  January 1, 2002, the Company adopted EITF Issue No. 01-09 and reclassified incentives paid to resellers of $4,340 in 2001 and $9,528 in 2000, previously reported as a component of selling and marketing expenses, as a reduction in net sales and selling and marketing expenses. The net changes in 2000, 1999, and 1998 were $9.5 million, $1.6 million and $886,000 respectively.

(2)
In 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." In connection with the adoption of SFAS No. 142, the Company recorded an impairment loss on the goodwill of its Natrol reporting unit. The impairment loss was recorded as a cumulative effect of a change in accounting principle (net of an income tax benefit of $4,139) in the consolidated statement of operations for the year ended December 31, 2002.

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

OVERVIEW

        Natrol, Inc. and subsidiaries (collectively, the "Company") manufactures and markets branded, high-quality dietary supplement products, including vitamins, minerals, hormonal supplements, herbal products, specialty combination formulations and sports nutrition supplements, through its three operating segments. The segments include: the Natrol operating segment, which manufactures and markets Natrol and Laci Le Beau branded products, and which, under the EPI name, contract manufactures products and sells raw material ingredients; Prolab Nutrition, Inc. ("Prolab"), which develops, manufactures and markets sports nutrition products; and Annasa, Inc. ("Annasa"), which was established in 2002, to develop a direct-to-consumer multi-level marketing business.

        The Company sells its core products under the Natrol brand name through multiple distribution channels throughout the United States, including domestic health food stores and mass-market drug, retail and grocery store chains. In addition to the core brand, Natrol sells herbal teas under the Laci Le Beau brand name within the same channels of trade as the Natrol core brand.

        The Company markets sports nutrition products under the Prolab brand name. Prolab products are sold primarily in health clubs and gyms as well as the health food store channel of trade and internationally in select countries through international distributors.

        During 2002, the Company launched a multi-level marketing company using the Annasa brand name. Annasa, was in the development stage during 2002, with approximately $44,000 in revenue. The full launch of Annasa commenced in January 2003. The Company expects to continue to invest in Annasa during 2003 and does not expect Annasa to reach cash flow break even until 2004. The Company expects to incur an additional $1-to-$2 million in expenses before Annasa reaches cash flow break even.

        Natrol products are sold in most mass-market chain drug retail outlets such as Walgreens, Rite Aid, Walmart, Eckerd, CVS, most health food stores including Whole Foods Markets, Vitamin Cottage, Hi Health and Wild Oats and, to a more limited degree, grocery stores such as Kroger and Ralphs.

        The Company was not able to grow its business during 2002. In past years, Natrol's growth was supported by increased penetration into its core mass-market and health food channels of trade as well as by new product introduction. During 2002, the Company was not able to increase its overall presence within these channels of trade. Faced with increased competition from other vendors and private label "house" brands which have been strongly supported by the Company's largest mass-market customers, the Company, in a number of instances, intentionally reduced the number of items on the shelves of its customers, deleting slow moving and unprofitable items. The Company did so to improve the overall profitability of the Natrol brand. After careful analysis, the Company determined that within the mass-market channel of trade, it is often unprofitable to sell secondary and tertiary items (i.e., items without a large following) as the mass market retailers often promote their own private label products to meet the needs of consumers for these types of products. Profitability in the mass market channel is also affected because of the large amount of returns of slow moving items. When such products are returned the products generally have limited, if any, value because such products generally have little remaining shelf life.

        Product returns are a recurring part of the Company's business. Products may be returned for various reasons including expiration dates or lack of sufficient sales velocity. During 2002, returns and reimbursements for damages and outdated products amounted to 8.7% of gross sales, a significant decrease from 2001, when returns represented approximately 14.5% of gross sales. The Company is continuing to work to reduce the volume of returns through better management of its SKU count at retail establishments and through more effective use of sales and marketing programs. Even so, there is no guarantee that future returns will not increase to, or exceed, the levels experienced in 2001. Furthermore, the possibility exists that should the Company lose a major account, the Company may be forced to accept a substantial amount of returns.

        Information Resources, Inc. ("IRI") tracks sales data within the food, drug, and mass-market channels of distribution. For the 52 weeks ending March 3, 2003, vitamin, mineral and supplement sales in these channels of distribution rose 0.2% when compared to the same period a year earlier. However unit sales were down 1.2%. These trends have adversely affected Natrol's business and results of operations in 2002 and 2001.

        Private label business has been a significant growth element within the VMHS industry. The growth of private label sales impacts the sales of branded products such as those distributed by Natrol. As noted above, private label sales are, to an ever greater degree, being emphasized by large mass-market retailers. As such, the growth of brands such as Natrol, Laci Le Beau, and Prolab within food, drug, and general mass-market merchants remains both highly competitive and uncertain.

CRITICAL ACCOUNTING POLICIES

        The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America, which requires the Company to make certain estimates and assumptions affecting the reported amounts in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

        Revenue Recognition.    The Company sells its products to retail outlets through a direct sales force and a national distributor network. The Company recognizes revenue from sales only after product is shipped. Net sales represent product shipped less returns, estimates for future returns, spoilage allowances, allowances for product deemed to be unsaleable by customers, free goods shipped to customers for promotional or other purposes and slotting fees. Estimates and allowances are based upon known claims and an estimate of additional returns.

        Our recognition of revenue from sales to distributors and retailers is impacted by agreements we have giving them rights to return damaged and outdated products as well as the fact that as a practical business matter, the Company and its customers are constantly working to ensure the profitability of its sets within retailers by rotating slow moving items out of stores and replacing these products with what the Company and the retailer expect will be more profitable, faster selling items. The Company's obligation to accept returns of slow moving items may or may not be contractually bound.

        The Company constantly monitors its historical patterns of returns from customers as well as current and ongoing sales to customers and, when information is available, consumer purchases of the Company's products from the Company's customers. When historical trends with respect to customer returns are quantifiable, the Company will create an allowance for future returns at the time sales are made. Should the Company determine that a particular product is slow moving and will eventually result in significant returns, it will provide for those returns at the time such an assessment is made.

        In recent years, as a result of a combination of the factors described above, we have materially reduced our gross sales to reflect our estimated returns. It is also possible that returns could increase rapidly and significantly in the future. Accordingly, estimating product returns requires significant management judgment. In addition, different return estimates that we reasonably could have used would have had a material impact on our reported sales and thus have had a material impact on the presentation of our results of operations. For those reasons, we believe that the accounting estimate related to product returns is a "critical accounting estimate." Our estimate of product returns is a critical accounting estimate for both of our current operating segments.

        In preparing our financial statements, the total amount from returns and damages and outdates in 2002, 2001, and 2000, respectively was $6.7 million, $12.5 million, and $4.0 million. Our estimate for returns at December 31, 2002 was $69,000 greater than our estimate at December 31, 2001 and $907,000 greater than our estimate at December 31, 2000.

        Impairment of Goodwill.    The determination as to whether goodwill is impaired requires a great deal of judgment. Prior to January 1, 2002, the Company evaluated goodwill for impairment whenever events or changes in circumstances indicated that the carrying value may not be recoverable. In 2001, the Company determined that it was appropriate to write down $20 million of goodwill associated with its Prolab reporting unit. The Company focused on Prolab's declining sales volume, issues surrounding Prolab's ephedrine-based products, the sports nutrition market as a whole, and undiscounted cash flows. Based on all of these considerations, the Company deemed that in accordance with the then current accounting rules, a $20 million write down of goodwill was appropriate.

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill not be amortized. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. Beginning in 2002, goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No.142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first step of the impairment test, and determined that the there was no impairment of the Prolab segment, but that there was potential impairment of the Natrol segment. The Company performed the second step as of January 1, 2002 for the Natrol segment and determined that its goodwill balance of $10,958,000 was impaired. The impairment loss was recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the year ended December 31, 2002.

        The remaining goodwill balance at December 31, 2002 was $4,026,000 and related entirely to Prolab. In accordance with the provisions of SFAS No. 142, the Company will, at a minimum, perform an annual impairment review of the goodwill of the Prolab reporting unit.

        Income Taxes.    Deferred income tax assets have been established for future tax benefits related to deductible goodwill for which the Company has recorded an impairment charge. The benefit of which, was approximately $4.1 million. Realization of this benefit is dependent on generating sufficient taxable income in future periods. Although it is not assured, management believes it is more likely than not that the carrying value of this benefit will be realized. The amount of the benefit that is considered realizable, however, could change if estimates of future taxable income are adjusted in future periods.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Net Sales.    Net sales in 2002 decreased 2.1%, or $1.5 million, to $70.3 million from $71.8 million in 2001. Net sales in both years were adversely affected by a high level of product returns. The level of returns was approximately 8.7.% of gross sales in 2002 and 14.5% of gross sales in 2001. During 2002, the Company worked to "rationalize" its product offerings in the mass-market channel of trade where returns are most likely to occur. During 2001 it became apparent to the Company that sales of secondary and tertiary items were not sufficient to prevent significant product returns. This rationalization process directly resulted in lower net revenue since the Company stopped selling many secondary and tertiary items within mass-market accounts, instead limiting the sale of these items to specialty stores where the volume of sales was sufficient to prevent a large volume of returns. As a result of this rationalization process, the level of returns was reduced substantially from that experienced in 2001.

        The Company had no products greater than 10% of gross sales in 2002. The Company's gross sales of the MSM-line of joint care products comprised 10.1% in 2001. One customer, Walmart, accounted for 12.3% of the Company's net sales in 2002. No one customer accounted for more than 10% of net sales in 2001. The Company's top 10 customers accounted for approximately 44% of the Company's net sales in 2002.

        Gross Profit.    Gross profit decreased less than 1% or $228,000, to $28.6 million, in 2002 as compared to $28.8 million in 2001. Gross margin increased to 40.7% in 2002 from 40.1% in 2001. The increase was mainly due to a change in the product mix.

        Selling and Marketing Expenses.    Selling and marketing expenses decreased 3.8%, or $683,000, to $17.4 million in 2002 from $18.1 million in 2001. As a percentage of net sales, selling and marketing expenses decreased to 24.8% in 2002 from 25.2% of net sales in 2001. Approximately $500,000 of the Company's selling and marketing expenses were due to the Company's investment in its new multi-level marketing subsidiary, Annasa. Had this investment not occurred, selling and marketing expenses in 2002 would have been reduced to $16.9 million or 24.0% of net sales. This reduction is primarily due to a decrease in the number of promotions and advertisements run during the year. The Company's selling and marketing expenses consist primarily of payroll and advertising in traditional media as well as the promotion of its products through targeted and sampling programs created with individual retailers.

        General and Administrative Expenses.    General and administrative expenses decreased 3.5% or $339,000 in 2002 from $9.7 million in 2001 to $9.4 million in 2002. However, consistent with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company did not amortize goodwill in 2002. In 2001, the Company incurred $2.3 million of amortization expense related to goodwill, which was included as a component of general and administrative expenses ("G&A expenses"). In 2002, there were approximately $600,000 of G&A expenses attributable to the launch of Annasa. No such expenses were incurred in 2001. Taking these factors into consideration, G&A expenses rose $1.4 million when compared to 2001. A majority, or $800,000 of the increase was due to legal expenses which increased largely due to the successful defense of label claims and a California

Proposition 65 matter which the Company is resolving. Depreciation increased approximately $96,000 when compared to 2001. During 2002, the Company invested approximately $1.4 million in a new SAP software system as well as new servers and other peripheral equipment to run the software. SAP is an integrated manufacturing, accounting, and management system. The SAP system was put into service in November 2002. General business and product liability insurance expenses also rose $115,000 in 2002. The Company experienced a increase in the price of insurance in November 2002 as it sought to renew its policies. The price of certain types of insurance rose nearly five-fold while the amount of coverage offered within the policies was reduced sharply. It is estimated that the cost of general business, directors & officers' liability, property and product liability insurance will increase approximately $1 million in 2003 from the expense incurred in 2002. The remaining increase in G&A expenses in 2002 over 2001 was due to general increases in payroll and the other expenses of maintaining the Company's business.

        Impairment of Goodwill.    In 2001, the Company determined that it was appropriate to write down $20 million of goodwill associated with its Prolab reporting unit. The Company focused on Prolab's declining sales volume, issues surrounding Prolab's ephedrine-based products, the sports nutrition market as a whole, and undiscounted cash flows. Based on all of these considerations, the Company deemed that in accordance with the then current accounting rules, a $20 million write down of goodwill was appropriate.

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill not be amortized. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. Beginning in 2002, goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No.142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first step of the impairment test, and determined that the there was no impairment of the Prolab segment, but that there was potential impairment of the Natrol segment. The Company performed the second step as of January 1, 2002 for the Natrol segment and determined that its goodwill balance of $10,958,000 was impaired. The impairment loss was recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the year ended December 31, 2002.

        Interest Income (Expense), net.    Interest expense in 2002 was $731,000 versus interest expense of $885,000 in 2001. Interest income in 2002 was $87,000 versus $149,000 in 2001. Interest expense decreased in 2002 as the Company had less debt outstanding. In addition to the debt on its property, during part of 2001, the Company also paid interest on outstanding borrowings related to its line of credit.

        Income Tax Provision (Benefit).    Income tax expense was $440,000 in 2002, and the effective income tax rate was approximately 39%. In addition, the Company recorded an income tax benefit of $4,139,000 related to the cumulative effect of the change in an accounting principle (adoption of SFAS No. 142, "Goodwill and Other Intangible Assets"). Although the Company had a pretax loss of $20,340,000 in 2001, income tax expense was $587,000, as the loss included a charge of $20 million related to non-deductible goodwill.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Net Sales.    Net sales in 2001 decreased 7.4%, or $5.7 million, to $71.8 million from $77.5 million in 2000. Net sales in both years were adversely affected by a high level of product returns. The level of returns was approximately 14.5% of gross sales in 2001 and 4.3% of gross sales in 2000. The Company believes these high rates of returns were caused by negative industry trends which caused retailers to decrease warehouse stocking levels and in some cases to reduce the amount of shelf space devoted to vitamins as well as to the failure of certain products introduced during 1998 and 1999 to gain popularity with consumers. In addition, the Company believes that, within the mass-market channel of distribution, there was not enough demand for many of the Company's secondary and tertiary products. This lack of demand when combined with the Company's expanded number of products carried by its mass-market customers in 1998 and 1999, caused the level of returns to increase substantially in 2001 and 2000.

        Only one line of products, the MSM-line of joint care products, accounted for more than 10% of the Company's gross sales in 2001 and 2000 and no customer accounted for more than 10% of sales, although the Company's top ten customers accounted for approximately 42% of gross revenue.

        Gross Profit.    Gross profit increased 5.9%, or $1,605,000 to $28.8 million in 2001 as compared to $27.2 million in 2000. Gross margin increased to 40.1% in 2001 from 35.1% in 2000. The increase was mainly due to product mix, with an emphasis on selling products that had higher margins, and an effort to control discounting of product.

        Selling and Marketing Expenses.    Selling and marketing expenses decreased 22.3%, or $5.2 million, to $18.1 million in 2001 from $23.3 million in 2000. As a percentage of net sales, selling and marketing expenses decreased to 25.2% in 2001 from 30.0% in 2000, which was the highest in the Company's history. After experiencing the highest selling and marketing expenses in its history in 2000, the Company focused on reducing these expenditures in 2001. Advertising expenditures were reduced sharply. Even so, the Company was forced to spend heavily on various promotions in order to support sales in a declining market.

        General and Administrative Expenses.    General and administrative expenses decreased 5.5% or $572,000, to $9.7 million in 2001 from $10.3 million in 2000. As a percentage of net sales, general and administrative expenses were13.6% in 2001 and 13.3% in 2000.

        Impairment of Goodwill.    In 2001, the Company determined that it was appropriate to write down $20 million of goodwill associated with its Prolab reporting unit. The Company focused on Prolab's declining sales volume, issues surrounding Prolab's ephedrine-based products, the sports nutrition market as a whole, and undiscounted cash flows. Based on all of these considerations, the Company deemed that in accordance with the then current accounting rules, a $20 million write down of goodwill was appropriate.

        Interest Income (Expense), net.    Net interest expense for 2001 was $736,000 versus $1.2 million in 2000. Interest expense decreased in 2001 as the Company repaid its line of credit early in the year. A substantial portion of the interest expense during 2000 stemmed from the Company's borrowings under its line of credit, which had an average outstanding balance of $7.5 million for the year ended December 31, 2000.

        Income Tax Provision (Benefit).    The Company income tax expense $587,000 in 2001. The impairment of goodwill of $20 million related to its Prolab acquisition was not tax deductible in 2001. In 2000, the Company recorded an income tax benefit of $2.4 million related to its pre-tax loss of $7.6 million.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2002, the Company had working capital of $18.7 million, as compared to $18.2 million in working capital at December 31, 2001. The increase was primarily due to a net increase in trade payables and other short-term liabilities offset by a decrease in receivables, inventory and prepaid expenses.

        Net cash provided in operating activities was $6.2 million for the year ended December 31, 2002 versus net cash provided of $10.3 million in 2001 and net cash used of $177,000 in 2000. The increase in net cash provided by operating activities in 2002 was due to income before cumulative effect of a change in accounting principle of $693,000, depreciation and amortization and other non-cash items of $2.4 million, the reduction of inventory of $1,074,000, a reduction of income tax receivable and the buildup of income taxes payable of $1.6 million and a net increase in other operating assets and liabilities excluding income taxes of $714,000.

        In 2001, cash flows from operations was $10.3 million. Although the Company incurred a net loss was $20.3 million, $20 million related to the write down of goodwill (a non-cash expense), associated with its 1999 acquisition of Prolab. In total, cash flows from the net loss adjusted for depreciation and amortization, impairment charges and other non-cash items was $3.6 million. In addition, changes in operating assets and liabilities provided $6.8 million. The significant elements in net cash used in changes in operating assets and liabilities included a $2.5 decrease in inventory, a $2.4 million decrease in accounts receivable and a $2.7 million decrease in income tax receivables. Offsetting these items, was a net increase in prepaid expenses of $1.0 million and a decrease of payables and accrued liabilities of $229,000.

        At December 31, 2002, the Company's days sales outstanding in its trade receivable was approximately 35 days versus 33 days in 2001 and 40 days in 2000.

        Net cash used in investing activities was $1.5 million in 2002 versus $368,000 in 2001 and $562,000 in 2000.

        All of the cash used for investing activities in 2002, 2001 and 2000 was for the acquisition of property, plant and equipment. Substantially all of the investment in 2002 related to the installation of a new integrated SAP software system and related computer equipment to manage the Company's business.

        Net cash used by financing activities was $161,000 in 2002 and $8.5 million for the year ended December 31, 2001 as opposed to net cash provided by financing activities of $4.3 million in 2000.

        During 2002, the Company reduced its debt by $281,000. This use of cash was offset by $120,000 raised through the exercise of employee stock options or the sale of stock to employees through the Company's Employee Stock Purchase Program. Of the net cash used in financing activities in 2001, $8.3 million was used to pay down the Company's line of credit and $265,000 was used to reduce the Company's long-term mortgage borrowings.

        As of December 31, 2002, the Company had $8.1 million in outstanding debt versus $8.4 million of outstanding debt and the end of 2001. All of the debt in both years is related to a mortgage on the Company's manufacturing/headquarters facility and a mortgage on the Company's shipping facility.

        The Company's cash balance at the close of 2002 was approximately $10.1 million. The Company believes that its year end cash balance together with cash generated from operations will be sufficient to fund its anticipated working capital needs and planned capital expenditures for at least the next 12 months.

        The Company currently has no outstanding debt on its books other than the mortgage debt on its properties. There is no guarantee that, should the Company need additional capital, that financial institutions will be willing to provide capital to the Company. However, given the strength of the Company's balance sheet, the Company's historical cash flows, and the large number of unencumbered assets in its possession, the Company believes that it can obtain sufficient financing to maintain its operations from either traditional or alternative financial institutions should that be necessary.

        In providing the Company with additional funds, potential lenders may seek to institute covenants restricting the Company from certain activities and if the Company deems it necessary to borrow funds with these restrictions in place, it may find that its ability to compete effectively in its market sector is hindered.

        In order to meet its long-term liquidity needs or consummate future acquisitions or to continue funding its launch of Annasa, the Company may be required to incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue new acquisitions and could negatively affect its operations in future periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board ("FASB") approved two new statements: SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. Beginning in 2002, goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first step of the impairment test, and determined that the there was no impairment of the Prolab segment, but that there was potential impairment of the Natrol segment. The Company performed the second step as of December 31, 2002 for the Natrol segment and determined that its goodwill balance of $10,958,000 was impaired. The impairment loss was recorded as a cumulative effect of accounting change in the accompanying consolidated statement of operations for the year ended December 31, 2002. The changes in the carrying value of goodwill for the years ended December 31, 2002 and 2001 are as follows:

	Natrol		Prolab	Total
	(In thousands)
Balance as of January 1, 2001		$11,898	$25,366	$37,264
Impairment loss			(20,000)	$(20,000)
Amortization expense		(940)	(1,340)	(2,280)

Balance at December 31, 2001		10,958	4,026	14,984
Cumulative effect of a change in accounting principle		(10,958)		(10,958)

Balance at December 31, 2002	$		$4,026	$4,026

        In accordance with the adoption of SFAS No. 142, on January 1, 2002, the Company no longer amortizes goodwill. The following table reconciles net loss and loss per share as reported for the years ended December 31, 2002, 2001 and 2000, respectively, to net loss and loss per share, as adjusted to exclude goodwill amortization.

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
Reported income (loss) before cumulative effect of accounting change	$693	$(20,340)	$(5,216)
Add back: goodwill amortization		1,420	1,420

As Adjusted	$693	$(18,920)	$(3,796)

Reported net loss	(6,126)	(20,340)	(5,216)
Add back: Goodwill amortization		1,420	1,420

As adjusted	(6,126)	(18,920)	(3,796)

Basic and diluted loss per share:
Reported income (loss) before cumulative effect of accounting change	$0.05	$(1.59)	$(0.39)
Goodwill amortization		0.11	0.11

As adjusted	$0.05	$(1.48)	$(0.28)

Reported net loss	$(0.48)	$(1.59)	$(0.39)
Goodwill amortization		0.11	0.11

As Adjusted	$(0.48)	$(1.48)	$(0.28)

        In November 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This new guidance provides that consideration from a vendor to a reseller is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. On January 1, 2002, the Company adopted EITF Issue No. 01-09 and reclassified incentives paid to resellers of $4,340 in 2001 and $9,528 in 2000, previously reported as a component of selling and marketing expenses, as a reduction in net sales and selling and marketing expenses.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sales. The Company adopted SFAS No. 144 effective January 1, 2002.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred. The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on the financial statements, as there are no exit or disposal activities currently or planned.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This statement amends SFAS No. 123, to provide alternative methods of voluntary transition to change to the fair value based method of accounting for stock-based employee compensation. Additionally, this statement amends disclosure requirements of accounting for stock-based employee compensation and the effect of the method used on reporting results. As of December 31, 2002, the Company has adopted the new disclosure requirements of SFAS No. 148.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        The following table discloses the Company's obligations and commitments to make future payments under contractual obligations at December 31, 2002 (Amounts in thousands).

	Payment Due by Period
	Total	Less than 1 Year	1–3 Years	4–5 Years	Thereafter
Note Payable	$8,079	$301	$678	$796	$6,304
Leases	364	158	185	21	—

Total	$8,443	$459	$863	$817	$6,304

IMPACT OF INFLATION

        Generally, inflation has not had a material impact on the Company's historical operations or profitability.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company's exposure to market risks is limited to interest rate risks. The risks related to foreign currency exchange rates are immaterial and the Company does not use derivative financial instruments.

        If the Company seeks financing or borrows other funds, it may be subject to interest rate market risk associated with a variable rate line of credit or fixed rate long-term debt. Even so, the Company does not believe the risk associated with such borrowing is significant. Additionally, the Company does not believe that the risk is significant for its long-term debt due to the low fixed rates and relative insignificance of the fixed long-term debt to the Company's consolidated balance sheet. The Company's long-term debt is comprised of fixed rate notes collateralized by the Company's facilities. The table below presents principal cash flows and related interest rates by fiscal year of maturity.

	Expected Year of Maturity
								Fair Value December 31, 2002(1)
	2003	2004	2005	2006	2007	Thereafter	Total
Notes payable(2)	$301	$325	$353	$382	$414	$6,304	$8,079	$9,584

(1)
The Company's estimate of the fair value of its notes payable was based on an analysis of current market interest rates.

(2)
The weighted average interest rate for all years presented is 8.0%.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Natrol, Inc.
Chatsworth, California

        We have audited the accompanying consolidated balance sheet of Natrol, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002 listed at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

Los Angeles, California
April 10, 2003

Report of Independent Auditors

The Board of Directors
Natrol, Inc.

        We have audited the accompanying consolidated balance sheet of Natrol, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed at the index in Item 15(a) as of and for each of the years ended December 31, 2001 and 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Natrol, Inc. and subsidiaries at December 31, 2001 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein as of and for each of the years ended December 31, 2001 and 2000.

March 1, 2002
Woodland Hills, California

Natrol, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$10,077	$5,485
Accounts receivable, net of allowances of $409 and $363 at December 31, 2002 and 2001, respectively	6,790	6,787
Inventory	8,669	9,743
Income taxes receivable		1,408
Deferred income taxes	665	1,324
Prepaid expenses and other current assets	1,452	1,826

Total current assets	27,653	26,573

Property and equipment:
Building and improvements	15,607	15,625
Machinery and equipment	5,067	5,708
Furniture and office equipment	3,003	2,019

	23,677	23,352
Accumulated depreciation and amortization	(5,867)	(5,606)

	17,810	17,746

Deferred income taxes, noncurrent	3,853
Goodwill, net of accumulated amortization and impairment charge of $37,381 and $26,423 at December 31, 2002 and 2001, respectively	4,026	14,984
Other assets	39	54

Total assets	$53,381	$59,357

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,395	$3,373
Accrued expenses	3,358	4,240
Accrued payroll and related liabilities	693	493
Income taxes payable	205
Current portion of long-term debt	301	277

Total current liabilities	8,952	8,383

Deferred income taxes, noncurrent		251
Long-term debt, less current portion	7,778	8,083
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value of $0.01 per share:
Authorized shares—2,000,000
Issued and outstanding shares—none
Common stock, par value of $0.01 per share:
Authorized shares—50,000,000
Issued and outstanding shares—13,789,000 and 13,712,000 at December 31, 2002 and 2001, respectively	138	137
Additional paid-in capital	62,005	61,869
Accumulated deficit	(22,611)	(16,485)

	39,532	45,521
Shares held in treasury, at cost—922 shares at December 31, 2002 and 2001	(2,881)	(2,881)

Total stockholders' equity	36,651	42,640

Total liabilities and stockholders' equity	$53,381	$59,357

See notes to consolidated financial statements.

Natrol, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended December 31,
	2002	2001	2000
Net sales	$70,331	$71,821	$77,561
Cost of goods sold	41,727	42,989	50,334

Gross profit	28,604	28,832	27,227

Selling and marketing expenses	17,420	18,103	23,263
General and administrative expenses	9,407	9,746	10,318
Impairment of goodwill		20,000

Total operating expenses	26,827	47,849	33,581

Operating income (loss)	1,777	(19,017)	(6,354)
Interest income	87	149	146
Interest expense	(731)	(885)	(1,377)

Income (loss) before income tax provision (benefit) and cumulative effect of accounting change	1,133	(19,753)	(7,585)
Income tax provision (benefit)	440	587	(2,369)

Income (loss) before cumulative effect of change in accounting principle	693	(20,340)	(5,216)
Cumulative effect of change in accounting principle, net of income tax benefit of $4,139	(6,819)

Net loss	$(6,126)	$(20,340)	$(5,216)

Income (loss) per share before cumulative effect of change in accounting principle	$0.05	$(1.59)	$(0.39)
Income (loss) per share attributable to cumulative effect of change in accounting principle	$(0.53)

Loss per share	$(0.48)	$(1.59)	$(0.39)

Weighted-average shares outstanding—basic and diluted shares	12,852,008	12,783,118	13,236,734

See notes to consolidated financial statements.

Natrol, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital		Shares Held in Treasury	Receivable from Stockholder
	Shares	Amount					Total
Balance, January 1, 2000	13,474,035	$135	$61,334	$9,071	$—	$(554)	$69,986
Shares issued in exchange for services	25,919	1	128				129
Exercise of stock options	133,500	1	263				264
Issuance of common stock under employee stock purchase plan	25,366		57				57
Payments on shareholder loan					(2,327)		(2,327)
Net loss				(5,216)			(5,216)

Balance, December 31, 2000	13,658,820	137	61,782	3,855	(2,327)	(554)	62,893
Shares issued in exchange for services					(554)	554
Exercise of stock options	32,000		58				58
Shares issued in exchange for services	4,491		8				8
Issuance of common stock under employee stock purchase plan	17,043		21				21
Net loss				(20,340)			(20,340)

Balance, December 31, 2001	13,712,354	137	61,869	(16,485)	(2,881)		42,640
Exercise of stock options	49,166	1	92				93
Shares issued in exchange for services	12,480		17				17
Issuance of common stock under employee stock purchase plan	14,720		27				27
Net loss				(6,126)			(6,126)

Balance, December 31, 2002	13,788,720	$138	$62,005	$(22,611)	$(2,881)		$36,651

See notes to consolidated financial statements.

Natrol, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31
	2002	2001	2000
Operating activities
Net loss	$(6,126)	$(20,340)	$(5,216)
Cumulative effect of change in accounting principle, net of income taxes benefit of $4,139 in 2002	6,819

Income (loss) before cumulative effect of change in accounting principle	693	(20,340)	(5,216)

Adjustments to reconcile income (loss) before cumulative effect of change in accounting principle to net cash provided by (used in) operating activities:
Depreciation and amortization	1,429	1,394	1,361
Amortization of goodwill		2,280	2,280
Provision for bad debts	223	438	400
Gain on disposal of property and equipment	(10)
Deferred income taxes	694	(225)	118
Shares issued for services	17	8	128
Impairment of goodwill		20,000	—
Changes in operating assets and liabilities:
Accounts receivable	(236)	2,350	5,803
Inventory	1,074	2,504	2,814
Income taxes receivable/payable	1,613	2,683	(4,273)
Prepaid expenses and other current assets	374	(987)	190
Accounts payable	1,022	(815)	(3,641)
Accrued expenses	(882)	1,273	824
Accrued payroll and related liabilities	200	(229)	(965)

Net cash provided by (used in) operating activities	6,221	10,334	(177)

Investing activities
Purchases of property and equipment	(1,496)	(379)	(588)
Proceeds for sale of property and equipment	13
Other assets	15	11	26

Net cash used in investing activities	(1,468)	(368)	(562)

Financing activities
Net borrowings under (repayments on) line of credit		(8,300)	6,500
Repayments on long-term debt	(281)	(265)	(236)
Purchases of treasury shares		—	(2,327)
Proceeds from issuance of common stock	120	80	321

Net cash (used in) provided by financing activities	(161)	(8,485)	4,258

Net increase in cash and cash equivalents	4,592	1,481	3,519
Cash and cash equivalents, beginning of year	5,485	4,004	485

Cash and cash equivalents, end of year	$10,077	$5,485	$4,004

	Years ended December 31
	2002	2001	2000
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$675	$885	$1,378
Income taxes	$55	$927	$787

Supplemental non-cash transactions

        In February 2001, the Company repurchased 296,000 shares of common stock for $554,000 from an officer of the Company in exchange for an outstanding note receivable due from the officer.

See notes to consolidated financial statements.

Natrol, Inc.

Notes to Consolidated Financial Statements

1. Business and Summary of Significant Accounting Policies

Description of Business

        Natrol, Inc. and subsidiaries (collectively, the "Company") manufactures and markets branded, high-quality dietary supplement products, including vitamins, minerals, hormonal supplements, herbal products, specialty combination formulations and sports nutrition supplements, through its three operating segments. The segments include: the Natrol operating segment, which manufactures and markets Natrol and Laci LeBeau branded products, and which, under the EPI name contract, manufactures product and sells raw material ingredients; Prolab Nutrition Inc. ("Prolab"), which develops, manufactures and markets sports nutrition products; and Annasa, Inc. ("Annasa"), which was established in 2002 to develop a direct-to-consumer multi-level marketing business. The Natrol, Prolab and Laci LeBeau products are sold through multiple distribution channels throughout the United States, including domestic health food stores and mass-market drug, retail and grocery store chains.

Principles of Consolidation

        The consolidated financial statements include the accounts and operations of Natrol, Inc. and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

Estimates and Assumptions

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates, although management does not believe any differences would materially affect the Company's consolidated financial position or results of operations.

Significant Risks and Uncertainties

        Product returns are a recurring part of the Company's business. Estimating product returns requires significant management judgement. Products may be returned for various reasons including expiration dates or lack of sufficient sales. During 2002, returns and reimbursements for damages and outdated products amounted to 8.7% of gross sales, a significant decrease from 2001, when returns represented approximately 14.5% of gross sales. There is no guarantee that future returns will not increase to, or exceed, the levels experienced in 2001. Furthermore, the possibility exists that should the Company lose a major account, the Company may be forced to accept a substantial amount of returns.

Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments with original maturity dates of three months or less when purchased to be cash equivalents. At December 31, 2002 and 2001, there were no cash equivalents.

Inventory

        Inventory is stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five-to-10 years for furniture, machinery and equipment. Buildings are being depreciated over 40 years, and improvements are depreciated over five to 40 years, using the straight-line method. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease terms.

Long-Lived Assets

        The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill

        Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired and was being amortized, through December 31, 2001, on a straight-line basis over periods ranging from 15-to-20 years. In addition, prior to December 31, 2001, the Company evaluated goodwill for impairment whenever events or changes in circumstances indicated that the carrying value may not be recoverable. In 2001, the Company recorded a charge of $20 million to reduce goodwill during the fourth quarter of 2001, based on the amount by which the carrying amount of these assets exceeded their estimated fair value (see note 8).

        In June 2001, the Financial Accounting Standards Board ("FASB") approved two new statements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. Beginning in 2002, goodwill is evaluated for impairment annually. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first step of the impairment test and determined that the there was no impairment of the Prolab segment, but that there was potential impairment of the Natrol segment. The Company performed the second step as of December 31, 2002 for the Natrol segment and determined that its goodwill balance of $10,958,000 was impaired. The impairment loss was recorded as a cumulative effect of accounting change in the accompanying consolidated statement of operations for the year ended December 31, 2002. The changes in the carrying value of goodwill for the years ended December 31, 2002 and 2001 are as follows:

	Natrol	Prolab	Total
	(In thousands)
Balance, January 1, 2001	$11,898	$25,366	$37,264
Impairment losses		(20,000)	(20,000)
Amortization expense	(940)	(1,340)	(2,280)

Balance, December 31, 2001	10,958	4,026	14,984
Cumulative effect of change in accounting principle	(10,958)		(10,958)

Balance, December 31, 2002	$—	$4,026	$4,026

        In accordance with the adoption of SFAS No. 142, on January 1, 2002, the Company no longer amortizes goodwill. The following table reconciles income (loss) before cumulative change in accounting principle, to income (loss) per share as reported for the years ended December 31, 2002, 2001 and 2000, respectively, to amounts, as adjusted, to exclude goodwill amortization.

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
Reported income (loss) before cumulative effect of change in accounting	$693	$(20,340)	$(5,216)
Add back: goodwill amortization		1,420	1,420

As adjusted	$693	$(18,920)	$(3,796)

Reported net loss	$(6,126)	$(20,340)	$(5,216)
Add back: Goodwill amortization		1,420	1,420

As adjusted	$(6,126)	$(18,920)	$(3,796)

Basic and diluted loss per share:
Reported income (loss) before cumulative effect of change in accounting principle	$0.05	$(1.59)	$(0.39)
Goodwill amortization		0.11	0.11

As adjusted	$0.05	$(1.48)	$(0.28)

Reported net loss	$(0.48)	$(1.59)	$(0.39)
Goodwill amortization		0.11	0.11

As Adjusted	$(0.48)	$(1.48)	$(0.28)

Income Taxes

        Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of assets and liabilities, based on enacted tax rates. Management provides a valuation allowance when it believes, it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Revenue Recognition

        The Company sells its products to retail outlets through a direct sales force and a national broker network. The Company recognizes revenue from sales when product is shipped. Net sales represent product shipped less returns, estimates for future returns, spoilage allowances, allowances for product deemed to be unsalable by customers, free goods shipped to customers for promotional or other purposes and slotting fees. Estimates and allowances are based upon known claims and an estimate of additional returns.

Advertising Costs

        Advertising and promotional costs are expensed at first showing. Advertising and promotional costs were (in thousands) $6,778, $7,345 and $10,773 for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts are exclusive of promotional and other expenses that are netted against sales revenue.

Research and Development Costs

        The Company incurs research and development costs in support of the development of its dietary research and development costs, which are expensed as incurred and amounted to (in thousands) $681, $551 and $650 for the years ended December 31, 2002, 2001 and 2000, respectively. Research and development costs are included in general and administrative expenses on the consolidated statements of operations.

Shipping and Handling Costs

        The Company records all amounts charged to customers for shipping and handling as revenue. All shipping and fulfillment costs are classified as cost of sales and totaled (in thousands) $2,505, $2,959 and $3,087 for the years ended December 31, 2002, 2001 and 2000, respectively.

Stock-Based Compensation

        The Company accounts for its employee stock option plan under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

        The Company has a stock-based compensation plan, which is described more fully in Note 5. The Company's operating results do not include a compensation charge related to this plan, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the operating results and per share amounts, if the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, had been applied to stock-based employee compensation.

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
Income (loss) before cumulative effect of accounting change	$693	$(20,340)	$(5,216)
Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax benefits ("Stock Compensation")	(692)	(843)	(552)

Income (loss) before cumulative effect of accounting change—pro forma	$1	$(21,183)	$(5,768)
Net loss	$(6,126)	$(20,340)	$(5,216)
Stock Compensation	(692)	(843)	(552)

Net loss—pro forma	$(6,818)	$(21,183)	$(5,768)
Income (loss) per share before cumulative of accounting change:
Basic and diluted—as reported	$0.05	$(1.59)	$(0.39)
Basic and diluted—pro forma	$0.00	$(1.66)	$(0.44)
Net loss per share:
Basic and diluted—as reported	$(0.48)	$(1.59)	$(0.39)
Basic and diluted—pro forma	$(0.53)	$(1.66)	$(0.44)

        The fair value of the options is estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions for grants:

	Years Ended December 31,
	2002	2001	2000
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	73.3	75.6	75.6
Risk free interest rate	4.2%	5.5%	5.5%
Expected life of options	5 years	5 years	5 years

        These assumptions resulted in weighted-average fair values of $0.87, $1.05 and $2.04 for each stock option granted in 2002, 2001 and 2000, respectively.

Income (Loss) Per Share

        The Company calculates income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Basic income (loss) per share has been computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents (stock options) when dilutive.

        Stock options to purchase 2,916,000, 2,696,000 and 1,987,000 shares of common stock in 2002, 2001 and 2000, respectively, were outstanding but considered to be anti-dilutive.

Fair Value of Financial Instruments

        The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair market value based on their short-term nature. The fair value of the Company's long-term notes payable is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount of long-term notes payable approximates their fair value at December 31, 2002.

Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. Cash and cash equivalents are placed with high credit-quality institutions and the amount of credit exposure to any one institution is limited. Significant portions of the Company's sales are made directly to mass merchandisers and national retailers. Due to the increased volume of sales to these channels, the Company has experienced an increased concentration of credit risk, and as a result, may at anytime have individually significant receivable balances with such mass merchandisers and national retailers. While the Company monitors and manages this risk, financial difficulties on the part of one or more major customers may have a material adverse effect on the Company. The Company performs ongoing credit evaluations of customers and maintains an allowance for potential credit losses.

        One customer represented 12.3% of net sales in the year ended December 31, 2002. This customer accounted for 13.4% of accounts receivable at December 31, 2002. No other customers represented more than 10% of gross sales in 2002. No customers represented more than 10% of gross sales in either 2001 or 2000.

Recently Issued Accounting Standards

        In November 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products." This new guidance provides that consideration from a vendor to a reseller is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. On January 1, 2002, the Company adopted EITF Issue No. 01-09 and reclassified incentives paid to resellers of $4,164 in 2001 and $9,337 in 2000, previously reported as a component of selling and marketing expenses, as a reduction in net sales and selling and marketing expenses.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses the financial accounting and reporting issues for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 but retains the fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 effective January 1, 2002 with no material impact.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred. The provisions of SFAS

No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on the financial statements, as there are no exit or disposal activities currently planned.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This statement amends SFAS No. 123 to provide alternative methods of voluntary transition to change to the fair value-based method of accounting for stock-based employee compensation. Additionally, this statement amends disclosure requirements of accounting for stock-based employee compensation and the effect of the method used on reporting results. As of December 31, 2002, the Company has adopted the new disclosure requirements of SFAS No. 148.

Reclassifications

        Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the presentation in 2002.

2. Inventory

        Inventory consists of the following:

	December 31
	2002	2001
	(In thousands)
Raw material and packaging supplies	$5,710	$4,280
Finished goods	2,959	5,463

	$8,669	$9,743

3. Financing (in thousands)

        During 1999, the Company entered into two mortgage notes payable in the aggregate amount of $8,900, collateralized by the Company's facilities. These notes are payable in monthly installments of approximately $74 in the aggregate, including interest ranging from 7.75% to 8.32%, maturing in 2014 and 2019.

        Future maturities of long-term debt at December 31, 2002 are as follows:

2003	$301
2003	325
2004	353
2005	382
2006	414
Thereafter	6,304

$8,079

4. Income Taxes (in thousands)

        The income tax (benefit) provision consists of the following:

	Years Ended December 31,
	2002	2001	2000
Current:
Federal	$(157)	$727	$(2,497)
State	(97)	84	10

	(254)	811	(2,487)
Deferred:
Federal	490	(218)	318
State	204	(6)	(200)

	694	(224)	118

Total income tax provision (benefit) on income (loss) before cumulative effect of accounting change	440	587	(2,369)
Deferred income tax benefit on cumulative effect of change in accounting principle	(4,139)

Total income tax (benefit) provision	$(3,699)	$587	$(2,369)

        The difference between actual income tax provision (benefit) and the amount computed using the U.S. federal statutory income tax rate is as follows:

	Years Ended December 31,
	2002	2001	2000
Statutory rate applied to income (loss) before cumulative effect of accounting change	$385	$(6,716)	$(2,579)
Nondeductible goodwill		7,053	261
State tax provision	41	50	(123)
Other	14	200	72

Income tax provision (benefit)	$440	$587	$(2,369)

        The significant components of the Company's deferred income tax assets and liabilities are as follows:

	December 31,
	2002	2001	2000
Deferred income tax assets:
Accounts receivable allowances	$163	$144	$191
Inventory	77	127	190
Accrued liabilities	504	890	502
Goodwill impairment	4,139
State credits	18
Start-up costs—Annasa	83
Net operating losses—state	84	163	193

	5,068	1,324	1,076
Deferred tax income liabilities:
Federal effect of state taxes	(255)
Depreciation	(295)	(251)	(227)

	$4,518	$1,073	$849

        The Company has state net operating loss carryforwards of approximately $1,448 expiring beginning in fiscal 2007.

5. Stockholders' Equity

Stock Repurchase Program

        In April 2000, the Board of Directors of the Company authorized a stock repurchase program for the Company's common stock. Under the stock repurchase program, the Company can effect common stock repurchases from time to time up to an aggregate of $10,000,000. The stock repurchase program does not have an expiration date. During the years ended December 31, 2001 and 2000, the Company repurchased 296,000 and 625,900 shares of its common stock, respectively, at a cost of $554,000 and $2,327,000. No such repurchases were made in 2002.

Stock Options

        Under the Company's 1996 Stock Option and Grant Plan, as amended (the "Plan"), the Board of Directors of the Company is authorized to grant incentive stock options or non-qualified stock options. Incentive stock options may be granted only to employees of the Company. Non-qualified stock options may be granted to officers and employees of the Company as well as to non-employees. The maximum number of shares to be issued under the Plan is 3,368,233 shares, as amended. All options granted under the Plan have been made at prices not less than the estimated fair market value of the stock at the date of grant. Generally, the options granted under the Plan vest over three-to-five years. Options granted under the Plan have a term of not more than 10 years.

        A summary of the Company's stock option activity and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Exercise Price Per Share
Outstanding at January 1, 2000	1,616	7.28	$1.88–$13.00
Granted	1,182	2.87	$1.50–$7.00
Forfeited	(677)	7.74	$2.10–$10.40
Exercised	(134)	1.98	$1.88–$2.10

Outstanding at December 31, 2000	1,987	4.59	$1.88–$13.00
Granted	1,000	1.63	$1.32–$3.60
Forfeited	(259)	1.81	$1.50–$10.63
Exercised	(32)	3.01	$1.32–$1.94

Outstanding at December 31, 2001	2,696	3.58	$1.32–$13.00
Granted	700	1.37	$1.10–$1.75
Forfeited	(431)	3.41	$1.13–$13.00
Exercised	(49)	1.88	$1.50–$1.94

Outstanding at December 31, 2002	2,916	3.10	$1.10–$13.00

        At December 31, 2002, 446,000 shares were available for future grant. The weighted-average remaining contractual life for the outstanding options in years was 7.71, 8.37 and 8.82 at December 31, 2002, 2001 and 2000, respectively.

				Options Exercisable
	Options Outstanding
					Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable
$1.10–$2.75	2,233,000	9.0	$1.61	1,366,417	$1.50
$2.76–$6.86	297,500	7.3	$4.64	255,410	$4.16
$6.87–$13.00	385,000	5.5	$9.89	359,500	$12.79

	2,915,500	7.7	$3.10	1,981,327	$3.65

6. Commitments and Contingencies

        The Company leases certain equipment and facilities under noncancelable operating leases that expire in various years through 2006. Rent expense under operating leases totaled approximately $117,000, $108,000 and $118,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        Future minimum lease payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2002 (in thousands):

2003	$159
2004	139
2005	46
2006	20

Total minimum lease payments	$364

        The Company is a party to certain legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such litigation will not have a material adverse effect on the financial position or results of operations of the Company.

7. Employee Benefits Plans

        The Company has a profit sharing 401(k) plan that covers substantially all of its employees. Eligible employees may contribute up to 10% of their compensation. Contributions are discretionary; however, the Company generally matches 10% of the employees' contributions up to the maximum of 1% of eligible compensation. Amounts recognized as expense were approximately $14,000, $20,000 and $10,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        In May 1998, the Board of Directors approved the Natrol, Inc. Employee Stock Purchase Plan ("ESPP"), which allows substantially all employees to purchase shares of common stock of the Company, through payroll deductions, at 85% of the fair market value of the shares at the beginning or end of the offering period, whichever is lower. The ESPP provides for employees to authorize payroll deductions of up to 10% of their compensation for each pay period. In conjunction with the ESPP, the Company registered with the Securities and Exchange Commission 225,000 shares of the Company's common stock reserved for purchase under the ESPP. As of December 31, 2002 and 2001, 138,356 and 163,816 shares are available for issuance under this plan. For the year ended December 31, 2002, 14,720 shares were issued at prices ranging from $1.68 to $1.85 per share under the plan. For the year ended December 31, 2001, 17,043 shares were issued at prices ranging from $1.28 to $2.00 per share under the plan. For the year ended December 31, 2000, 25,366 shares were issued at prices ranging from $1.28 to $2.76 per share under the plan.

8. Impairment of Goodwill

        The Company, as part of its review of financial results for 2001, performed an assessment of the carrying value of the Company's long-lived assets to be held and used, including significant amounts of goodwill recorded in connection with its various acquisitions. The assessment was performed pursuant to SFAS No. 121 because of the significant negative industry and economic trends affecting both the Company's operations and expected future sales as well as the general decline in market valuations. As a result, the Company recorded a charge of $20 million to reduce goodwill during the fourth quarter of

2001, based on the amount by which the carrying amount of these assets exceeded their estimated fair value.

        The write-down was related to the goodwill recorded in connection with the Company's acquisition of Prolab. The charge is included in the caption impairment of goodwill on the statements of operations. Fair value was determined based on discounted future cash flows for the operating entity. The cash flow period used was six years using an annual growth rate of 5%. The discount rate used was 20% for each of the six years. The assumptions supporting the estimated future cash flows reflect management's best estimates. The discount rate was based upon the risk-free rate as adjusted for the risks associated with the operations.

9. Operating Segments

        During 2002, the Company reassessed its segment disclosures and concluded that it currently has three operating segments: the Natrol operating segment, which manufactures and markets Natrol and Laci LeBeau branded products, and which, under the EPI name, contract manufactures product and sells raw material ingredients; Prolab Nutrition, Inc., which develops, manufactures and markets sports nutrition products; and Annasa, Inc., which during 2002 was established to develop a direct-to-consumer multi-level marketing business.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates the financial performance of its business units based on operating income of the respective business units. The segment information for the years ended December 31, 2001 and 2000 has been reclassified to conform to the December 31, 2002 presentation.

        Segment information for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

	Natrol	Prolab	Annasa	Total
2002
Net sales	$51,674	$18,613	$44	$70,331
Gross profit	24,595	3,977	32	28,604
Income (loss) from operations	3,783	(937)	(1,069)	1,777
Other (expense) income	(680)	36		(644)
Income (loss) before taxes	3,103	(901)	(1,069)	1,133
Depreciation and amortization	1,346	82	1	1,429
Segment assets	40,147	13,108	126	53,381
Additions to property and equipment	1,457	17	22	1,496

2001
Net sales	53,667	18,154	71,821
Gross profit	24,132	4,700	28,832
Income (loss) from operations	3,001	(22,018)	(19,017)
Other (expense) income	(826)	90	(736)
Income (loss) before taxes	2,176	(21,929)	(19,753)
Depreciation and amortization	1,312	82	1,394
Segment assets	45,935	13,422	59,357
Additions to property and equipment	308	71	379
2000
Net sales	58,815	18,746	77,561
Gross profit	21,296	5,931	27,227
Loss from operations	(4,608)	(1,746)	(6,354)
Other (expense) income	(1,305)	74	(1,231)
Loss before taxes	(5,913)	(1,672)	(7,585)
Depreciation and amortization	1,281	80	1,361
Segment assets	54,041	33,880	87,921
Additions to property and equipment	566	22	588

10. Selected Quarterly Financial Data (unaudited)

        As discussed in Note 1, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. As initially applied, the Company reclassified approximately $3.6 million out of goodwill and into a separately identified intangible asset related to a supply contract. The supply contract had originally been acquired as part of the Company's acquisition of EPI. The supply contract had a remaining life of six years, and in each of the three quarters in the period ended September 30, 2002, the Company had recorded amortization expense related to the contract of $150,000. During the fourth quarter of 2002, the Company determined that the supply contract should not have been reclassified out of goodwill as it had not been assigned a cost equal to its estimated fair value at the date the EPI acquisition was initially recorded, and because the amount had not been separately identified in the accounting records or previously amortized over its useful life. As a result, the $3.6 million was reallocated to goodwill retroactive to January 1, 2002. Pursuant to the requirements of SFAS No. 142, goodwill is not amortized, but is subject to an annual impairment test. As discussed in Note 1, the Company recorded an impairment charge of $10,958,000 as a cumulative effect of change in accounting principle in the first quarter of fiscal 2002. The $3.6 million described above was included in that amount.

        The interim financial statements for each of the three quarters in the period ended September 30, 2002 have been restated to reflect a quarterly reduction in amortization expense of $150,000 and a related increase in the quarterly income tax provision of $56,000.

        The following is a summary of the interim financial information for each of the quarters in the years ended December 31, 2002 and 2001. The information for the quarters in the year ended December 31, 2002 includes both the amounts as restated and as previously reported.

	2002 Quarters Ended
	As Restated
	March 31,	June 30,	September 30,	December 31,
Net sales	17,539	17,843	18,021	16,928
Gross profit	6,579	7,099	6,986	7,940
Income (loss) before cumulative effect of change in accounting principle	121	130	(188)	630
Net income (loss)	(6,698)	130	(188)	630
Basic and diluted income (loss) per share before cumulative effect of accounting change	0.01	0.01	(0.01)	0.05
Income (loss) per share	(0.52)	0.01	(0.01)	0.05
	2002 Quarters Ended
	As Previously Reported
	March 31,	June 30,	September 30,
Net sales	17,539	17,843	18,021
Gross profit	6,579	7,099	6,986
Net income (loss)	27	36	(282)
Net income (loss) per share—basic and diluted	0.00	0.00	(0.02)
	2001 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
Net sales	19,056	19,260	20,374	13,131
Gross profit	7,783	7,965	9,261	3,823
Net income (loss)	657	920	1,048	(22,965)
Net income (loss) per share—basic and diluted	0.05	0.07	0.08	(1.79)

Natrol, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2002, 2001 and 2000

Description	Balance at Beginning of Year	Charged to Cost and Expense	Additions Charged to Acquisitions	Deductions		Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2000	$503	$400	$—	$424		$479
Year ended December 31, 2001	$479	$438	$—	$554		$363
Year ended December 31, 2002	$363	$233	$—	$187		$409
Allowance for Sales Returns:
Year ended December 31, 2000	$1,244	$9,308	$—	$9,092	(1)	$1,460
Year ended December 31, 2001	$1,460	$12,490	$—	$12,910	(1)	$1,020
Year ended December 31, 2002	$1,020	$6,700	$—	$6,127	(1)	$1,593

(1)
Represents actual returns of goods

ITEM 9:    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On December 10, 2002, the Audit Committee of the Board of Directors of Natrol informed Ernst & Young, LLP, the Company's independent public accountants for the fiscal year ended December 31, 2001, of its decision to no longer engage Ernst & Young as the Company's independent public accountants. On December 10, 2002, the Company engaged Deloitte & Touche, LLP to serve as the Company's independent public accountants for the fiscal year ended December 31, 2002. On December 11, 2002, Natrol filed a Form 8-K announcing this change in independent public accountants. A subsequent form 8k-A was filed on January 7, 2003.

        Ernst & Young's reports on the Company's consolidated financial statements for each of the fiscal years ended December 31, 2001, 2000, and 1999 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the fiscal years ended December, 31, 2001 and 2000, there were no disagreements with Ernst & Young on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Ernst & Young's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        During the years ended December 31, 2001 and 2000 and through December 31, 2002, the Company did not consult Deloitte & Touche, LLP with respect to the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a) (2) (i) and (ii) of Regulation S-K.

PART III

        Information required under Part III (Items 10, 11, 12 other than the information required by Item 201(d) of Regulation S-K for Item 12, and 13) is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held on June 14, 2001.

ITEM 12:    SECURITES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The flowing table provides information as of December 31, 2002 regarding shares of common stock of the Company that may be used under our existing equity compensation plans, including the Company's 1996 Stock Option and Grant Plan (the "1996 Plan") and the Company's 1998 Employee Stock Purchase Plan (the "ESPP").

Equity Compensation Plan Information Table—Overview

	Equity Compensation Plan Information
	Number of securities To be issued Upon exercise of Outstanding options, Warrants and rights(1) (a)	Weighted-Average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Equity compensation plans approved by security holders(2)	2,915,500	$3.01	452,733	(3)
Equity compensation Plans not approved by security holders

Total	2,915,500	$3.01	452,733

(1)
Does not include any Restricted Stock as such shares are already reflected in the Company's outstanding shares.

(2)
Consists of the 1998 Plan and the ESPP.

(3)
Includes shares available for future issuance under the ESPP.

ITEM 14. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

        As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with out business.

(b)  Changes in internal controls.

        None.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Consolidated Financial Statements
The financial statements included in this Annual Report on Form 10-K are provided under Item 8.
(a)(2)	Index to Consolidated Financial Statement Schedules:
	Schedule II—Valuation and Qualifying Accounts	S-1

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
3.2
The Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.6 to the Company's Amendment No. 2 to Registration Statement on Form S-1, as amended, File No. 333-52109).
Instruments Defining the Rights of Security Holders, Including Indentures:
4.1
Specimen Stock Certificate for shares of Common Stock, $.01 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, as amended, File No. 333-52109).
Material Contracts
10.1	Natrol, Inc. Amended and Restated 1996 Stock Option Plan (incorporated herein by reference to Appendix A filed on May 2, 2000 Proxy Statement);
10.2	Natrol, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, as amended, File No. 333-52109);

10.3
Form of Indemnification Agreement between Natrol, Inc. and each of its directors (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, as amended, File No. 333-52109);
10.4
Form of Incentive Stock Option Agreement of the Natrol, Inc. Stock Option and Grant Plan (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, as amended, File No. 333-52109);
10.5
Amended and Restated Credit Agreement with Wells Fargo Bank, N. A (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, as amended, File No. 333-52109);
10.6	Credit Agreement with Wells Fargo Bank, N.A., dated as of March 1, 2001; (incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-K) filed on March 30, 2001.
10.7	Revolving Line of Credit Agreement with Wells Fargo Bank, N.A., dated as of March 1, 2001, (incorporated herein by reference to Exhibit 10.7 to the Company's Form 10-K filed March 30, 2001.
10.8
Supply Agreement, dated as of February 8, 1998, by and between the Company and Basic Vegetable Products, L.P. (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended, File No. 333-52109) ;
10.9
Assignment and Amendment to Supply and Royalty Supply Agreement, dated as of November 7, 2000 by and between the Company and ConAgra Foods, Inc., (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K filed on March 30, 2001.
16.1	Letter re change in certified accountants
21.1	Subsidiaries of Natrol, Inc.
23.1	Consent of Experts and Counsel: Consent of Deloitte & Touche, LLP is filed herewith as Exhibit 23.1.
23.2	Consent of Experts and Counsel: Consent of Ernst & Young, LLP is filed herewith as Exhibit 23.2
(b)
Reports on Form 8-K: 8-K filed on December 12, 2002 and amended on January 7, 2003.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2003.

NATROL, INC.
By:	/s/ ELLIOTT BALBERT Elliott Balbert President and Chief Executive Officer

CERTIFICATION

I, Dennis R. Jolicoeur, Chief Financial Officer and Executive Vice President of Natrol, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Natrol Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 4/10/2003	By:	/s/ DENNIS R. JOLICOEUR Dennis R. Jolicoeur Chief Financial Officer and Executive Vice President

CERTIFICATION

I, Elliott Balbert, President, Chief Executive Officer and Chairman of Natrol Inc., certify that:

1.
I have reviewed this annual report on Form 10-Q of Natrol Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 4/10/2003	By:	/s/ ELLIOTT BALBERT Elliott Balbert President/CEO/Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signatures Signed	Title	Date
Elliott Balbert	Chairman of the Board, Chief Executive Officer, President March 30, 2003 and Director (Principal Executive Officer)	March 30, 2003
Dennis R. Jolicoeur	Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)	March 30, 2003
Vernon Brunner	Director	March 30, 2003
Gordon Brunner	Director	March 30, 2003
Dennis DeConcini	Director	March 30, 2003

QuickLinks

NATROL, INC. 2002 ANNUAL REPORT on Form 10-K
TABLE OF CONTENTS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
PART I
RISK FACTORS AND FACTORS AFFECTING FORWARD LOOKING STATEMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL MATTERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Natrol, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share and per share data)
Natrol, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
Natrol, Inc. Notes to Consolidated Financial Statements
Natrol, Inc. and Subsidiaries Schedule II—Valuation and Qualifying Accounts Years Ended December 31, 2002, 2001 and 2000
  ITEM 9: CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 12: SECURITES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity Compensation Plan Information Table—Overview
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURE
CERTIFICATION
CERTIFICATION