Form 10-Q
period 2003-03-31
NATROL INC
filed 2003-05-15
CIK 1025573

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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
YES  ☒   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES  ☐   NO  ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date:

Class	April 30, 2003

Common stock, $0.01 par value	12,876,200

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Natrol, Inc. and Subsidiaries

Consolidated Balance Sheets

 (In thousands, except share and per share data)

(unaudited)

	March 31 2003	December 31 2002

Assets
Current assets:
Cash and cash equivalents	$8,865	$10,077
Accounts receivable, net of allowances of $464 and $409 at March 31, 2003 and December 31, 2002, respectively	8,419	6,790
Inventory	8,545	8,669
Income taxes receivable	79
Deferred income taxes	665	665
Prepaid expenses and other current assets	1,433	1,452

Total current assets	28,006	27,653

Property and equipment:
Building and improvements	15,607	15,607
Machinery and equipment	5,067	5,067
Furniture and office equipment	3,072	3,003
	23,746	23,677
Accumulated depreciation and amortization	(6,240)	(5,867)
	17,506	17,810
Deferred income taxes	3,853	3,853
Goodwill, net of accumulated amortization and impairment charge of $37,381 at March 31, 2003 and December 31, 2002 , respectively	4,026	4,026
Other assets	43	39
Total assets	$53,434	$53,381

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,743	$4,395
Accrued expenses	2,518	3,358
Accrued payroll and related liabilities	628	693
Income taxes payable	—	205
Current portion of long-term debt	267	301
Total current liabilities	9,156	8,952
Long-term debt, less current portion	7,736	7,778
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.01 per share:
Authorized shares—2,000,000
Issued and outstanding shares—none
Common stock, par value of $0.01 per share:
Authorized shares—50,000,000
Outstanding shares—13,798,720 and 13,788,720 at March 31,2003 and December 31, 2002, respectively	138	138
Additional paid-in capital	62,020	62,005
Accumulated deficit	(22,735)	(22,611)
	39,423	39,532
Shares held in treasury, at cost—921,900 shares at March 31, 2003 and December 31, 2002	(2,881)	(2,881)
Total stockholders’ equity	36,542	36,651
Total liabilities and stockholders’ equity	$53,434	$53,381

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Quarter Ended March 31,
	2003	2002
	(unaudited)
		(as restated)
Net sales	$19,167	$17,539
Cost of goods sold	10,904	10,960
Gross profit	8,263	6,579
Selling and marketing expenses	5,319	3,886
General and administrative expenses	2,997	2,344
Total operating expenses	8,316	6,230
Operating income (loss)	(53)	349
Interest income	10	19
Interest expense	(162)	(170)
Income (loss) before income tax provision (benefit) and cumulative effect of accounting change	(205)	198
Income tax provision (benefit)	(81)	77
Income (loss) before cumulative effect of change in accounting principle	(124)	121
Cumulative effect of change in accounting principle, net of income tax benefit of $4,139		(6,819)
Net loss	$(124)	$(6,698)
Income (loss) per share:
Income (loss) per share before cumulative effect of change in accounting principle	$(0.01)	$0.01
Income (loss) per share attributable to cumulative effect of change in accounting principle	—	(0.53)
Loss per share	$(0.01)	$(0.52)

Weighted-average shares outstanding—basic and diluted	12,870,598	12,833,913

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2003	2002
	(unaudited)
		(as restated)
Operating activities
Net Loss	$(124)	$(6,698)
Cumulative effect of change in accounting principle, net of income taxes benefit of $4,139 in 2002	—	6,819

Income (loss) before cumulative effect of change in accounting principle	(124)	121

Adjustments to reconcile income (loss) before cumulative effect of change in accounting principle to net cash provided by (used in) operating activities:
Depreciation and amortization	373	348
Provision for bad debts	55	115
Shares issued for services	15	1
Changes in operating assets and liabilities:
Accounts receivable	(1,684)	(2,042)
Inventory	124	1,300
Income taxes receivable/payable	(284)	75
Prepaid expenses and other current assets	19	424
Accounts payable	1,348	1,768
Accrued expenses	(840)	366
Accrued payroll and related liabilities	(65)	(96)
Net cash provided by (used in) operating activities	(1,063)	2,380

Investing activities
Purchases of property and equipment	(69)	(62)
Other assets	(4)	2
Net cash used in investing activities	(73)	(60)

Financing activities
Repayments on long-term debt	(76)	(70)
Proceeds from issuance of common stock	—	103
Net cash (used in) provided by financing activities	(76)	33
Net increase in cash and cash equivalents	(1,212)	2,353
Cash and cash equivalents, beginning of year	10,077	5,485
Cash and cash equivalents, end of year	$8,865	$7,838

See accompanying notes

NATROL, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly in all material respects the consolidated financial position of Natrol, Inc. and its subsidiaries (collectively, the “Company” or “Natrol”) as of March 31, 2003 and the results of its operations and its cash flows for three months ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America for interim financial information. The results of operations for the three months ended March 31,2003 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures which are normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in included in the Company’s Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

2.  STOCK BASED COMPENSATION

The Company accounts for its employee stock option plan under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  The Company has a stock-based compensation plan.  The Company’s operating results do not include a compensation charge related to this plan, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on the operating results and per share amounts if the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based compensation, had been applied to stock-based employee compensation:

	3 Months Ended March 31,
	2003	2002
Income (loss) before cumulative effect of accounting change	$(124)	$121

Total stock-based expense determined under fair value based method for all awards, net of related tax benefits “Stock compensation”	145	105
Income (loss) before cumulative effect of accounting change- pro-forma	$(269)	$16

Net loss	$(124)	$(6,698)
Stock Compensation	145	105
Pro forma net loss	$(269)	$(6,803)

Income (loss) per share before cumulative effect of accounting change:

Basic and diluted - as reported	$(0.01)	$0.01
Basic and diluted - pro forma	$(0.02)	$(0.00)

Net loss per share:

Basic and diluted - as reported	$(0.01)	$(0.52)
Basic and diluted - pro forma	$(0.02)	$(0.53)

During the three months ended March 31, 2003, 100,000 stock options were granted with exercise prices equal to the fair value of the underlying Common Stock on the date of grant.

3.  INVENTORY

Inventories consist of the following:

	March 31, 2003	December 31, 2002

Raw material and packaging supplies	$3,333	$2,950
Work in Process	1,426	1,354
Finished goods	3,786	4,365
	$8,545	$8,669

4. SHIPPING AND HANDLING COSTS

Outbound shipping and fulfillment costs are classified as selling and marketing expenses and totaled $802 and $619 for three months ended March 31, 2003 and 2002 respectively.

5.  EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents (stock options), when dilutive.

6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activities be initially measured at fair value and recognized when the liability is incurred. As required, the Company will apply the provisions of SFAS No. 146 prospectively to exit or disposal activities, if any, initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  This interpretation elaborates on disclosures to be made by a guarantor in its interim and annual financial statements with regard to its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002.  The adoption of the recognition and initial measurement requirements of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities.  Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests.  FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved.  This interpretation applies immediately to variable interest entities in which an enterprise holds a variable interest that it acquired after January 31, 2003. This interpretation may be applies immediately to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.  The Company believes the that the adoption of FIN 46 will not have a material impact on its financial position or results of operations.

7.  OPERATING SEGMENTS

The Company has three operating segments: the Natrol operating segment which manufactures and markets Natrol and Laci LeBeau branded products, and which, under the EPI name contract manufactures products and sells raw material ingredients; Prolab Nutrition, Inc. which develops, manufactures and markets sports nutrition products; and, Annasa, which was established during 2002 to develop a direct-to-consumer, multi-level marketing business.

Segment information for the quarters ended March 31, 2003 and March 31,2002 is as follows (in thousands):

	Natrol	Prolab	Annasa	Total

2003
Net sales	$13,930	$5,087	$150	$19,167
Gross profit	6,873	1,278	112	8,263
Income (loss) from operations	888	(432)	(509)	(53)
Other (expense) income	(157)	5		(152)
Income (loss) before taxes	731	(427)	(509)	(205)
Depreciation and amortization	352	20	1	373
Segment assets	39,878	13,159	397	53,434
Additions to property and equipment	67	1	1	69

	Natrol	Prolab	Annasa	Total

2002
Net sales	$12,685	$4,854	—	$17,539
Gross profit	5,355	1,224	—	6,579
Income (loss) from operations	128	221	—	349
Other (expense) income	(162)	11	—	(151)
Income (loss) before taxes	(34)	232	—	198
Depreciation and amortization	325	23	—	348
Segment assets	39,002	15,636	—	54,638
Additions to property and equipment	57	5	—	62

8.  RESTATEMENT OF MARCH 31, 2002 FINANCIAL STATEMENTS

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002.  As initially applied, the Company reclassified approximately $3.6 million out of goodwill and into a separately identified intangible asset related to a supply contract.  The supply contract had originally been acquired as part of the Company’s acquisition of EPI.  The supply contract had a remaining life of six years, and during the quarter ended March 31, 2002 the Company had recorded amortization expense of $150,000 and an increase in income tax expenses of $56,000.  During the fourth quarter of 2002, the Company determined that the supply contract should not have been reclassified out of goodwill as it had not been assigned a cost equal to its estimated fair value at the date the EPI acquisition was initially recorded, and because the amount had not been separately identified in the accounting records or previously amortized over its useful life.  As a result, the $3.6 million was reallocated to goodwill retroactive to January 1, 2002.  Pursuant to the requirements of SFAS No. 142, goodwill is not amortized, but subject to an annual impairment test.  The company recorded an impairment charge of $10,958,000 as a cumulative effect of a change in accounting principle in the first quarter of 2002.  The $3.6 million described above was included in that amount.

The interim financial statements for the three months ended March 31, 2002 have been restated to reflect a reduction in amortization expense of $150,000.

	March 31, 2002
	As Previously
	Reported	As Restated
	(in thousands)

Net Sales	$17,539	$17,539
Gross profit	6,579	6,579
Operating expenses	$6,380	6,230
Income before cumulative effect of change in accounting principle	27	121

ITEM 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains “forward looking statements.” Natrol, Inc., a Delaware corporation organized in 1980, (the “Company”), is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward looking statements. Examples of forward looking statements include, but are not limited to, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “estimate,” “assume,” “plan,” or “anticipates” or the negative thereof, other variations thereon, or comparable terminology, or by discussions of strategy that predict or indicate future events or trends or that are not historical facts. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect its current expectations of the approximate outcome of the matter discussed. The Company does not undertake any obligation and does not currently intend to update any such statements at any time in the future.

The Company’s ability to predict results or the effect of certain events on the Company’s operating results is inherently uncertain. Forward-looking statements should not be unduly relied on since they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company’s control. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and factors discussed in other past reports. The factors discussed herein may not be exhaustive. Therefore, the factors contained herein should be read together with other reports and documents that are filed by the Company with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this document.

Factors that could cause or contribute to the Company’s actual results differing materially from those discussed herein or for the Company’s stock price to be affected adversely include, but are not limited to: (i) industry trends, including a general downturn or slowing of the growth of the dietary supplement industry; (ii) increased competition from current competitors and new market entrants including but not limited to increased competition from private label house brands supported by retailers seeking to increase the market share of their proprietary house brands; (iii) adverse publicity regarding the dietary supplement industry or the Company’s products including recent publicity regarding ephedrine-based products; (iv) exposure to product liability claims including product liability claims from products which include ephedrine or other products for which the Company has either not been able to secure product liability coverage or has not been able to secure such coverage at reasonable prices; (v) exposure to and the expense of resolving and defending potential product liability claims that are left uncovered by insurance; (vi) the Company’s dependence upon its ability to develop new products; (vii) a continued high rate (or increase in the rate) of returns of the Company’s products; (viii) the Company’s ability to manage inventory or sell its inventory before such inventory becomes outdated, (xix) the Company’s ability to gain or expand or maintain distribution within new or existing customers and new or existing channels of trade; (x) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising, or rebates; (xi) adverse changes in government regulation or changes in local or national laws; (xii) dependence on significant customers; (xiii) the Company’s ability to keep and attract key management employees; (xiv) the Company’s inability to manage growth and execute its business plan, or the Company’s ability to modify its business plan in response to market conditions, including, but not limited to, its ability to enter into new businesses and capitalize upon new business opportunities; (xv) the Company’s ability to consummate future acquisitions and its ability to integrate acquired businesses; (xvi) the absence of conclusive clinical studies for many of the Company’s products; (xvii) the Company’s inability to obtain raw materials that are in short supply including its ability to obtain garlic powders under its supply agreement with ConAgra for its Essentially Pure Ingredient (EPI) raw material sales division; (xviii) sales and earnings volatility, (xix) volatility of the stock market; (xx) the Company’s ability to manufacture its products efficiently; (xxi) the Company’s reliance on independent brokers to sell its products; (xxii) the inability of the Company to protect its intellectual property; (xxiii) control of the Company by principal shareholders, (xxiv) the possible sale of large amounts of stock by controlling stockholders; (xxv) a continued general downturn in the national economy as a whole; (xxvi) continued market acceptance of Natrol supplements, Laci Le Beau teas, Prolab’s sports nutrition products and EPI’s raw material products; (xxvii) increases in the cost of borrowings; (xxviii) unavailability of additional debt or equity capital; (xix) legal actions brought forth by governmental and private agencies; and, (xx) that its investment in a new multi-level marketing company, Annasa Inc., will prove to be profitable in the near or long-term.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,2003 AND MARCH 31, 2002

NET SALES.  Sales are recognized at the time product is shipped. Net sales are net of discounts, allowances, and estimated returns and credits, slotting fees, rebates and other expenses that reduce the cost of product to the Company’s customers.  Net sales increased 9.3%, or $1.6 million, to $19.1 million for the three months ended March 31,2003 from $17.5million for the three months ended March 31, 2002.  The increase in net sales was primarily due a $2.4 million reduction in the cost of returns, damages and outdates in the first quarter of 2003 when compared to the first quarter of 2002.  Returns and damage claims are netted against gross sales when calculating net sales.  During the 2003 quarter, returns as a percentage of gross sales were 3.7% as compared to 14.5% in the 2002 quarter.

GROSS PROFIT.  Gross profit increased 25.6%, or $1.7 million, to $8.3 million for the three months ended March 31,2003 from $6.6 million for the three months ended March 31, 2002. Gross margin increased to 43.1% for the three months ended March 31,2003 from 37.5% for the three months ended March 31, 2002.  The increase in gross margin was due to the lower volume of returns and other deductions from gross sales in the first quarter of 2003 as compared to the first quarter of 2002.   The cost of sales is primarily related to the amount of gross shipments and when net sales are substantially less than the amount of gross sales, as they were in the first quarter of 2002, gross margin declines and the percentage cost of goods sold increases as a percentage of net sales.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased 36.9%, or $1.4 million, to $5.3 million for the three months ended March 31,2003 from $3.9 million for the three months ended March 31, 2002. The Company incurred $330,000 of selling and marketing expenses as part of its launch of its Annasa multi-level marketing subsidiary.  The Company incurred no Annasa related expenses in the first quarter of 2002. Sales and marketing expenses of the Company’s Prolab subsidiary rose approximately $500,000 when compared to the first quarter of 2002 with a majority of the increase being due to a higher level of advertising activity as well as increased payroll and commission expenses. The remainder of the increase in selling and marketing expenses was primarily due to increased payroll and advertising expenses within the Natrol business segment.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, as well as professional fees related to legal, audit and tax matters and depreciation. General and administrative expenses increased  27.9%, or $653,000, to $3.0 million for the three months ended March 31,2003 from $2.3 million for the three months ended March 31, 2002.  Approximately $291,000 of the increase was due to expenses incurred by Annasa which did not exist in the first quarter of 2002.  The remainder of the increase was due primarily to the increased costs of personnel as well as higher insurance cost for product liability and other general liability insurance.

INTEREST EXPENSE.  The Company recorded interest expense of $162,000 for the three months ended March 31,2003 as compared to interest expense of $170,000 for the three months ended March 31, 2002. The Company pays interest on approximately $8.0 million of long-term mortgage debt.

INCOME TAX PROVISION.  For the three months ended March 31,2003 the Company’s effective tax rate was approximately 39.5%.  For the three months ended March 31, 2002 the Company’s apparent effective tax rate was 38.9%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had working capital of $18.9 million as compared to $18.7million in working capital at December 31, 2002. The Company’s cash balance at March 31, 2003 was approximately $8.9 million.

Net cash used in operating activities was $1.1 million for the three months ended March 31,2003 versus net cash provided of $2.4 million for the three months ended March 31, 2002. Cash used in operating activities during the three month period ended March 31, 2003 was primarily due to the Company’s net loss of $124,000, an increase in accounts receivable and other receivables of $2.0 million, offset by an increase in net accounts payables and other accruals of $444,000, depreciation and amortization of $373,000 and a decrease in inventory of $124,000.

Net cash used in investing activities was $73,000 for the three months ended March 31,2003 versus net cash provided of $60 during the three months ended March 31, 2002. Nearly all of the cash used in investing activities in both periods was for property and equipment.

Net cash used in financing activities was $76,000 for the three months ended March 31,2003 as opposed to $33,000 provided by financing activities during the three months ended March 31, 2002. During the three months ended March 31,2003, the Company made principal payments of $76,000 on its long-term mortgage debt.  In the first quarter of 2002, the Company made principal payments of $70,000 and received $103,000 from the proceeds of the exercise of stock options and the sale of stock to employees through its employee stock purchase program.

As of March 31, 2003, the Company had $8.0 million of outstanding debt all of which is the result of long-term mortgage debt on the Company’s manufacturing/headquarters facility and on the Company’s shipping facility. The Company has no line of credit in place.

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

CRITICAL ACCOUNTING POLICIES

Management’s beliefs regarding significant accounting policies have not changed significantly from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the quarter ended March 31, 2003 form the disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.    CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on evaluations as of a date within 90 days of the filing date of this report, our principal executive officer and principal financial officer, with the participation of our management team, have concluded that our disclosure controls and procedures (as defined in Rules …under the Securities and Exchange Act are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

(b)         Changes in internal controls

None.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1	Certification of Chief Financial Officer
Exhibit 99.2	Certification of President/CEO/Chairman

Reports on Form 8-K; 8-K/A filed on January 7, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATROL, INC.

Date: 5/15/03	By:	/s/ Elliott Balbert
Chairman, President and Chief Executive Officer

Date: 5/15/03	By:	/s/ Dennis R. Jolicoeur
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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial date and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	5/15/2003	Name:	/s/Dennis R. Jolicoeur

		Title:	Chief Financial Officer and Executive
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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial date and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	5/15/2003	Name:	/s/Elliott Balbert

		Title:	President/CEO/Chairman