Form 10-Q
period 2003-06-30
NATROL INC
filed 2003-08-14
CIK 1025573

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

YES  ☒   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule  12b-2). Yes ☐  No ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date:

Class	July 31, 2003
Common stock, $0.01 par value	12,907,981

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Natrol, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$9,086	$10,077
Accounts receivable, net of allowances for doubtful accounts of $521 and $409 at June 30, 2003 and December 31, 2002, respectively	9,492	6,790
Inventory	7,988	8,669
Income taxes receivable	425	—
Deferred income taxes	665	665
Prepaid expenses and other current assets	674	1,452
Total current assets	28,330	27,653
Property and equipment:
Building and improvements	15,612	15,607
Machinery and equipment	5,009	5,067
Furniture and office equipment	3,186	3,003
	23,807	23,677
Accumulated depreciation and amortization	(6,615)	(5,867)
	17,192	17,810
Deferred income taxes	3,853	3,853
Goodwill, net of accumulated amortization and impairment charge of $37,381	4,026	4,026
Other assets	41	39
Total assets	$53,442	$53,381

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,148	$4,395
Accrued expenses	2,281	3,358
Accrued payroll and related liabilities	1,079	693
Income taxes payable	—	205
Current portion of long-term debt	312	301
Total current liabilities	9,820	8,952
Long-term debt, less current portion	7,616	7,778
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.01 per share:
Authorized shares—2,000,000
Issued and outstanding shares—none
Common stock, par value of $0.01 per share:
Authorized shares—50,000,000
Outstanding shares—13,812,495 and 13,788,720 at June 30, 2003 and December 31, 2002, respectively	138	138
Additional paid-in capital	62,034	62,005
Accumulated deficit	(23,285)	(22,611)
	38,887	39,532
Shares held in treasury, at cost-921,900 shares at June 30, 2003 and December 31, 2002	(2,881)	(2,881)
Total stockholders’ equity	36,006	36,651
Total liabilities and stockholders’ equity	$53,442	$53,381

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
		(as restated)		(as restated)
Net sales	$18,988	$17,843	$38,155	$35,382
Cost of goods sold	12,301	10,744	23,205	21,704
Gross profit	6,687	7,099	14,950	13,678

Selling and marketing expenses	4,367	4,526	9,686	8,411
General and administrative expenses	3,036	2,222	6,033	4,567
Total operating expenses	7,403	6,748	15,719	12,978
Operating income (loss)	(716)	351	(769)	700

Interest income	4	26	14	45
Interest expense	(162)	(171)	(324)	(341)
Income (loss) before income tax provision (benefit) and cumulative effect of accounting change	(874)	206	(1,079)	404
Income tax provision (benefit)	(324)	76	(405)	153
Income (loss) before cumulative effect of change in accounting principle	(550)	130	(674)	251
Cumulative effect of change in accounting principle, net of income tax benefit of $4,139	—	—	—	(6,819)
Net income (loss)	$(550)	$130	$(674)	$(6,568)
Income (loss) per share: Income (loss) per share before cumulative effect of change in accounting principle	$(0.04)	$0.01	$(0.05)	$0.02
Income (loss) per share attributable to cumulative effect of change in accounting principle	—	—	—	(0.53)
Income (loss) per share	$(0.04)	$0.01	$(0.05)	$(0.51)

Weighted-average shares outstanding—basic and diluted	12,886,746	12,842,714	12,878,722	12,838,365

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2003	2002
	(Unaudited)
Operating activities
Net Loss	$(674)	$(6,568)
Cumulative effect of change in accounting principle, net of income taxes benefit of $4,139 in 2002	—	(6,819)
Income (loss) before cumulative effect of change in accounting principle	(674)	251
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	748	676
Provision for bad debts	112	235
Shares issued for services	15	14
Changes in operating assets and liabilities:
Accounts receivable	(2,814)	(1,882)
Inventories	681	1,777
Income taxes receivable/payable	(630)	1,830
Prepaid expenses and other current assets	778	686
Accounts payable	1,753	1,620
Accrued expenses	(1,077)	947
Accrued payroll and related liabilities	386	80
Net cash provided (used) by operating activities	(722)	6,234

Investing activities
Purchases of property and equipment	(130)	(540)
Other assets	(2)	5
Net cash used in investing activities	(132)	(535)

Financing activities
Repayments on long-term debt	(151)	(138)
Proceeds from stock purchase plan	13	7
Proceeds from exercise of stock options	1	98
Net cash used in financing activities	(137)	(33)
Net increase (decrease) in cash and cash equivalents	(991)	5,666
Cash and cash equivalents, beginning of period	10,077	5,485
Cash and cash equivalents, end of period	$9,086	$11,151

Supplemental disclosures of cash flow information:
Cash paid for interest	$325	$341

See accompanying notes

NATROL, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Natrol, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission’s Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In management’s opinion, the unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary for present fairly the Company’s financial statements as of June 30, 2003 and for all interim period presented.  The financial statements should be read in conjunction with the audited financial statement included in the Annual Report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2002 file No. 000-24567.  The results of operations for the period ended June 30, 2003 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

2.     STOCK BASED COMPENSATION

The Company accounts for its employee stock option plan under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  The Company  has a stock-based compensation plan.  The  Company’s operating results do not include a compensation charge related to this plan, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on the operating results and per share amounts as if the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, had been applied to stock-based employee compensation:

	3 Months Ended June 30,		6 Months Ended June 30,
	2003	2002	2003	2002
Income (loss) before cumulative effect of accounting change	$(550)	$130	$(674)	$251

Total stock-based expense determined under fair value based method for all awards, net of related tax benefits “Stock compensation”	$148	$132	$191	$160
Income (loss) before cumulative effect of accounting change-pro-forma	$(698)	$(2)	$(865)	$91

Net income (loss)	$(550)	$130	$(674)	$(6,568)
Stock Compensation	148	132	191	160
Pro forma net loss	$(698)	$(2)	$(865)	$(6,728)

Income (loss) per share before cumulative effect of accounting change:
Basic and diluted - as reported	$(0.04)	$0.01	$(0.05)	$(0.02)
Basic and diluted - pro forma	$(0.05)	$(0.00)	$(0.06)	$(0.00)

Net income (loss) per share:

Basic and diluted - as reported	$(0.04)	$0.01	$(0.05)	$(0.51)
Basic and diluted - pro forma	$(0.05)	$(0.00)	$(0.06)	$(0.52)

During the six months ended June 30, 2003, 160,000 stock options were granted with exercise prices equal to the fair value of the underlying Common Stock on the date of grant.  The fair market value of the underlying Common Stock on the dates of the grant ranges between $1.15 and $2.04 per share.

3.   INVENTORY

Inventories consist of the following:

	June 30, 2003	December 31, 2002

Raw material and packaging supplies	$3,380	$2,950
Work in Process	1,051	1,354
Finished goods	3,557	4,365
	$7,988	$8,669

4. SHIPPING AND HANDLING COSTS

Outbound shipping costs are classified as selling and marketing expenses and totaled $1.6 million and $1.2 million for the six months ended June 30, 2003 and 2002, respectively.

5. EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents (stock options).  Diluted earnings per share is not computed for periods in which the Company incurs a loss.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”).  This interpretation elaborates on disclosures to be made by a guarantor in its interim and annual financial statements with regard to its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002.  The adoption of the recognition and initial measurement requirements of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities.  Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests.  FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved.  This interpretation applies immediately to variable interest entities in which an enterprise holds a variable interest that it acquired after January 31, 2003. This interpretation may be applied immediately to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.  The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities.  SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity.  Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets.  In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities.  The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003.  The Company is currently evaluating the provisions of SFAS No. 150 and has not determined the impact, if any, they will have on the Company’s financial statements.

7.  OPERATING SEGMENTS

The Company has three operating segments.

•      The Natrol operating segment which manufactures and markets Natrol and Laci LeBeau branded products, and which, under the EPI name, contract manufactures products and sells raw material ingredients

•      Prolab Nutrition, Inc. (“Prolab”) which develops, manufactures and markets sports nutrition products

•      Annasa, Inc. (“Annasa”) was established during 2002 to develop a direct-to-consumer, multi-level marketing business.

Segment information for the three and six month periods ended June 30, 2003 and June 30, 2002 is as follows (in thousands):

	Natrol	Prolab	Annasa	Total

Three months ended June 30, 2003
Net sales	$13,777	$5,095	$116	$18,988
Gross profit	5,994	615	78	6,687
Income (loss) from operations	400	(732)	(384)	(716)
Other (expense) income	(161)	3	—	(158)
Income (loss) before taxes	239	(729)	(384)	(874)
Depreciation and amortization	353	21	1	375
Segment assets	42,481	10,803	158	53,442
Additions to property and equipment	30	28	3	61

	Natrol	Prolab	Annasa	Total

Three months ended June 30, 2002
Net sales	$12,715	$5,128	—	$17,843
Gross profit	5,860	1,239	—	7,099
Income (loss) from operations	472	56	$(177)	351
Other (expense) income	(155)	10	—	(145)
Income (loss) before taxes	317	66	(177)	206
Depreciation and amortization	306	22	—	328
Segment assets	39,690	11,711	—	51,401
Additions to property and equipment	474	4	—	478

	Natrol	Prolab	Annasa	Total
Six months ended June 30, 2003
Net sales	$27,707	$10,182	$266	$38,155
Gross profit	12,867	1,893	190	14,950
Income (loss) from operations	1,288	(1,164)	(893)	(769)
Other income (expense)	(318)	8	—	(310)
Income (loss) before taxes	970	(1,156)	(893)	(1,079)
Depreciation and amortization	705	41	2	748
Segment assets	42,481	10,803	158	53,442
Additions to property and equipment	97	29	4	130

	Natrol	Prolab	Annasa	Total
Six months ended June 30, 2002
Net sales	$25,400	$9,982	—	$35,382
Gross profit	11,215	2,463	—	13,678
Income (loss) from operations	600	277	$(177)	700
Other income (expense)	(317)	21	—	(296)
Income (loss) before taxes	283	298	(177)	404
Depreciation and amortization	631	45	—	676
Segment assets	39,690	11,711	—	51,401
Additions to property and equipment	531	9	—	540

8.     RESTATEMENT OF JUNE 30, 2002 FINANCIAL STATEMENTS

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.  As initially applied, the Company reclassified approximately $3.6 million out of goodwill and into a separately identified intangible asset related to a supply contract.  The supply contract had originally been acquired as part of the Company’s acquisition of EPI.  The supply contract had a remaining life of six years, and during the six months ended June 30, 2002 the Company had recorded amortization expense of $300,000 and an increase in income tax expenses of $112,000.  During the fourth quarter of 2002, the Company determined that the supply contract should not have been reclassified out of goodwill as it had not been assigned a cost equal to its estimated fair value at the date the EPI acquisition was initially recorded, and because the amount had not been separately identified in the accounting records or previously amortized over its useful life.  As a result, the $3.6 million was reallocated to goodwill retroactive to January 1, 2002.  Pursuant to the requirements of SFAS No. 142, goodwill is not amortized, but subject to an annual impairment test.  The Company recorded an impairment charge of $10,958,000 as a cumulative effect of a change in accounting principle in the first quarter of 2002.  The $3.6 million described above was included in that amount.

The interim financial statements for the three and six month periods ended June 30, 2002 have respectively been restated to reflect a reduction in amortization expense of $150,000 and $300,000 respectively.

	Three Months ended June 30, 2002		Six Months ended June 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)		(in thousands)

Net Sales	$17,843	$17,843	$35,382	$35,382
Gross profit	7,099	7,099	13,678	13,678
Operating expenses	6,898	6,748	13,278	12,978
Income before cumulative effect of change in accounting principle	36	130	63	251

9.     SUBSEQUENT EVENTS

Subsequent to June 30, 2003, the Company placed $5.0 million of its cash with an insurer as part of a self-insurance program for product liability insurance.  This cash will be classified on the Company’s balance sheet as restricted cash.  The cash will be returned to the Company at the end of the five-year term of the self-insurance program.  The cash, which serves as collateral for the self-insurance program, will earn interest income during the investment period.  The Company will not have access to this cash for the five-year life of the self-insurance program.  However, the policy is cancelable by the Company at any time and should the Company choose to cancel the self-insurance program, the cash will be returned to the Company.

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

Factors that could cause or contribute to the Company’s actual results differing materially from those discussed herein or for the Company’s stock price to be affected adversely include, but are not limited to: (i) industry trends, including a general downturn or slowing of the growth of the dietary supplement industry; (ii) increased competition from current competitors and new market entrants including but not limited to increased competition from private label house brands supported by retailers seeking to increase the market share of their proprietary house brands; (iii) adverse publicity regarding the dietary supplement industry or the Company’s products including recent publicity regarding ephedrine-based products; (iv) exposure to product liability claims including product liability claims for which the Company self insures; (v) exposure to and the expense of resolving and defending potential liability claims that are left uncovered by the Company’s insurance policies other than product liability for which the company self insures; (vi) the Company’s dependence upon its ability to develop new products; (vii) a continued high rate (or increase in the rate) of returns of the Company’s products; (viii) the Company’s ability to manage inventory or sell its inventory before such inventory becomes outdated, (xix) the Company’s ability to gain or expand or maintain distribution within new or existing customers and new or existing channels of trade; (x) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising, or rebates; (xi) adverse changes in government regulation or changes in local or national laws; (xii) dependence on significant customers; (xiii) the Company’s ability to keep and attract key management employees; (xiv) the Company’s inability to manage growth and execute its business plan, or the Company’s ability to modify its business plan in response to market conditions, including, but not limited to, its ability to enter into new businesses and capitalize upon new business opportunities; (xv) the Company’s ability to consummate future acquisitions and its ability to integrate acquired businesses; (xvi) the absence of conclusive clinical studies for many of the Company’s products; (xvii) the Company’s inability to obtain raw materials that are in short supply including its ability to obtain garlic powders under its supply agreement with ConAgra for its Essentially Pure Ingredient (EPI) raw material sales division; (xviii) sales and earnings volatility, (xix) volatility of the stock market; (xx) the Company’s ability to manufacture its products efficiently; (xxi) the Company’s reliance on independent brokers to sell its products; (xxii) the inability of the Company to protect its intellectual property; (xxiii) control of the Company by principal shareholders, (xxiv) the possible sale of large amounts of stock by controlling stockholders; (xxv) a general downturn in the national economy as a whole; (xxvi) continued market acceptance of Natrol supplements, Laci Le Beau teas, Prolab’s sports nutrition products and EPI’s raw material products; (xxvii) increases in the cost of borrowings; (xxviii) unavailability of additional debt or equity capital; (xix) legal actions brought forth by governmental and private agencies; and, (xx) that its investment in a new multi-level marketing company, Annasa Inc., will prove not to be profitable in the near or long-term.

RESULTS OF OPERATIONS

The following discussion of the results of operations and the financial condition of the Company should be read in conjunction with the response to PART 1. ITEM 1 of this report.

THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

NET SALES. Sales are recognized at the time product is shipped, FOB shipping point. Net sales are net of discounts, allowances, estimated returns and credits, slotting fees, rebates and other expenses that reduce the cost of product to the Company’s customers.  Net sales increased 6.4%, or $1.1 million, to $19.0 million for the three months ended June 30, 2003 from $17.9 million for the three months ended June 30, 2002.  The increase in net sales was primarily due to a $1.0 million reduction in the cost of returns, damages and outdates in the quarter when compared to the second quarter of 2002.  Returns and damage claims are netted against gross sales when calculating net sales.  During the quarter ended June 30, 2003, returns as a percentage of gross sales were 4.3% as compared to 9.4% in the quarter ended June 30, 2002.

GROSS PROFIT.  Gross profit decreased 5.8%, or $412,000, to $6.7 million for the three months ended June 30, 2003 from $7.1 million for the three months ended June 30, 2002.  Gross margin decreased to 35.2% for the three months ended June 30, 2003 from 39.8% for the three months ended June 30, 2002.  The decrease in gross margin was due to the write down of outdated inventory in both the Natrol and Prolab operating segments.  As part of its internal controls, the Company regularly evaluates its inventory, checking it for expiration dates and Company usage volumes against the amount of inventory on hand.  The Company writes down material related to discontinued items or material that cannot be sold due to packaging changes.  When deemed appropriate, the Company will write down inventory which, in the Company’s best judgment, cannot be sold or disposed of at full carrying value. For all of the above reasons, the Company wrote off approximately $578,000 of Prolab inventory and $762,000 of Natrol inventory during the quarter ended June 30, 2003.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses decreased 3.5%, or $159,000, to $4.4 million for the three months ended June 30, 2003 from $4.5 million for the three months ended June 30, 2002. The Company incurred $221,000 of selling and marketing expenses as part of its launch of its Annasa multi-level marketing subsidiary during the quarter ended June 30, 2003.  The Company incurred $65,000 of Annasa related selling and marketing expenses in the second quarter of 2002. Sales and marketing expenses of the Company’s Prolab segment were approximately $850,000 during both the second quarter of 2003 and the second quarter of 2002.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, as well as professional fees related to legal, audit and tax matters and depreciation. General and administrative expenses increased 36.6%, or $814,000, to $3.0 million for the three months ended June 30, 2003 from $2.2 million for the three months ended June 30, 2002.  Approximately $130,000 of the increase was due to increased expenses for Annasa as compared to the second quarter of 2002.  Insurance costs for the quarter ended June 30, 2002 were approximately $260,000 more than in the same quarter of 2002.  The remaining increase in expenses was primarily due to increased payroll, legal and other professional fees.

INTEREST EXPENSE.  The Company recorded interest expense of $162,000 for the three months ended June 30, 2003 as compared to interest expense of $171,000 for the three months ended June 30, 2002. The Company pays interest on approximately $7.9 million of long-term mortgage debt and the difference in interest expense was due to amortization schedules related to these loans.

INCOME TAX PROVISION. For the three months ended June 30, 2003 the Company’s effective tax rate was approximately 37.5%.  For the three months ended June 30, 2002 the Company’s effective tax rate was 37.1%.

SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

NET SALES. Net sales increased 7.8%, or $2.8 million, to $38.2 million for the six months ended June 30, 2003 from $35.4 million for the six months ended June 30, 2002.  The increase in net sales was primarily due to a $3.4 million reduction in the cost of returns, damages and outdates in the quarter when compared to the second quarter of 2002.  Returns and damage claims are netted against gross sales when calculating net sales.  During the quarter ended June 30, 2003, returns as a percentage of gross sales were 4.0% as compared to 12.0% in the quarter ended June 20, 2002.

GROSS PROFIT.  Gross profit increased 9.3%, or $1.3 million, to $15.0 million for the six months ended June 30, 2003 from $13.7 million for the six months ended June 30, 2002. Gross margin increased to 39.2% for the six months ended June 30, 2003 from 38.7% for the six months ended June 30, 2002. The increase in gross margin was due to a small decrease in the percentage cost of materials offset by inventory write-offs and increases in overhead.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased 15.2%, or $1.3 million, to $9.7 million for the six months ended June 30, 2003 from $8.4 million for the six months ended June 30, 2002. The Company incurred $552,000 of selling and marketing expenses as part of its launch of its Annasa multi-level marketing subsidiary during the six months ended June 30, 2003 as opposed to $65,000 of Annasa related selling and marketing expenses incurred during the six months ended June 30, 2002. Sales and marketing expenses of the Company’s Prolab segment were approximately $500,000 more during the six months ended June 30, 2003 than in the six months ended June 30, 2002.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, research and development expenses, as well as professional fees related to legal, audit and tax matters and depreciation and amortization. General and administrative expenses increased 32.1%, or $1.4 million, to $6.0 million for the six months ended June 30, 2003 from $4.6 million for the six months ended June 30, 2002.  Of the increase, $355,000 was due to the build up of Annasa during its launch phase, $632,000 was due to increased insurance costs, $179,000 was due to increased legal expenses and the remainder was due to increased professional fees and increased payroll expenditures.

CUMMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. In January, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill not be amortized. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. Goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. As it adopted SFAS No. 142, the Company tested goodwill for impairment using the two-step process prescribed in SFAS No.142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first step of the impairment test, and determined that the there was no impairment of the Prolab segment, but that there was potential impairment of the Natrol segment. The Company performed the second step as of January 1, 2002 for the Natrol segment and determined that its goodwill balance of $10,958,000 was impaired. The impairment loss was recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the six months ended June 30, 2002.

INTEREST EXPENSE.  Interest expense decreased to $324,000 for the six months ended June 30, 2003 from $341,000 for the six months ended June 30, 2002. The Company pays interest on approximately $7.9 million of long-term mortgage debt and the difference in interest expense was due to amortization schedules related to these loans.

INCOME TAX PROVISION. The Company’s effective tax rate was approximately 37.5% in the six months ended June 30, 2003 as compared to 39.7% in the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had working capital of $18.5 million as compared to $18.7 million in working capital at December 31, 2002. The Company’s cash balance at June 30, 2003 was approximately $9.1 million.

Net cash used in operating activities was $722,000 for the six months ended June 30, 2003 versus net cash provided of $6.2 million for the six months ended June 30, 2002. Cash used in operating activities during the six month period ended June 30, 2003 was primarily due to the Company’s net loss of $674,000, an increase in accounts receivable and other receivables of $2.8 million, offset by an increase in net accounts payables and other accruals of $1.1 million, depreciation and amortization of $748,000 and a decrease in inventory of $681,000.

Net cash used in investing activities was $132,000 for the six months ended June 30, 2003 versus net cash used of $535,000 during the six months ended June 30, 2002. Nearly all of the cash used in investing activities in both periods was for property and equipment. During 2002, the Company invested in SAP software and installation as it upgraded its computerized management systems.  The total investment in SAP software and installation and required hardware during 2002 amounted to approximately $1.2 million.

Net cash used in financing activities was $137,000 for the six months ended June, 2003 as opposed to $33,000 used by financing activities during the six months ended June 30, 2002. During the six months ended June, 2003, the Company made principal payments of $151,000 on  its long-term mortgage debt.  During the six months ended June 30, 2002, the Company made principal payments of $138,000 on its long-term mortgage debt and received $105,000 from the proceeds of the exercise of stock options and the sale of stock to employees through its employee stock purchase program.

As of June 30, 2003, the Company had $7.9 million of outstanding debt, all of which is the result of long-term mortgage debt on the Company’s manufacturing/headquarters facility and on the Company’s shipping facility. Because of the Company’s working capital position and its estimates of future cash flows, the Company does not maintain a line of credit.

The Company expects its cash balances to decline during the next several quarters as it invests in the operations of its Annasa multi-level marketing subsidiary.

Subsequent to June 30, 2003, the Company placed $5.0 million of its cash with an insurer as part of a self-insurance program for product liability insurance.  This cash will be classified on the Company’s balance sheet as restricted cash.  The cash will be returned to the Company at the end of the five-year term of the self-insurance program.  The cash, which serves as collateral for the self-insurance program, will earn interest income during the investment period.  The Company will not have access to this cash for the five-year life of the self-insurance program.  However, the policy is cancelable by the Company at any time and should the Company choose to cancel the self-insurance program the cash will be returned to the Company.

Despite the decline in available cash due to the self-insurance program and cash required for ongoing operations, the Company believes that its current cash balance will be sufficient to fund its anticipated working capital needs and capital expenditures for the next 12 months.  If the Company’s expectations are not met and the Company has to borrow funds, the cost of borrowing may be unfavorable and the terms of such borrowings may limit the Company’s ability to grow.

CRITICAL ACCOUNTING POLICIES

Management’s beliefs regarding significant accounting policies have not changed significantly from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the six months ended June 30, 2003 from the disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.    CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), within the 90 days prior to this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based on evaluations as of a date within 90 days of the filing date of this report, our Chief Executive Officer and Chief Financial Officer, with the participation of our management team, have concluded that our disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)   Changes in internal controls

None.

PART II

OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)	The 2002 Annual Meeting of Stockholders of Natrol, Inc. (the “Annual Meeting”) was held on June 12, 2002.
b)	At the Annual Meeting, the following were re-elected to the Company’s Board of Directors:

	Votes For	Votes Withheld
Vernon Brunner	12,433,458	32,042
Ronald J. Consiglio	12,433,458	32,042

The following individuals are members of the Company’s Board of Directors whose terms of office as directors continued after the Annual Meeting.

Elliott Balbert
Vernon Brunner
Gordon F. Bruner
Dennis De Concini

Dennis R. Jolicoeur

Ronald J.  Consiglio

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1	Certification of Chief Financial Officer
Exhibit 99.2	Certification of President/CEO/Chairman

Reports on Form 8-K

Form 8-K with respect to a press release dated June 13, 2003, which corrected a previous press release dated June 3, 2003, was filed on June 13, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATROL, INC.

Date: 8/14/03	By:	/s/ Elliott Balbert
Chairman, President and Chief Executive Officer

Date: 8/14/03	By:	/s/ Dennis R. Jolicoeur
Chief Financial Officer and Executive Vice President