Form 10-Q
period 2003-09-30
NATROL INC
filed 2003-11-14
CIK 1025573

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

YES  ☒   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule  12b-2). Yes ☐  No ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date:

Class	November 1, 2003
Common stock, $0.01 par value	13,078,245

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Natrol, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$2,029	$10,077
Accounts receivable, net of allowances for doubtful accounts of $527 and $409 at September 30, 2003 and December 31, 2002, respectively	9,703	6,790
Inventory	8,044	8,669
Income taxes receivable	572	—
Deferred income taxes	665	665
Prepaid expenses and other current assets	6,374	1,452
Total current assets	27,387	27,653
Property and equipment:
Building and improvements	15,612	15,607
Machinery and equipment	5,142	5,067
Furniture and office equipment	3,144	3,003
	23,898	23,677
Accumulated depreciation and amortization	(6,983)	(5,867)
	16,915	17,810
Deferred income taxes	3,853	3,853
Goodwill, net of accumulated amortization and impairment charge of $37,381	4,026	4,026
Other assets	85	39
Total assets	$52,266	$53,381

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,087	$4,395
Accrued expenses	2,441	3,358
Accrued payroll and related liabilities	1,018	693
Income taxes payable	—	205
Current portion of long-term debt	318	301
Total current liabilities	8,864	8,952
Long-term debt, less current portion	7,535	7,778
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.01 per share:
Authorized shares—2,000,000
Issued and outstanding shares—none
Common stock, par value of $0.01 per share:
Authorized shares—50,000,000
Outstanding shares—13,070,308 and 13,788,720 at September 30, 2003 and December 31, 2002, respectively	140	138
Additional paid-in capital	62,285	62,005
Accumulated deficit	(23,677)	(22,611)
	38,748	39,532
Shares held in treasury, at cost—921,900 shares at September 30, 2003 and December 31, 2002	(2,881)	(2,881)
Total stockholders’ equity	35,867	36,651
Total liabilities and stockholders’ equity	$52,266	$53,381

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
		(As restated)		(As restated)
Net sales	$17,599	$18,021	$55,754	$53,403
Cost of goods sold	10,672	11,035	33,877	32,740
Gross profit	6,927	6,986	21,877	20,663

Selling and marketing expenses	4,533	4,675	14,219	12,758
General and administrative expenses	2,807	2,478	8,840	7,373
Total operating expenses	7,340	7,153	23,059	20,131
Operating income (loss)	(413)	(167)	(1,182)	532

Interest income	2	24	16	69
Interest expense	(163)	(169)	(487)	(510)
Income (loss) before income tax provision (benefit) and cumulative effect of accounting change	(574)	(312)	(1,653)	91
Income tax provision (benefit)	(182)	(124)	(587)	29
Income (loss) before cumulative effect of change in accounting principle	(392)	(188)	(1,066)	62
Cumulative effect of change in accounting principle, net of income tax benefit of $4,139	—	—	—	(6,819)
Net loss	$(392)	$(188)	$(1,066)	$(6,757)
Income (loss) per share before cumulative effect of change in accounting principle	$(0.03)	$(0.01)	$(0.08)	$0.00
Loss per share attributable to cumulative effect of change in accounting principle	—	—	—	(0.53)
Loss per share	$(0.03)	$(0.01)	$(0.08)	$(0.53)

Weighted-average shares outstanding—basic and diluted	12,915,285	12,847,397	12,892,196	12,860,577

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002

Operating activities
Net Loss	$(1,066)	$(6,757)
Cumulative effect of change in accounting principle, net of income taxes benefit of $4,139 in 2002	—	(6,819)
Income (loss) before cumulative effect of change in accounting principle	(1,066)	62
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,116	901
Provision for bad debts	118	257
Shares issued for services	—	17
Changes in operating assets and liabilities:
Accounts receivable	(3,031)	(693)
Inventory	625	2,188
Income taxes receivable/payable	(777)	1,655
Prepaid expenses and other current assets	(4,922)	603
Accounts payable	692	1,720
Accrued expenses	(917)	(535)
Accrued payroll and related liabilities	325	(65)
Net cash provided (used) by operating activities	(7,837)	6,110

Investing activities
Purchases of property and equipment	(221)	(995)
Other assets	(46)	4
Net cash used in investing activities	(267)	(991)

Financing activities
Repayments on long-term debt	(226)	(208)
Proceeds from stock purchase plan	37	21
Proceeds from exercise of stock options	245	98
Net cash provided by (used in) financing activities	56	(89)
Net increase (decrease) in cash and cash equivalents	(8,048)	5,030
Cash and cash equivalents, beginning of period	10,077	5,485
Cash and cash equivalents, end of period	$2,029	$10,515

Supplemental disclosures of cash flow information:
Cash paid for interest	$490	$510

See accompanying notes

NATROL, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Natrol, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and Article 10 of the Securities and Exchange Commission’s Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.  In management’s opinion, the unaudited financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial statements as of September 30, 2003 and for all interim periods presented.  The financial statements should be read in conjunction with the audited financial statements included in the Annual Report of the Company filed on Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2002.  The results of operations for the periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

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

	3 Months Ended September 30,		9 Months Ended September 30,
	2003	2002	2003	2002
Income (loss) before cumulative effect of accounting change	$(392)	$(188)	$(1,066)	$62

Total stock-based expense determined under fair value based method for all awards, net of related tax benefits “Stock compensation”	196	202	571	607
Loss before cumulative effect of accounting change-pro-forma	$(588)	$(390)	$(1,637)	$(545)

Net loss	$(392)	$(188)	$(1,066)	$(6,757)
Stock Compensation	196	202	571	607
Pro forma net loss	$(588)	$(390)	$(1,637)	$(7,364)

Income (loss) per share before cumulative effect of accounting change:
Basic and diluted - as reported	$(0.03)	$(0.01)	$(0.08)	$0.00
Basic and diluted - pro forma	$(0.05)	$(0.03)	$(0.13)	$(0.04)

Net loss per share:

Basic and diluted - as reported	$(0.03)	$(0.01)	$(0.08)	$(0.53)
Basic and diluted - pro forma	$(0.05)	$(0.03)	$(0.13)	$(0.57)

During the nine months ended September 30, 2003, 160,000 stock options were granted with exercise prices equal to the fair value of the underlying Common Stock on the date of grant.  The fair market value of the underlying Common Stock on the dates of the grant ranges between $1.15 and $2.04 per share.

3.  INVENTORY

Inventories consist of the following:

	September 30, 2003	December 31, 2002

Raw material and packaging supplies	$3,299	$2,950
Work in Process	1,350	1,354
Finished goods	3,395	4,365
	$8,044	$8,669

4. SHIPPING AND HANDLING COSTS

Outbound shipping costs are classified as selling and marketing expenses and totaled $2.7 million and $2.2 million for the nine months ended September 30, 2003 and 2002, respectively.

5. EARNINGS PER SHARE

Basic earnings per share have been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents (stock options).  Diluted earnings per share are not computed for periods in which the Company incurs a loss.

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

In May 2003, the FASB issued SFAS No. 150 Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities.  SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity.  Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets.  In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities.  Certain aspects of SFAS No. 150 have been deferred; however, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003.  The adaptation of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

7.  OPERATING SEGMENTS

The Company has three operating segments, as follows:

•                  The Natrol operating segment which manufactures and markets Natrol and Laci LeBeau branded products, and which, under the EPI name, contract manufactures products and sells raw material ingredients

•                  Prolab Nutrition, Inc. (“Prolab”) which develops, manufactures and markets sports nutrition products

•                  Annasa, Inc. (“Annasa”) was established during 2002 to develop a direct-to-consumer, multi-level marketing business.

Segment information for the three and nine month periods ended September 30, 2003 and September 30, 2002 is as follows (in thousands):

	Natrol	Prolab	Annasa	Total

Three months ended September 30, 2003
Net sales	$12,379	$5,022	$198	$17,599
Gross profit	5,497	1,316	114	6,927
Income (loss) from operations	191	(83)	(521)	(413)
Other expense	(161)	—	—	(161)
Income (loss) before taxes	30	(83)	(521)	(574)
Depreciation and amortization	347	20	1	368
Segment assets	41,852	10,318	96	52,266
Additions to property and equipment	89	2	—	91

	Natrol	Prolab	Annasa	Total

Three months ended September 30, 2002
Net sales	$12,865	$5,156	—	$18,021
Gross profit	5,912	1,074	—	6,986
Income (loss) from operations	530	(278)	$(419)	(167)
Other (expense) income	(153)	8	—	(145)
Income (loss) before taxes	377	(270)	(419)	(312)
Depreciation and amortization	202	23	—	225
Segment assets	39,177	14,418	49	53,644
Additions to property and equipment	452	3	—	455

	Natrol	Prolab	Annasa	Total
Nine months ended September 30, 2003
Net sales	$40,085	$15,204	$465	$55,754
Gross profit	18,364	3,209	304	21,877
Income (loss) from operations	1,479	(1,247)	(1,414)	(1,182)
Other income (expense)	(479)	8	—	(471)
Income (loss) before taxes	1,000	(1,239)	(1,414)	(1,653)
Depreciation and amortization	1,052	61	3	1,116
Segment assets	41,852	10,318	96	52,266
Additions to property and equipment	186	31	4	221

	Natrol	Prolab	Annasa	Total
Nine months ended September 30, 2002
Net sales	$38,265	$15,138	—	$53,403
Gross profit	17,126	3,537	—	20,663
Income (loss) from operations	1,129	(1)	$(596)	532
Other income (expense)	(471)	30	—	(441)
Income (loss) before taxes	658	29	(596)	91
Depreciation and amortization	833	68	—	901
Segment assets	39,177	14,418	49	53,644
Additions to property and equipment	984	11	—	995

8.               RESTATEMENT OF SEPTEMBER 30, 2002 FINANCIAL STATEMENTS

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.  As initially applied, the Company reclassified approximately $3.6 million out of goodwill and into a separately identified intangible asset related to a supply contract.  The supply contract had originally been acquired as part of the Company’s acquisition of EPI.  The supply contract had a remaining life of six years, and during the nine months ended September 30, 2002 the Company had recorded amortization expense of $450,000 and an increase in income tax expenses of $168,000.  During the fourth quarter of 2002, the Company determined that the supply contract should not have been reclassified out of goodwill as it had not been assigned a cost equal to its estimated fair value at the date the EPI acquisition was initially recorded, and because the amount had not been separately identified in the accounting records or previously amortized over its useful life.  As a result, the $3.6 million was reallocated to goodwill retroactive to January 1, 2002.  Pursuant to the requirements of SFAS No. 142, goodwill is not amortized, but subject to an annual impairment test.  The Company recorded an impairment charge of $10,958,000 as a cumulative effect of a change in accounting principle in the first quarter of 2002.  The $3.6 million described above was included in that amount.

The interim financial statements for the three and nine month periods ended September 30, 2002 have respectively been restated to reflect a reduction in amortization expense of $150,000 and $450,000 respectively.

	Three Months ended September 30, 2002		Nine Months ended September 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)		(In thousands)

Net Sales	$18,021	$18,021	$53,403	$53,403
Gross profit	6,986	6,986	20,663	20,663
Operating expenses	7,303	7,153	20,581	20,131
Income (loss) before cumulative effect of change in accounting principle	(282)	(188)	(220)	62

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

NET SALES. Sales are recognized at the time product is shipped, FOB shipping point. Net sales are net of discounts, allowances, estimated returns and credits, slotting fees, rebates and other expenses that reduce the cost of product to the Company’s customers.  Net sales decreased 2.3%, or $422,000, to $17.6 million for the three months ended September 30, 2003 from $18.0 million for the three months ended September 30, 2002.  The Natrol segment declined approximately $486,000 when comparing the third quarter of 2003 with the third quarter of 2002.  Approximately $300,000 of decline in sales was due to the increased cost of discounts, and allowances for promotional activity and returns.

Net sales for the Prolab segment declined $134,000 when comparing the third quarter of 2003 with the third quarter of 2002.  During the third quarter 2003, the Company announced that all customer service and accounting functions would be moved from Prolab’s facility in Connecticut to the Natrol’s corporate headquarters facility in California.  This factor may have affected the level of Prolab’s sales during the quarter.

For the Company as a whole, for the three months ended September 30, 2003 the cost of returns, damages, and outdates were 5.6% of gross shipments as opposed to 5.5% of gross shipments during the same period in 2002. For the nine months ended September 30, 2003 the cost of returns, damages, and outdates fell to 4.8% of gross shipments from 9.1% for 2002.  The decline in returns is the result of cooperative efforts between the Company and its mass-market customers to improve store level display and distribution of the Company’s products thereby reducing the level of returns.

The declines in net sales revenue for the Natrol and Prolab operating segments were partially offset by $200,000 of net sales revenue generated by the Annasa segment.  The Annasa segment did not generate revenue during the first nine months of 2002.

GROSS PROFIT.  Gross profit decreased by less than 1% or $59,000 to $6.9 million for the three months ended September 30, 2003 when compared to the three months ended September 30, 2002.  Gross margin increased to 39.4% for the three months ended September 30, 2003 from 38.8% for the three months ended September 30, 2002.  The increase in gross margin was due to product mix and promotional activity and is not considered significant.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses consist primarily of sales and marketing payroll, advertising and certain promotional expenses, distribution costs and commissions paid to independent brokers.  Selling and marketing expenses decreased 3.0%, or $142,000, to $4.5 million for the three months ended September 30, 2003 from $4.7 million for the three months ended September 30, 2002. The Company incurred $369,000 of selling and marketing expenses as part of its launch of its Annasa multi-level marketing subsidiary during the quarter ended September 30, 2003 as opposed to $188,000 incurred during the quarter ended September 20, 2002.  Offsetting the $181,000 increase in selling and marketing expenses within the Annasa segment were a decline in expenses of approximately $323,000 at the Prolab and Natrol segments.  Selling and marketing expenses include the cost of distribution.  This cost rose significantly for the Natrol and Prolab operating segments in 2003, from approximately $655,000 for the quarter ended September 30, 2002 to $798,000 for the quarter ended September 30, 2003.  The cost increase was due to higher freight charges from commercial shippers as well as the increased cost of shipping labor.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, as well as insurance costs and professional fees related to legal, audit and tax matters and depreciation. General and administrative expenses increased 13.3%, or $329,000, to $2.8 million for the three months ended September 30, 2003 from $2.5 million for the three months ended September 30, 2002.  Approximately $45,000 of the increase was due to increased expenses for Annasa as compared to the third quarter of 2002.  The remaining increase in expenses was primarily due to professional fees paid to consultants.

INCOME TAX PROVISION. For the three months ended September 30, 2003 the Company’s effective tax rate was approximately 31.7%.  For the three months ended September 30, 2002 the Company’s effective tax rate was 39.7%.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

NET SALES. Net sales increased 4.4%, or $2.4 million, to $55.8 million for the nine months ended September 30, 2003 from $53.4 million for the nine months ended September 30, 2002.  The increase in net sales was primarily due to a $3.5 million reduction in the cost of returns, damages and outdates during the nine months ended September 30,2003 as compared to the same nine months of 2002.  Returns and damage claims are netted against gross sales when calculating net sales.  The savings in returns were partially offset by an increased level in promotional expenditures and other discounts which are netted against gross sales when calculating net sales.  For the nine months ended September 20, 2003 the cost of returns, damages, and outdates fell to 4.4% of gross shipments from 9.9% of gross shipments during the same period in 2002.

GROSS PROFIT.  Gross profit increased 5.9%, or $1.2 million, to $21.9 million for the nine months ended September 30, 2003 from $20.7 million for the nine months ended September 30, 2002. Gross margin increased to 39.2% for the nine months ended September 30, 2003 from 38.7% for the nine months ended September 30, 2002. The increase in gross margin was due to changes in product mix and promotional activity as well as the decline in returns.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 11.5%, or $1.5 million, to $14.2 million for the nine months ended September 30, 2003 from $12.8 million for the nine months ended September 30, 2002. The Company incurred $921,000 of selling and marketing expenses as part of its launch of its Annasa multi-level marketing subsidiary during the nine months ended September 30, 2003 as opposed to $253,000 of Annasa related selling and marketing expenses incurred during the nine months ended September 30, 2002. Approximately $530,000 of the approximately $730,000 remaining increase in selling and marketing expenses was due to the increased costs of shipping product to customers, which was due to higher freight charges from commercial shippers as well as the increased cost of shipping labor.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 19.9%, or $1.5 million, to $8.8 million for the nine months ended September 30, 2003 from $7.4 million for the nine months ended September 30, 2002.  Of the increase, $465,000 was due to increased expenditures by the Annasa segment, $751,000 was due to increased insurance costs, $225,000 was due to the use of consultants for a special project. In July, the Company began to self-insure its product liability insurance in order to reduce its insurance costs (related discussion is included within Liquidity and Capital Resources).

CUMMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. In January 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill not be amortized. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. Goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. As it adopted SFAS No. 142, the Company tested goodwill for impairment using the two-step process prescribed in SFAS No.142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first step of the impairment test, and determined that the there was no impairment of the Prolab segment, but that there was potential impairment of the Natrol segment. The Company performed the second step as of January 1, 2002 for the Natrol segment and determined that its goodwill balance of $10,958,000 was impaired. The impairment loss was recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the nine months ended September 30, 2002.

INCOME TAX PROVISION. The Company’s effective tax rate was approximately 35.5% in the nine months ended September 30, 2003 as compared to 31.9% in the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had working capital of $18.5 million as compared to $18.7 million in working capital at December 31, 2002. The Company’s cash balance at September 30, 2003 was approximately $2.0 million.  The Company had an additional $5.0 million at the end of the quarter which is restricted as part of a self-insurance program.  This amount is classified as Prepaid expenses and other current assets on the accompanying September 30, 2003 balance sheet.  Should the Company cancel its self-insurance program and choose to insure itself using traditional insurance policies, this amount would be returned and available for use by the Company.

Net cash used in operating activities was $7.8 million for the nine months ended September 30, 2003 versus net cash provided of $6.1 million for the nine months ended September 30, 2002. Cash used in operating activities during the nine month period ended September 30, 2003 was primarily due to the Company’s net loss of $1.1 million, an increase in accounts receivable of $3.0 million, an increase in income tax receivables of $777,000, an increase in prepaid expenses and other current assets of approximately $4.9 and a decrease in accrued expenses of $917,000, offset by an increase in net accounts payables and other accruals of $1.0 million, depreciation and amortization of $1.1 million and a decrease in inventory of $625,000.  In July 2003, the Company placed $5 million into escrow with an insurance company as part of a self-insurance program. The Company earns 1.65% on the $5 million.  When the funds were placed into escrow, the Company reclassified the asset to Prepaid expenses and other current assets. Should the company cancel the self-insurance program and choose to insure itself using traditional insurance policies, the restricted funds would no longer be restricted and the funds would return to the Company.  The policy period of the self-insurance program is five years, but the Company may cancel the program at any time.

The Company elected to self insure upon completion of a retrospective review and analysis of cost, coverage, litigation asserted by insurers issuing standard general and product liability coverage, litigation expense and claims resolution history.  The Company concluded that the use of traditional insurance did not limit the Company’s exposure to advertising and regulatory claims which traditional coverage refused to cover, and that self-insurance would not increase the risk of claims arising out of the normal course of business.  This program has reduced insurance premiums, based on actual payments made in 2002, by approximately $1.2 million annually.

Accounts receivable as of September 30, 2003 was approximately $3.0 million higher than December 31, 2002 in part due to the timing of sales.  In particular, an increase in sales to a large account during the later half of the third quarter of 2003 resulted in an increase in this customer’s accounts receivable balance by $1.2 million at September 30, 2003 from December 31, 2002.  This customer is current as of September 30, 2003.  In addition, the Company maintained more than $600,000 of accounts receivable balances as of September 30, 2003 related to accounts that had no balances as of December 31, 2002.  Furthermore, certain of the Company’s mass-market accounts maintained credit balances as of December 31, 2002 due to credits claimed for returns.  These same mass-market merchants had positive balances as of September 30, 2003.  The level of returns for the nine months ended September 30, 2003 has fallen to 4.8% of gross shipments compared to 9.1% for 2002.  The Company’s average days sales in accounts receivable is approximately 47 days for nine months ended September 30, 2003.

Net cash used in investing activities was $267,000 for the nine months ended September 30, 2003 versus net cash used of $991,000 during the nine months ended September 30, 2002. Nearly all of the cash used in investing activities in both periods was for property and equipment. During 2002, the Company invested in SAP software and installation as it upgraded its computerized management systems.  Expenditures in 2003 were primarily for manufacturing equipment.

Net cash provided by financing activities was $56,000 for the nine months ended September 2003 as opposed to $89,000 used by financing activities during the nine months ended September 30, 2002. During the nine months ended September 30, 2003, the Company made principal payments of $226,000 on its long-term mortgage debt.  During the nine months ended September 30, 2002, the Company made principal payments of $208,000 on its long-term mortgage debt.  During the nine months ended September 30, 2003 the Company received $282,000 from proceeds of the exercise of stock options and the sale of stock to employees through its employee stock purchase program versus $119,000 received during the same period in 2002.

As of September 30, 2003, the Company had $7.9 million of outstanding debt, all of which is the result of long-term mortgage debt on the Company’s manufacturing/headquarters facility and on the Company’s shipping facility.

The Company may need to establish a line of credit due to the decline in available cash due to the self-insurance program and cash required for ongoing operations.  The Company believes that due to Company’s debt to equity ratio and the quality of its assets, it will be able to borrow funds should it need to.  However, should the Company have to borrow funds, the cost of borrowing may be unfavorable and the terms of such borrowings may limit the Company’s ability to grow.

The Company’s contractual obligations and commitments have not changed significantly from those discussed in item 7 of the Company’s Annual Report on filed on From 10-K for the year ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES

Management’s beliefs regarding significant accounting policies have not changed significantly from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the nine months ended September 30, 2003 from the disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.           Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within the Company and its consolidated subsidiaries during the period covered by this report.

From time to time, the Company reviews the disclosure controls and procedures, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.  There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1	Certification of Chief Financial Officer
Exhibit 31.2	Certification of President/CEO/Chairman
Exhibit 32.1	Certification of Chief Financial Officer
Exhibit 32.2	Certification of President/CEO/Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATROL, INC.

Date: 11/14/03	By:	/s/ Elliott Balbert
Chairman, President and Chief Executive Officer

Date: 11/14/03	By:	/s/ Dennis R. Jolicoeur
Chief Financial Officer and Executive Vice President