Form 10-K
period 2003-12-31
NATROL INC
filed 2004-04-14
CIK 1025573

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS
PURSUANT TO SECTIONS 13 AND 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2003
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

        The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates of the registrant on June 30, 2003 was approximately $29.9 million based upon the closing price per share of the registrant's Common Stock as reported on the NASDAQ National Market on such date. Calculations of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 10% or more of the outstanding Common Stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 15, 2004, the registrant had 13,166,686 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NATROL, INC.
2003 ANNUAL REPORT on Form 10-K

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

        Factors that could cause or contribute to the Company's actual results differing materially from those discussed herein or for the Company's stock price to be affected adversely include, but are not limited to: (i) industry trends, including a general downturn or slowing of the growth of the dietary supplement industry; (ii) increased competition from current competitors and new market entrants including but not limited to increased competition from private label house brands supported by retailers seeking to increase the market share of their proprietary house brands. Private label brands control the largest share of the vitamin, mineral and supplement (VMS) sector; (iii) adverse publicity regarding the dietary supplement industry or the Company's products; (iv) exposure to product liability claims, in particular because the Company beginning in July, 2003 has chosen to self-insure against product liability claims due to the high price of product liability insurance, the inability to secure occurrence based coverage, as well as the limited amount of coverage provided by insurers willing to provide insurance at high prices; (v) exposure to and the expense of resolving and defending potential product liability claims that are left uncovered by insurance; (vi) the Company's dependence upon its ability to develop new products; (vii) returns of the Company's products which may be returned by customers at any time due to lack of sell through to consumers or because competitors have convinced the Company's customers that Natrol's products should be replaced with competitor products; (viii) the Company's ability to manage inventory or sell its inventory before such inventory becomes outdated, (xix) the Company's ability to gain or expand or maintain distribution within new or existing customers and new or existing channels of trade; (x) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising, or rebates; (xi) adverse changes in government regulation or changes in local or national laws; (xii) dependence on significant customers; (xiii) the Company's ability to keep and attract key management employees; (xiv) the Company's inability to manage growth and execute its business plan, or the Company's ability to modify its business plan in response to market conditions, including, but not limited to, its ability to enter into new businesses and capitalize upon new business opportunities; (xv) the Company's ability to consummate future acquisitions and its ability to integrate acquired businesses; (xvi) the absence of conclusive clinical studies for many of the Company's products; (xvii) the Company's inability to obtain raw materials that are in short supply including its ability to obtain garlic powders or arabinogalactan for its EPI raw material sales division; (xviii) sales and earnings volatility, (xix) volatility of the stock market; (xx) the Company's ability to manufacture its products efficiently; (xxi) the Company's reliance on independent brokers to sell its products; (xxii) the inability of the Company to protect its intellectual property; (xxiii) control of the Company by principal shareholders, (xxiv) the possible sale of large amounts of stock by controlling stockholders; (xxv) a general downturn in the national economy as a whole; (xxvi) continued market acceptance of Natrol supplements, Laci Le Beau teas, Prolab's sports nutrition products, and EPI's raw material products, (xxvii) increases in the cost of borrowings; (xxviii) and, the unavailability of additional debt or equity capital; (xix) legal actions brought forth by federal, state and local governmental and private parties.

        There are a number of other factors affecting the Company's business, including the following risk factors of which investors should be aware.

        Natrol and its other brands, Laci LeBeau and Prolab have each sold ephedrine-based products in past years. The volume of such sales has not been large relative to the overall sales of the Company and as of March 31, 2003 the Company stopped selling or manufacturing ephedrine-based products. Even so, the Company cannot guarantee that all of the ephedrine-based products produced and sold to retailers are no longer on retailer shelves and unavailable for sale.

        During 2002, product liability insurance for ephedrine-based products was generally unavailable. Occurrence-based product liability insurance became unavailable during the fourth quarter of 2002. "Claims-made insurance," that was available for these products, was offered to the Company only with substantially lower limits than the Company had carried in prior years and at rates that were many times higher than those paid in prior years. In July, 2003, the Company chose to self-insure against product liability claims due to the high price of product liability insurance, the inability to secure occurrence based coverage, as well as the limited amount of coverage provided by insurers willing to provide insurance at high prices. The Company cannot predict the state of the insurance market in future years, or for that matter, whether or not insurance will be available to the Company at any price.

PART I

ITEM 1.    BUSINESS

        The Company's executive offices are located at 21411 Prairie Street, Chatsworth, California 91311 and its telephone number is 818-739-6000. Company information may be accessed via the Company's web site at http://www.natrol.com. Unless the context otherwise requires the terms the "Company" and "Natrol" refer to Natrol, Inc. and, as applicable, its subsidiaries.

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

        The Company's core Natrol brand focuses on supplements that are in high demand as well as specialty niche and proprietary formulations that have potentially strong margins. The Company positions Natrol as a premium brand of supplements rather than as a value brand.

        Dietary supplements are sold primarily under the Company's Natrol brand. These supplements include vitamins, minerals, hormonal supplements, herbal products and specialty combination formulas that contribute to an individual's physical well being. The Company sells its products through multiple distribution channels throughout the United States. These channels include domestic health food stores and mass-market drug, retail and grocery store chains. The Company also sells its products through independent catalogs, Internet shopping sites, and, to a limited degree, within select foreign countries through international distributors who purchase Natrol's products F.O.B. the United States. The Company's strategy emphasizes building strong recognition of the Natrol brand across multiple distribution channels through an advertising strategy that includes print advertising, television advertising, radio advertising and coop advertising with customers designed to build consumer awareness and increase the purchase of its products by consumers.

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

        The Prolab sports nutrition line of products is targeted to body builders and health minded individuals seeking a high degree of physical fitness. Prolab's products include supplements designed to help these individuals gain and lose weight as well as improve muscle mass and muscle definition. Prolab products are sold through fitness centers, health food stores, and internationally, through selected distributors. In past years, Prolab was operated as a separate operating segment with its own management and administration. This operating segment was managed in Bloomfield, Connecticut. During 2003, the Company integrated Prolab into the core Natrol business with Prolab becoming a brand within the Natrol company similar to Laci Le Beau. This consolidation was completed at the end of the third quarter of 2003 and as of the fourth quarter of 2003, the Company no longer reports Prolab as a separate operating entity. As of the completion of the consolidation, all management and administration for Prolab was consolidated into the Company's headquarters in Chatsworth, California and the only functions remaining in Bloomfield, Ct. are warehousing and distribution. While functioning as an independent operating unit, Prolab consistently suffered operating losses. Operating losses were $937,000 in 2002 and $22.0 million in 2001. Operating losses in 2001 include a $20 million impairment charge taken against goodwill incurred in connection with the acquisition of Prolab. During the first nine months of 2003, operating losses were approximately $1.2 million.

        The Company also sells nutraceutical grade ingredients, garlic, vegetable powders, kava kava, melatonin and arabinogalactan to other manufacturers through its EPI division. The Company's strategy is to establish exclusive relationships with primary manufacturers of raw materials and to sell these ingredients to other users of nutraceutical grade materials. EPI maintains an independent sales force. EPI, however, shares all of Natrol's other resources including Natrol's headquarters facility, its manufacturing and product development personnel and expertise, its financial resources, as well as accounting and management resources. The EPI sales force markets Natrol's manufacturing capabilities to other nutraceutical businesses that need contract manufacturing support.

        Natrol's consumer products fall into the general definition of vitamin, minerals, herbs and dietary supplements ("VMS"). Each year, every segment of the Company strives to broaden its product offerings so as to increase revenue and gross profits while lessening dependence upon any one product. Corporately, the Company produces approximately 190 products for domestic consumption and 40 products are labeled for international consumption. These products are packages into more than 650 stocking units (SKUs).

        No one product represented more than 10% of gross sales in 2003 or 2002. The Company's sales of one product comprised 10.1% of gross sales during the year ended December 31, 2001.

Subsequent Event:

        During March 2004, the Company settled its litigation with the former owners of Prolab Nutrition, Inc. The Company received $2 million in cash, which will be reflected on the financial statements for the quarter ending March 31, 2004 as a reduction in goodwill.

Discontinued Operations;

Annasa:

        During 2002, the Company founded Annasa, Inc. as a wholly owned subsidiary of the Company and entered the multi-level marketing business to distribute a new proprietary line of nutritional products. Annasa had revenue of $44,000 in 2002 and $667,000 in 2003. Operating losses for Annasa in 2002 were approximately $1.1 million and, were approximately $1.8 million in 2003. These losses were higher than anticipated and the Company discontinued the operations of Annasa at year-end 2003, selling the trademarks and certain other assets to an investor group lead by former Annasa distributors. The Company received $35,000 for the intellectual property assets and received a commitment from the investor group to purchase Annasa's remaining inventory at cost. The investor group also agreed to pay Natrol a royalty of between one and two percent of net revenue for 20 years.

Tamsol:

        During 2002, Tamsol, Inc. was established as a wholly owned subsidiary of Natrol to generate direct-to-consumer sales. During 2002, Tamsol recorded $27,000 of net revenue and a loss before income taxes of $41,000. During 2003, Tamsol failed to meet revenue or profit goals and its operations were discontinued during the final quarter of 2003. For the year ended December 31, 2003, Tamsol generated net revenue of $30,000 and a loss before income taxes of $542,000.

SALES

BRANDED PRODUCTS

        The Company distributes its Natrol supplements and Laci Le Beau teas primarily to domestic, independent, health food stores and mass-market drug, retail and food stores. Although the Company sells the same Natrol or Laci Le Beau products to both the health food and mass-market channels of distribution, it has built different sales organizations to meet the differing requirements of each channel of trade.

        The Company sells its branded Natrol and Laci Le Beau products to health food stores primarily through leading national distributors, including United Natural Foods and Tree of Life. Natrol and Laci Le Beau products are also sold by health food store chains such as Wild Oats Markets, Whole Foods Market, Hi-Health, Vitamin Cottage, Fred Meyer Nutrition Centers and Vitamin Shoppes, as well as by most independent health food stores.

        Within the health food channel of trade, the Company maintains a sales staff of regional representatives across the country managed by a national manager who reports to the Company's Vice President of Sales. These sales representatives call on individual storeowners and distributors promoting the Natrol and Laci Le Beau lines.

        The mass-market distribution channel is managed by the Company's Vice President of Sales, a Vice President of National Accounts and regional managers who work with a network of independent brokers. The Company's employees service certain of its larger mass-market accounts directly while independent brokers service others in conjunction with the Company's management. The Company sells its products to mass-market merchandisers either directly or through distributors of vitamins, minerals and other supplement products such as:

  •
  Bergen Brunswick

  •
  McKesson

  •
  Cardinal.

        Some of the Company's major drug and mass-market retail and grocery customers include:

• Walgreens	Costco	CVS
• Albertson's	Rite Aid	Long's Drug
• Eckerd	Brooks Drug	Wal-Mart
• BJ's Wholesale Club	Sam's Clubs	Dominick's
• Ralphs	Von's	Cub Foods
• Food For Less	Gelsen's	Hi Vee
• Wegmans.

        Sales of vitamins and supplements within the mass-market channel of trade are extremely competitive with all vendors competing vigorously to defend their positions within each mass-market account. Many mass-market retailers emphasize their own in-house private label brand which creates additional competition. Vendors to the mass-market class of trade continually analyze their own shelf space as well as that of their competitors in an effort to maximize profits for themselves and the mass-market retailer. The result is a natural cycle in which companies such as Natrol prune slower moving items from store shelves, replacing them with faster selling products. The Company's central strategy is to ensure that its most profitable and rapidly selling items remain on retailers' shelves while it seeks to obtain more shelf space for additional, potentially profitable, items. In addition, the Company is continually seeking to develop or acquire rights to new products able to capture a substantial consumer following.

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

        Prolab products are sold primarily through fitness centers, health food stores and internationally through designated distributors. Approximately 38.0% of Prolab's sales are to distributors who sell products to European, Canadian and other non-domestic accounts.

        Prolab's domestic sales are primarily to wholesalers who in turn service retail accounts. Prolab's wholesaler network focuses on health food stores, health clubs and fitness facilities that cater to body builders and other individuals seeking a high level of fitness. With the integration of Prolab as a brand within the Natrol, Natrol's health food oriented sales professionals have become responsible for presenting appropriate Prolab products to health food retailers who in turn order from distributors who carry Prolab product.

        No customer of the Company represented more than 10% of net sales for the year ended December 31, 2003. One customer represented 12.3% of net sales in the year ended December 31, 2002. No customers represented more than 10% of net sales in the years ended December 31, 2001.

CONTRACT MANUFACTURING AND INGREDIENT SUPPLY SALES: EPI

        The Company's contract manufacturing services are primarily marketed through the EPI sales force. The Company manufactures a number of products pursuant to contracts with customers who distribute the products under their own private labels. As a contract manufacturer, the Company will often assist its customers in the formulation of their products. Contract manufacturing accounted for approximately 3.7% of the Company's gross sales in 2003.

        In its bulk ingredient business, EPI sells nutraceutical grade garlic, vegetable powders, kava kava, melatonin and arabinogalactan to other manufacturers of nutritional products.

        EPI obtains its bulk vegetable ingredients from ConAgra Foods, Inc. (ConAgra) pursuant to a multi-year supply agreement that gives the Company the exclusive right to sell ConAgra's nutraceutical grade vegetable powders in the dietary supplement industry. This agreement extends until December 31, 2007 and stipulates certain pricing and volume targets. Nutraceutical grade garlic is also available from international suppliers at competitive prices. Should Con Agra be unable to supply the Company or should the terms of the contract with ConAgra become uncompetitive, or should better sources of supply become available, the Company will purchase alternative supplies through these suppliers in the most efficient manner possible consistent with its sales and distribution obligations and duties.

        In 2003, the Company secured exclusive distribution rights within the nutraceutical industry for an immune enhancing raw material named arabinogalactan. The contract requires the company to purchase minimum quantities of arabinogalactan in order to maintain the exclusive rights specified in the contract. In January 2004, the Company also entered into a yearly endorsement contract for arabinogalactan with Earvin "Magic" Johnson, a well-known former National Basketball Association all-star. Mr. Johnson personally endorses the use of Natrol's My Defense formulation which includes arabinogalactan and he takes this immune enhancing product by regularly.

        Acquiring the distribution rights to arabinogalactan within the nutraceutical industry is in line with the Company's strategy of establishing exclusive relationships with primary manufacturers of raw materials and to sell these ingredients to other users of nutraceutical grade materials and to broaden its product offerings as favorable distribution opportunities arise.

        Bulk ingredient sales accounted for 3.2% of the Company's gross sales in 2003.

MARKETING

BRANDED PRODUCTS

        Management believes the Company's strategy of selling the Natrol and Laci Le Beau and Prolab brands through all appropriate channels of distribution including the health, mass-market, convenience store, fitness and health clubs and Internet channels distinguishes the Company from its competition. Most competitors sell products into each channel using different brand names within each channel.

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

        The Company regularly reviews its media mix for its effectiveness in creating consumer demand. As such, the Company's use of certain media in past operating periods is not necessarily an indicator of media choices to be made in future operating periods.

INGREDIENT SUPPLY SALES AND CONTRACT MANUFACTURING SALES

        The Company's EPI division relies primarily on visibility developed through trade shows, advertising in trade publications and brochures to supplement the sales efforts of its sales people. An exception is the Company's immunue enhancing product, arabinogalactan. In January 2004, the Company entered into a celebrity endorsement agreement with Earvin "Magic" Johnson under which Mr. Johnson endorses both Natrol's My Defense formulation and EPI's raw material arabinogalactan as marketed by EPI.

        The contract manufacturing business relies on trade shows, trade publications, and word-of-mouth as well as the delivery of information from its sales staff, primarily its Essentially Pure Ingredients sales people.

RESEARCH & PRODUCT DEVELOPMENT

        During 2003, the Company revamped its product development department. Prior to the third quarter of 2003, the Company's product development department reported to the Vice President of Marketing. During the third quarter of 2003, the Company recruited an experienced Vice President of Technology Product Development (TPD) who reports directly to the President of the Company. The Company effectively doubled its product development budget and in the last quarter of 2003, the Vice

President of TPD added key personnel to his department in order to amplify the Company's product development efforts.

        It is the role of TPD to monitor product developments within the dietary supplement industry and facilitate the generation of new ideas for product introductions. The Company's product development staff constantly reviews periodicals, scientific research and relevant clinical studies within medical journals and on-line databases. The staff meets with vendors and evaluates new ingredients. The product development team also consults scientists and employs research consultants on a regular basis regarding new product concepts.

        Before a product is introduced, the product development team reviews the safety and efficacy of ingredients, standards for production, and with assistance from counsel reviews labeling information, label claims and potential patent, trademark, legal or regulatory issues. The TPD department ensures that all Natrol products meet label claims and that all Natrol formulations are safe and efficacious if produced to the standards that have been developed.

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

MANUFACTURING AND PRODUCT QUALITY

DIETARY SUPPLEMENTS

        The Company manufactures its branded Natrol and private label supplements as well as Prolab tablets and capsules at its 90,000 square foot manufacturing facility/headquarters located in Chatsworth, California. At this facility, the Company manufactures both tablets and two-piece capsules, which account for the vast majority of the Company's supplement sales. The Company uses third party vendors to produce its liquid products, bars, powders and softgels and tea.

        The Company places a strong emphasis on quality control because it believes that quality standards play a critical factor in consumer purchasing decisions and in differentiating the Natrol brand. The Company's products are manufactured in accordance with current Good Manufacturing Practices ("GMPs").

        The Company requires all raw materials or finished products produced by third party vendors to be placed in quarantine upon receipt before release by the Company's quality control laboratory. The Company conducts sample testing, weight testing, purity testing, dissolution testing and, where required, microbiological testing. When materials are released from quarantine, each lot is assigned a unique lot number which is tracked throughout the manufacturing process. Materials are blended, tested and then encapsulated or formed into pills which may or may not be coated. The Company routinely performs qualitative and quantitative quality control procedures on its finished products.

        During 2002, the Company converted to SAP, one of the most sophisticated integrated computer systems in the world. Through SAP, the Company can efficiently monitor the details of its production and shipping systems giving managers step-by-step visibility into each of the Company's production processes.

        The Company obtains its raw materials for the manufacture of its products from third-party suppliers. Many of the raw materials used in the Company's products are harvested internationally. With the exception of bulk garlic and arabinogalactan, the Company does not have contracts with any suppliers committing such suppliers to provide the materials required for the production of its products. During the last decade, Coenzyme Q10, natural vitamin E, beta carotene, Melatonin, Kava, Sam-E, and St. John's Wort have had significant price fluctuations as a result of short supply and or increases in demand. The Company has experienced occasional shortages of raw materials for a limited number of its products, but to date has only encountered short-term production interruptions as a result of such shortages. One supplier, Century Foods accounted for more than 10% of the Company's material purchases in 2003.

Specialty Suppliers:

        ConAgra supplies the Company's EPI division nutraceutical grade vegetable powders including garlic, under an exclusive supply agreement. Because the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events.

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

        The Company's source of arabinogalactan is Larex, Inc. Should the endorsement of Earvin "Magic" Johnson and other marketing support by the Company lead to extremely high level of sales, it is possible that Larex may not be able to adequately meet short term demand. The Company does not believe that other sources of the nutraceutical grade of arabinogalactan are readily available from other suppliers.

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

        The Company also owns a 132,000 sq. ft. warehouse facility located less than one-quarter mile from its manufacturing facility. Approximately 52,000 sq. ft. of this warehouse facility is subleased. Rental income was approximately $473,000, $460,000, $414,000, for the years ended December 31, 2003, 2002, 2001, respectively. The remaining 80,000 sq. ft. is now being used by the Company to ship finished goods to the Company's customers. Finished goods are transferred from the Company's packaging lines to the distribution facility for storage prior to shipment to customers.

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

        Should Con Agra be unable to supply the Company or should the terms of the contract with ConAgra become uncompetitive, the Company believes it can secure alternative supply through these international suppliers without disturbing sales or distribution.

        In 2003, the Company secured exclusive distribution rights within the nutraceutical industry for an immune enhancing raw material named arabinogalactan from Larex, Inc. In January 2004, the Company entered into an endorsement contract for arabinogalactan with Earvin "Magic" Johnson, a well-known former National Basketball Association all-star. Mr. Johnson personally uses this immune enhancing product by regularly taking Natrol's "My Defense" formulation which is based on arabinogalactan.

        Acquiring the distribution rights to arabinogalactan within the nutraceutical industry is in line with the Company's strategy is to establish exclusive relationships with primary manufacturers of raw materials and to sell these ingredients to other users of nutraceutical grade materials and to broaden its product offerings as favorable distribution opportunities arise.

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

COMPETITION

        The dietary supplement industry is highly competitive. Numerous companies, many of which have greater size and financial, personnel, distribution and other resources than the Company, compete with the Company in the development, manufacture and marketing of dietary supplements. The Company's principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. In the mass-market distribution channel, the Company's principal competition comes from broadline manufacturers, major private label manufacturers and other companies. In addition, several large pharmaceutical companies, compete with the nutritional supplement companies. Increased competition from such companies could have a material adverse effect on the Company because such companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than those of the Company. The Company also faces competition in both the health food store and mass-market distribution channels from private label dietary supplements and multivitamins offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains.

        The Company competes on the basis of product quality, pricing, customer service, product development and marketing support.

REGULATORY MATTERS

        The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company's products are subject to regulation by numerous governmental agencies which regulate the Company's products. The Company's products are subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission ("CPSC"), the U.S. Department of Agriculture ("USDA"), the Environmental Protection Agency ("EPA") and the U.S. Food and Drug Administration ("FDA"). Advertising and other forms of promotion and methods of marketing of the Company's products are subject to regulation by the U.S. Federal Trade Commission ("FTC"), which regulates these activities under the Federal Trade Commission Act ("FTCA"). The manufacture, labeling and advertising of the Company's products are also regulated by various state and local agencies as well as those of each foreign country to which the Company distributes its products.

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

        The FDA has proposed a ban on ephedrine products. The Company discontinued the sale of ephedrine products in the first quarter of 2003.

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

        The Company's advertising and sale of its dietary supplement products is subject to regulation by the FTC under the FTCA. Section 5 of the FTCA prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTCA provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement the Company is required to have adequate substantiation for all material advertising claims made for its products.

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

        Advertising and labeling for dietary supplements and conventional foods are also regulated by state, county and other local governmental authorities. Some states also permit these laws to be enforced by Private Attorneys General. These Private Attorneys Generals may seek relief for consumers, seek class action certifications, seek class-wide damages, seek class-wide refunds and product recalls of products sold by the Company. In the ordinary course of business, the Company is named as a defendant in these types of state governmental agency and Private Attorneys General Actions along with other vitamin and supplement companies. Until the courts rule that laws have been violated, that the actions can proceed by state governmental agencies or Private Attorneys General and or Class Actions and that cognizable injuries have occurred, the Company does not believe such actions will have any material impact on its operations. There can be no assurance that state and local authorities will not commence regulatory action which could restrict the permissible scope of the Company's product advertising claims or products that can be sold in the future.

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

        The Company manufactures certain products pursuant to contracts with customers who distribute the products under their own or other trademarks. Such private label customers are subject to government regulations in connection with their purchase, marketing, distribution and sale of such products. The Company is subject to government regulations in connection with its manufacture, packaging and labeling of such products. However, the Company's private label customers are independent companies, and their labeling, marketing and distribution of such products is beyond the Company's control. The failure of these customers to comply with applicable laws or regulations could have a material adverse effect on the Company's business, financial condition and results of operations. The Company many be named in legal proceedings directed at the independent companies' sales and liability creating activities.

        The Company may be subject to additional laws or regulations by the FDA or other federal, state, county, local or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as the Dietary Supplement Health and Education Act of 1994, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations, legal proceedings or administrative orders, when and if promulgated or initiated would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could have a material adverse affect on the Company's business, financial condition and results of operations.

EMPLOYEES

        As of March 1, 2004, the Company had approximately 268 employees. Of such employees, approximately 54 were engaged in marketing and sales, 172 were devoted to production and distribution and 42 were responsible for management and administration. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

        Industry trends.    The total United States retail market for nutritional supplements is highly fragmented. Industry sources report that the VMHS sector grew substantially during most of the 1990s, in many years at a double digit pace. However, the data during the last several years shows the rate of growth in the industry is currently in the low single digit growth range.

        Information Resources, Inc. ("IRI") tracks sales data within the food, drug, and mass-market channels of distribution. This tracking does not include Wal-mart sales which are a significant portion of this sector. For the year ending 2003, VMS sales as tracked by IRI increased 5%. For the 52 weeks ending March 3, 2003, vitamin, mineral and supplement sales in these channels of distribution rose 0.2% when compared to the same period a year earlier. However unit sales were down 1.2%.

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

        In addition to the trends in the nutraceutical industry, the United States economy has experienced significant fluctuations over the last few years, in part due to uncertainty over foreign events, terrorist's activities, the war with Iraq, unemployment and job creation in the United States and swings in overall consumer confidence. A sluggish economy inevitably impacts Natrol as well as the entire vitamin, mineral and supplement sector.

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

Future scientific research or publicity may not be favorable to the dietary supplement industry or to any particular product or ingredient and may not be consistent with earlier favorable research or publicity. Because of the Company's dependence on consumers' perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of the Company's products or ingredients or any similar products distributed by other companies and future reports of research that are perceived as less favorable or that question earlier research could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is highly dependent upon consumers' perceptions of the safety and quality of its products as well as dietary supplements distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful or questioning their efficacy could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products. For example, during 2002, ephedrine products were routinely criticized in the press due to high profile athlete deaths that the press assumed or reported were related to ephedrine. The result of the extremely negative publicity surrounding ephedrine was that even before the FDA or other regulatory agencies had made any decisions on the safety or efficacy of ephedrine, product liability insurance coverage for ephedrine based products disappeared and as a result companies were forced to either abandon the sale of ephedrine products or to sell such products with no liability coverage in force. As a practical matter, the lack of available insurance made selling ephedrine impossible for most manufacturers since larger retailers will not sell a product that is not insurable.

        The National Advertising Division of the Better Business Bureau (NAD) is a nonprofit organization that investigates advertising claims. Its proceedings are non-binding. However, results of its investigations may be publicized in the media. The company and other vitamin and supplement companies from time to tome are the subject of such investigations. Currently, the company has been notified of suggested changes to advertising regarding one of company's diet products that neutralizes carbohydrates.

        There is no guarantee that unfavorable publicity will not have a similar negative effect on other products in the future. This may be the case regardless of whether or not the negative publicity is warranted to any degree.

        Reduced Product Liability Insurance Coverage and Exposure to Product Liability Claims. The Company, like other retailers, distributors and manufacturers of products designed for human consumption, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company may be subjected to various product liability claims, including, among others, that its products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. In addition, although the Company maintains strict quality controls and procedures, including the quarantine and testing of raw materials and qualitative and quantitative testing of selected finished products, there can be no assurance that the Company's products will not contain contaminated substances. In addition, in certain cases, the Company relies on third party manufacturers for its products. With respect to product liability claims, the Company self-insures. The company formerly maintained occurrence based insurance coverage. However, such coverage became unavailable during the Company's renewal period in 2002. The cost of limited claims made coverage with high deductibles rose to such an extent, that the Company chose to self-insure as of July 2003. The company deposited $5.0 million for a five-year policy term with an insurance carrier who provides certificates of insurance to the Company's vendors. The $5.0 million earns interest and is classified as an non-current asset entitled "Restricted Cash" on the accompanying December 31, 2003 consolidated balance sheet. The $5 million is fully refundable to the Company should it decide to end the self-insurance program at the end of the policy term.

        There can be no assurance that insurance will, in future years, be available at a reasonable cost or available with limits that meet the requirements of the Company's current customer base, or, if available, will be adequate to cover liabilities or that any insurance carrier will be willing to continue assisting the Company with its self insurance program in future years.

        In order to limit its exposure to lawsuits, the Company generally seeks to obtain contractual indemnification from parties supplying raw materials for its products or manufacturing or marketing its products, and to be added as an additional insured under such parties' insurance policies. Any such indemnification or insurance, however, is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party. In the event that the Company does not have adequate insurance or contractual indemnification, product liabilities relating to its products or contract manufacturing activities could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Product Returns.    Product returns are a part of the Company's business. Products may be returned for various reasons including expiration dates or lack of sufficient sales velocity. The Company accrues allowances for returns based on historical data and future expectations. During 2003, returns and charges for damages and outdated products amounted to approximately 4.7% of gross sales, less than the 8.7% figure for 2002. The Company continually works to lessen the impact of returns through better management of its SKU count at retail establishments and more effective use of sales and marketing programs. Even so, there is no guarantee that future returns will not equal or exceed the levels experienced in prior years when returns amounted to as much as 14.5% of gross shipments. Furthermore, the loss of a major account could result in a substantial amount of returns.

        Inventory Risk.    The Company's products are tested for stability and each product has associated with it an expiration date after which the product cannot be sold. Expiration dates can be as short as months or, in some cases as long as three years or four years. In order to provide the freshest product possible, the Company makes every attempt to produce a product on a just-in-time basis. However, as sales trends change it is possible for the Company to over-produce finished goods inventory or have excess raw materials which are not used before their expiration dates. The Company regularly disposes of overstocked finished goods and expired raw material inventory. Should sales trends change too rapidly or should manufacturing planning be poor, the Company could be subject to larger than normal expenses for writing off inventory which would effect the financial condition of the Company and results of operations during the period in which larger than expected write downs of inventory were to occur.

        The Company closely monitors its inventory, performing daily cycle counts. In addition, the Company regularly reviews its inventory, the velocity of sales, and raw material and component usage relative to inventory, in an effort to ensure that on hand inventory is good and usable and that potentially unusable inventory is adequately reserved.

        Distribution Gains.    One of the Company's primary goals has been to gain additional distribution in the various channels of trade that sell vitamins and supplements to consumers. The Company continues to seek additional avenues to sell its products as well as to gain additional distribution for profitable and rapidly selling products in its existing accounts. The Company's failure to make addition distribution gains or to maintain current distribution and expand sales of core products could have an adverse material effect on the Company's business, financial condition and results of operations.

        Cost of Retail Relationships.    Many large retailers require various forms of incentive programs in order to develop branded sales with them. These programs include slotting fees, coop advertising programs, rebate incentives, price off promotions, scandowns and other forms of support. The Company must continually evaluate specific programs to ascertain the profitability of potential business from each retailer. Because of such brand based programs, the Company may ascertain that it cannot profitably do business with a retailer. This may cause the Company to stop doing business with existing customers or not allow the Company to enter into a business relationship with a potential new customer, each of which in turn could dampen future revenue growth. In 2003, the Company approximately 10.5% of the revenue from gross shipments was allocated to such support programs.

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

        Dependence on Significant Customers.    No major customer during 2003 represented 10% of net sales. The Company's top 10 customers accounted for approximately 47.3% of the Company's business.

There is no assurance that the Company's major customers will continue as major customers of the Company. The loss of a significant number of major customers, or a significant reduction in purchase volume by or financial difficulty of such customer, for any reason, could have a material adverse effect on the Company's business, financial condition and results of operations.

        Dependence on Key Personnel.    The Company believes that its continued success depends to a significant extent on the management and other skills of Elliott Balbert, the Company's Chairman, Chief Executive Officer and President, and its senior management team, as well as its ability to attract and retain other skilled personnel. All of the members of the Company's management team are employees-at-will and no executive is subject to an employment contract. The Company's employees are not covered by a non-competition agreement. The loss or unavailability of the services of Mr. Balbert or the other members of the Company's senior management team or the inability to attract other skilled personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

        Ability to Manage Business Fluctuations.    In reaction to past industry trends and the Company's financial performance, the Company has worked to manage expenses such as payroll and advertising in order to ensure the profitability of the Company. Such restrictions on expenditures may have a long-term effect on revenue growth. Should industry and general economic trends for the nation as a whole be difficult, the Company may have to reduce payroll as well as other forms of overhead and fixed expenses. Such cutbacks could further affect, in a negative manner, the Company's ability to increase revenues and profits.

        Additionally, should national economic trends deteriorate, the Company may not be able to reduce expenses as rapidly as is necessary to maintain profitability. If corporate or industry trends strengthen in a strong, positive way resulting in sudden growth of the Company's revenues, the Company's management, operations, sales and administrative personnel and other resources may be strained in the short term. Attracting, training, motivating, managing and retaining qualified employees may be difficult in the short term. No assurance can be given that the Company's business will grow in the future or that the Company will be able to effectively manage such growth. Nor can assurance be given that if the Company's core business erodes, the Company can stabilize its revenue and manage the Company profitably in the short term. The Company's inability to manage its growth or negative growth successfully could have a material adverse effect on the Company's business, financial condition and results of operations.

        Furthermore, the Company may have to substantially alter its business strategy to grow the business. During 2002 and 2003, the Company invested approximately $3 million, including operating losses, in an effort to grow revenue and profits by entering new marketplaces, namely multi-level marketing through an investment in Annasa as well as direct marketing through an investment in personnel to manage a direct marketing business. Both efforts have ceased due to a lack of positive financial performance.    The Company is constantly looking for opportunities to broaden distribution into additional markets. There is no guarantee that the Company's efforts will succeed.

        Risks Associated with Acquisitions.    The Company completed one acquisition in 1999, two acquisitions in 1998, and, although no acquisitions were completed since, the Company expects to pursue additional acquisitions and new business opportunities in the future as a part of its business strategy. The Company faces significant competition for acquisition opportunities from numerous companies, many of which have greater financial resources than the Company. Accordingly, there can be no assurance that attractive acquisition opportunities will be available to the Company. Should an acquisition opportunity arise, the Company would have to seek outside funding to support such an acquisition. There is no guarantee that the Company would be able to obtain financing for or otherwise consummate any future acquisitions even if management believes such an acquisition would be beneficial to the Company. Moreover, future acquisitions would likely require additional financing which would likely result in an increase in the Company's indebtedness or the issuance of additional stock which may be dilutive to the Company's shareholders. Acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with those of the Company, the diversion of the management's attention from other aspects of the Company's business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience and the potential loss of key employees of the acquired business. The acquisition of another business can also subject the Company to liabilities and claims arising out of such business. As a general rule, the Company will publicly announce acquisitions only after a definitive agreement has been signed.

        The Company has faced all of these challenges with its acquisitions, in particular its acquisition of Prolab in October 1999. In 2001, the Company recorded a charge of $20 million as a result of the impairment of the goodwill resulting from the purchase of Prolab.

        In past years, Prolab operated as an independent operating unit with a headquarters facility located in Bloomfield, Ct. While functioning as an independent operating unit, Prolab consistently incurred operating losses. Operating losses were $937,000, and $22.0 million in 2002, respectively. Operating losses in 2001 included a $20 million impairment charge.

        During 2003, the Company integrated Prolab into the core Natrol business with Prolab becoming a brand within Natrol similar to Laci Le Beau. This consolidation was completed at the end of the third quarter of 2003 and as of the fourth quarter of 2003, the Company no longer reports Prolab as a separate operating segment. As of the completion of the consolidation, all management and administration for Prolab was consolidated into the Company's Natrol headquarters in Chatsworth, California and the only functions remaining in Bloomfield, Ct. are warehousing and distribution.

        The Company's expectation is that Prolab, operating as a brand rather than an as an operating, will contribute to operating income. While the Company continues to believe that Prolab's business is an important part of the Company's product mix, there can be no guarantee that Prolab sales will increase or increase at satisfactory rates.

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

        Risks Associated with Supply of Raw Materials.    The Company obtains all of its raw materials for the manufacture of its products from third-party suppliers. Many of the raw materials used in the Company's products are harvested internationally. With the exception of bulk garlic and arabinogalactan, the Company does not have contracts with any suppliers committing such suppliers to provide the materials required for the production of its products. During the last decade, coenzyme Q10, natural vitamin E, beta carotene and melatonin have had significant price fluctuations as a result of short supply and/ or increases in demand. The Company has experienced occasional shortages of raw materials for a limited number of its products. There can be no assurance that suppliers, including suppliers of bulk garlic, arabinogalactan and Ester-C®, will provide the raw materials needed by the Company in the quantities requested or at a price the Company is willing pay.

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

        Because the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events.. As a result, any shortage of raw materials from that supplier would adversely affect the Company's ability to manufacture that product. Price increases from such suppliers would directly affect the Company's profitability should the Company be unable to pass such price increases on to its direct customers. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company purchases goods from a variety of vendors. One vendor accounted for more than 10% of the Company's purchases of raw material in 2003. The loss of this vendor could have a material impact on the Company's ability to source raw material and manufacture finished product associated with the raw materials supplied by this vendor. The result could be a material and adverse effect on the Company's profitability.

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

        Risks Associated with Manufacturing.    The Company's results of operations are dependent upon the continued operation of its manufacturing facility in Chatsworth, California at its current levels. The operation of dietary supplement manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural and other disasters, and the need to comply with the requirements of directives of government agencies, including the FDA. In particular, the Company's manufacturing facility is located in Southern California, a geographic area that has historically been prone to earthquakes, which in some cases have been catastrophic. Prior to the Company's build-out of the building in which its manufacturing facility is located, the building was severely damaged in a major earthquake on January 17, 1994, the epicenter of which was within five miles of the building. Although the building was rebuilt with an enhanced ability to withstand earthquakes and conforms to current local and state code requirements, the Company's manufacturing facility could be damaged or destroyed in the event of an earthquake. Any such damage or destruction would have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not carry earthquake insurance on its facilities. In addition, the Company's softgel and liquid products, the Laci Le Beau tea products as well as all of Prolab's non-tablet and capsule products which make up a majority of Prolab's business are manufactured by third party contractors. The Company's profit margins on these products and its ability to deliver these products on a timely basis are dependent upon the ability of the outside manufacturers to continue to supply products that meet the Company's quality standards in a timely and cost-efficient manner. The occurrence of any of the foregoing or other material operational problems could have a material adverse effect on the Company's business, financial condition and results of operations during the period of such operational difficulties.

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

        Risk Associated with Large Controlling Shareholders.    Natrol's public float is relatively small, consisting of less than 30% of the Company's issued shares. More than 70% of the Company's stock is owned by three large shareholders. The decision by any one of these shareholders to sell their interest in the Company could materially and adversely affect the Company's share price.

        Risk Associated with National Trends.    Natrol sells its products nationally in several channels of distribution. As such, the Company is not immune from trends in the national economy. Negative employment or other economic trends directly affects the average consumer's purchasing ability which in turn can affect Natrol sales. Uncertainty due to the world events such as the war in the Middle East can affect the general willingness of consumers to spend on any item, including Natrol products, that the consumer may not feel is essential. National economic trends affect Natrol's customers. Should any one of Natrol's national customers fail due to national trends, their failure could have a direct impact on the success of the Natrol business.

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

        Risk of Litigation from Private Attorneys General.    Advertising and labeling for dietary supplements and conventional foods are, in addition to the federal government, regulated by state, county and local authorities. Some states also permit these laws to be enforced by Private Attorneys General. These Private Attorneys Generals may seek relief for consumers, seek class action certifications, seek class wide damages and product recalls of products sold by the Company. In the ordinary course of business, the Company is named as a defendant in these types of State Attorneys and Private Attorneys General Actions along with other vitamin and supplement companies. Until the courts rule that laws have been violated, that the actions can proceed as Private Attorneys General Class Actions and that the cognizable injury has occurred, the Company does not believe such actions will have any material impact on its operations. There can be no assurance that State, County or Local Regulatory Authorities will not commence regulatory or legal proceedings which could restrict the permissible scope of the Company's product claims or the ability to sell its products in the future.

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

        The Company owns its 132,000 square foot warehouse facility. This facility is located within one-quarter mile of the Company's headquarters facility. The Company leases 52,000 sq. ft. of this space to a third party.

        The Company also owns a 25,000 sq. ft. light manufacturing and warehouse facility which houses its Prolab shipping operations in Bloomfield, Connecticut.

ITEM 3.    LEGAL MATTERS

        From time to time, the Company is subject to litigation incidental to its business, including product liability claims, state agency actions, Private Attorneys General Actions and Class actions. Such claims, if successful, could exceed the $5 million retention under the Company's self-insurance program.

        The Company is not currently a party to any material legal proceedings.

PART II

        See Part III, Item 12, for a description of securities authorized for issuance under the Company's equity compensation plans.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

        The Common Stock of the Company is traded on the NASDAQ National Market under the symbol "NTOL." On March 15, 2004, the last reported sales price of the Company's Common Stock as reported on the NASDAQ National Market was $3.45. As of March 15, 2004 there were 25 holders of record of the Company's Common Stock.

        The high and low sales closing prices for the Common Stock as reported by the NASDAQ National Market for the years ended December 31, 2003 and 2002 are set below:

	Fiscal year ended December 31, 2003
	High	Low
Quarter ended March 31, 2003	$1.49	$1.05
Quarter ended June 30, 2003	2.37	1.40
Quarter ended September 30, 2003	3.49	2.18
Quarter ended December 31, 2003	3.18	2.40

	Fiscal year ended December 31, 2002
	High	Low
Quarter ended March 31, 2002	$2.70	$1.58
Quarter ended June 30, 2002	1.75	1.26
Quarter ended September 30, 2002	1.80	1.07
Quarter ended December 31, 2002	1.65	.96

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands except per share data)
Consolidated Statements of Operations Data:
Net sales	$72,658	$70,260	$71,821	$77,561	$79,994
Cost of goods sold	44,246	41,715	42,989	50,334	39,841

Gross profit	28,412	28,545	28,832	27,227	40,153

Selling and marketing expenses	17,701	16,915	18,103	23,263	17,372
General and administrative expenses	10,063	8,744	9,746	10,318	8,499
Impairment of goodwill			20,000

Total operating expenses	27,764	25,659	47,849	33,581	25,871

Operating income (loss)	648	2,886	(19,017)	(6,354)	14,282
Interest income (expense), net	(595)	(644)	(736)	(1,231)	538

Income (loss) from continuing operations before income taxes	53	2,242	(19,753)	(7,585)	14,820
Income tax provision (benefit)	34	861	587	(2,369)	5,632

Income (loss) from continuing operations before cumulative change in accounting principles	19	1,381	(20,340)	(5,216)	9,188

Discontinued operations (1):
(Loss) from operations of Annasa component	(1,766)	(1,068)
(Loss) from operations of Tamsol component	(542)	(41)
Income tax benefit	821	421

Loss on discontinued operations	(1,487)	(688)

Income (loss) before cumulative effect of accounting change	(1,468)	693	(20,340)	(5,216)	9,188
Cumulative effect of change in accounting principle (2)		(6,819)

Net income (loss)	$(1,468)	$(6,126)	$(20,340)	$(5,216)	$9,188

Income (loss) per share:
Basic income (loss) from continuing operations	$0.00	$0.11	$(1.59)	$(0.39)	$0.69
Diluted income (loss) from continuing operations	$0.00	$0.11	$(1.59)	$(0.39)	$0.67
Basic and diluted income (loss) from discontinued operations	$(0.11)	$(0.06)
Basic and Diluted income (loss) from cumulative effect of change in accounting principle		$(0.53)
Basic earnings (loss) per share	$(0.11)	$(0.48)	$(1.59)	$(0.39)	$0.69
Diluted earnings (loss) per share	$(0.11)	$(0.48)	$(1.59)	$(0.39)	$0.67
Weighted average shares outstanding—basic	12,946	12,852	12,783	13,237	13,325
Weighted average shares outstanding—diluted	13,452	12,992	12,783	13,237	13,638

	December 31,
	2003	2002	2001	2000	1999
	(in thousands except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,599	$10,077	$5,485	$4,004	$485
Working capital	13,328	18,722	18,190	15,399	19,627
Total assets	51,439	53,357	59,357	87,921	92,596
Long-term debt, less current maturities	7,451	7,778	8,083	8,369	8,700
Total stockholders' equity	35,558	36,651	42,640	62,892	69,986

(1)
During the fourth quarter of 2003, the Company discontinued its Annasa and Tamsol operations, see Note 9 to the consolidated financial statements.

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

OVERVIEW

        Natrol, Inc. and subsidiaries (collectively, the "Company") manufactures and markets branded, high-quality dietary supplement products, including vitamins, minerals, hormonal supplements, herbal products, specialty combination formulations and sports nutrition supplements. Prior to the fourth quarter of 2003, the Company operated three operating segments. The segments included: the Natrol operating segment, which manufactures and markets Natrol and Laci Le Beau branded products, and which, under the EPI name, contract manufactures products and sells raw material ingredients, and which under the Tamsol, Inc. subsidiary which was established in 2002 and discontinued in 2003 attempted to market Natrol products directly to consumers; Prolab Nutrition, Inc. ("Prolab"), which developed and marketed sports nutrition products; and Annasa, Inc. ("Annasa"), which was established in 2002 to develop a direct-to-consumer multi-level marketing business and which was discontinued in December 2003. Beginning in the fourth quarter of 2003, the Prolab operating segment was consolidated into the Natrol operating segment. With the Annasa segment discontinued, the Company currently has one operating segment. The Company also ceased reporting Prolab as an independent operating segment, beginning with the fourth quarter of 2003 (see discussion in Footnote 10 to the Consolidated Financial Statements).

        In 2003, the Company had income before income taxes from continuing operations of $53,000. However during the nine months ended September 30, 2003 the Company's Prolab segment had net a loss before income taxes of $1.2 million. The Company consolidated its Prolab subsidiary into Natrol in order to reduce costs thereby improving the Prolab brand's contribution to the results of operations. Operating as a separate segment, Prolab consistently reported net losses. With Prolab operating as a brand similar to Laci Le Beau, Prolab's accounting, sales, marketing, and product development is managed by personnel within the Natrol headquarters organization thereby eliminating the need for independent Prolab departments in each of these areas.

        The Company sells its core products under the Natrol brand name through multiple distribution channels throughout the United States, including domestic health food stores and mass-market drug, retail and grocery store chains. In addition to the core brand, Natrol sells herbal teas under the Laci Le Beau brand name within the same channels of trade as the Natrol core brand. The Company markets sports nutrition products under the Prolab brand name. Prolab products are sold primarily in health clubs and heath and fitness centers as well as the health food store channel of trade and internationally in select countries through international distributors.

        During 2002, the Company launched a multi-level marketing company using the Annasa brand name. Annasa, had limited operations in 2002, with approximately $44,000 in revenue. The full launch of Annasa commenced in January 2003. The Company expected to continue to invest in Annasa during 2003. However, revenue, profit and cash flow projections failed to meet expectations and the Company discontinued Annasa's operations at the end of 2003, selling Annasa's intellectual property, formulations, and miscellaneous assets to an investment group made up primarily of former distributors. The Company received $35,000 for the intellectual property assets and received a commitment from the investor group to purchase Annasa's remaining inventory at cost.

        Also in 2002, the Company established Tamsol, Inc. as a wholly owned subsidiary whose purpose was to market Natrol products directly to consumers. The Tamsol unit generated only $27,000 of revenue in 2002 and $30,000 in 2003 and was discontinued at year end 2003.

        Natrol products are sold in most mass-market chain drug retail outlets such as Walgreens, Rite Aid, Walmart, Eckerd, CVS, most health food stores including Whole Foods Markets, Vitamin Cottage, Hi Health and Wild Oats and, to a more limited degree, grocery stores such as Kroger and Ralphs.

        The Company is faced with substantial competition from other vendors and private label "house" brands which are strongly supported by the Company's largest mass-market customers. Private label business has been a significant growth element within the VMS industry. The growth of private label sales impacts the sales of branded products such as those distributed by Natrol. As noted above, private label sales are, to an ever greater degree, being emphasized by large mass-market retailers. As such, the growth of brands such as Natrol, Laci Le Beau, and Prolab within food, drug, and general mass-market merchants remains both highly competitive and uncertain.

        In 2001 and 2002, the Company focused a large part of its efforts on analyzing the movement of its products within its key customers. A key goal was to reduce the high level of returns the Company was experiencing. Product returns are a recurring part of the Company's business. Products may be returned for various reasons including expiration dates or lack of sufficient sales velocity. During 2002, returns and reimbursements for damages and outdated products amounted to 8.7% of gross sales, a significant decrease from 2001, when returns represented approximately 14.5% of gross sales. The Company worked with its customers to eliminate slow moving and unprofitable items and to replace them with products that are in greater demand. In 2003, the comparable percentage improved to 4.7%.

        In 2003, the Company also focused on strengthening its position within key retail accounts as well as in securing additional distribution for its core items at accounts that carried little or no Natrol, Laci Le Beau or Prolab items.

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

        Revenue Recognition.    The Company sells its products to retail outlets through a direct sales force and a national distributor network. The Company recognizes revenue from sales only after product is shipped and title is transferred. Net sales represent product shipped less actual and estimated future returns, spoilage allowances, allowances for product deemed to be unsaleable by customers, free goods shipped to customers for promotional or other purposes and slotting fees. Estimates and allowances are based upon known claims and an estimate of additional returns, however, the amount of future returns can be reasonably estimated.

        The Company's recognition of revenue from sales to distributors and retailers is impacted by agreements giving them rights to return damaged and outdated products as well as the fact that as a practical business matter, the Company and its customers are constantly working to ensure the profitability of its products within retailers by rotating slow moving items out of stores and replacing those products with what the Company and the retailer expect will be more profitable, faster selling items. The Company's obligation to accept returns of slow moving items may or may not be contractually bound.

        The Company regularly monitors its historical patterns of returns from customers as well as current and ongoing sales to customers and, when information is available, consumer purchases of the Company's products from the Company's customers. When historical trends with respect to customer returns are quantifiable, the Company will create an allowance for future returns at the time sales are made. Should the Company determine that a particular product is slow moving and will eventually result in significant returns, it will provide for those returns at the time such an assessment is made.

        In recent years, as a result of a combination of the factors described above, gross sales have been materially reduced to reflect the estimated amount of returns. It is also possible that returns could increase rapidly and significantly in the future. Accordingly, estimating product returns requires significant management judgment. In addition, different return estimates that we reasonably could have used would have had a material impact on our reported sales and thus have had a material impact on the presentation of our results of operations. For those reasons, we believe that the accounting estimate related to product returns is a "critical accounting estimate."

        In preparing our financial statements, the total amount charged against sales for returns and damages and outdates in 2003, 2002 and 2001 respectively, was $4.0 million, $6.7 million, and $12.5 million. Our estimate for returns at December 31, 2003 was $0.4 million less than at December 31, 2002. Our estimate at December 31, 2002 was $0.6 million greater than our estimate at December 31, 2001. The decrease in the estimate of returns at December 31, 2003 is due in part to the $2.7 million decrease in actual returns in 2003.

        Impairment of Goodwill.    The determination as to whether goodwill is impaired requires a great deal of judgment. Prior to January 1, 2002, the Company evaluated goodwill for impairment whenever events or changes in circumstances indicated that the carrying value may not be recoverable. In 2001, the Company determined that it was appropriate to write down $20 million of goodwill associated with its Prolab reporting unit. The Company focused on Prolab's declining sales volume, issues surrounding Prolab's ephedrine-based products, the sports nutrition market as a whole, and cash flows. Based on all of these considerations, the Company deemed that in accordance with the then current accounting rules, a $20 million write down of goodwill was appropriate.

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill not be amortized. In accordance with such adoption, the

Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. Beginning in 2002, goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No.142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first step of the impairment test, and determined that the there was no impairment of the Prolab segment, but that there was potential impairment of the Natrol segment. The Company performed the second step as of January 1, 2002 for the Natrol segment and determined that its goodwill balance of $10,958,000 was impaired. The impairment loss was recorded as a cumulative effect of a change in accounting principle, net of income tax benefit of approximately $4.1 million, in the accompanying consolidated statement of operations for the year ended December 31, 2002.

        The remaining goodwill balance at December 31, 2002 and 2003 was approximately $4.0 million. In the fourth quarter of 2003, the Company completed its annual goodwill impairment testing and does not believe that goodwill has been impaired. Additionally, during March 2004, the Company settled its litigation with the former owners of Prolab Nutrition, Inc. The Company received $2 million in cash, which will be reflected in the financial statements for the quarter ending March 31, 2004 as a reduction of goodwill. In accordance with the provisions of SFAS No. 142, the Company will, at a minimum, perform an annual impairment review of the goodwill.

        Income Taxes.    Deferred income tax assets have been established for future tax benefits related to deductible goodwill for which the Company has recorded an impairment charge and for certain other temporary items. The aggregate benefit of which is approximately $5.0 million. Realization of this benefit is dependent on generating sufficient taxable income in future periods. Although it is not assured, management believes it is more likely than not that the carrying value of this benefit will be realized. The amount of the benefit that is considered realizable, however, could change if estimates of future taxable income are adjusted in future periods.

        Inventory.    The Company monitors its inventory and analyzes it on a regular basis. Cycle counts are taken daily to verify inventory levels. In addition, the Company analyzes the movement of items within its inventory in an effort to determine the likelihood that inventory will be sold or used before expiration dates are reached. The Company provides an allowance against that portion of its inventory that it believes is unlikely to be sold or used before expiration dates are reached. At December 31, 2003, inventory allowances were approximately $1.3 million.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Net Sales.    Net sales in 2003 increased 3.4%, or $2.4 million, to $72.7 million from $70.3 million in 2002. Net sales in 2003 were positively affected by a lower level of returns than in 2002. The level of returns was approximately 4.7% of gross shipments in 2003 and as compared to 8.7% of gross shipments in 2002. During 2002, the Company worked to "rationalize" its product offerings in the mass-market channel of trade where returns are most likely to occur. During 2001 it became apparent to the Company that sales of secondary and tertiary items in this channel of trade were not sufficient to prevent significant product returns. This rationalization process directly resulted in lower net revenue since the Company stopped selling many secondary and tertiary items within mass-market accounts. The Company limited the sale of these items to specialty stores where the volume of sales was sufficient to prevent a large volume of returns. As a result of this rationalization process, the level of returns was reduced substantially in both 2002 and 2003. The reduction in returns helped increase net revenue since returns reduce gross sales revenue when calculating net sales.

        The Company did not have any products that represented 10% or more of its gross sales in either 2003 or 2002. No customer accounted for 10% or more of net sales in 2003. One customer, Walmart, accounted for 12.3% of the Company's net sales in 2002. The Company's top 10 customers accounted for approximately 47% and 44% of the Company's net sales in 2003 and 2002, respectively.

        Gross Profit.    Gross profit decreased $133,000, to $28.4 million, in 2003 as compared to $28.5 million in 2002. Gross margin decreased to 39.1% in 2003 from 40.6% in 2002. Product mix, increase in cost of materials, labor rates and an increase in quality assurance expenditures resulted in the decrease in gross margin.

        Selling and Marketing Expenses.    Selling and marketing expenses increased by 0.3% to 24.4% in 2003 from 24.1% of net sales in 2002. The dollar amount spent for sales and marketing expenses increased 4.6% or $786,000 in 2003, from $16.9 million in 2002 to $17.7 million in 2003. Of the $786,000 net increase in selling and marketing expenses, approximately $670,000 was due to the increased cost of shipping product and approximately $420,000 of payroll increases. These increases were partially offset by decreases in media spending and other forms of promotional support and well as decreases in other expenses.

        General and Administrative Expenses.    General and administrative expenses increased 15.1% or $1.3 million in 2003 from $8.7 million in 2002 to $10.1 million in 2003. Of this increase $179,000 was due to the establishment of a product development department in the fourth quarter of 2003. General insurance expenses increased $711,000 relative to 2002. In order to reduce these expenditures, the Company began to self-insure its product liability exposure in July of 2003 and it is expected that insurance expenses will be less in 2004 than in 2003. Depreciation expense was $131,000 higher in 2003 than in 2002, primarily because of the implementation of the Company's SAP software system in November 2002. The Company also accrued $226,000 more for bad debt expenses in 2003 than it did in 2002. The Company increased its allowances for bad debts due to the larger amount of receivables carried at year end 2003 than at year end 2002. The remainder of the increase in general and administrative expenses was due to increases in payroll partially offset by miscellaneous decreases in other expenditures.

        Interest Income (Expense), net.    Interest expense was $649,000 in 2003 versus interest expense of $731,000 in 2002. Interest income in 2003 was $54,000 versus $87,000 in 2002. Interest expense decreased in 2003 as the Company had less debt outstanding. Interest income decreased due to the level of interest rates as well as the average level of cash on hand earning interest.

        Income Tax Provision (Benefit).    Income taxes were $34,000 in 2003 as compared to $861,000 in 2002. The difference in income tax expense was primarily due to the differences in taxable income earned in 2003 versus 2002. The Company's tax rate in 2003 was 64.2% in 2003 versus 38.4% in 2002. The difference was due primarily to the fact that the some of the Company's expenses cannot be expensed for tax purposes. When earnings are at a low level, these permanent adjustments to taxable income have a proportionately greater effect on the company's tax rate than when total earnings are at a higher level.

        In December 2003, the Company discontinued its Annasa and Tamsol units. Annasa, a subsidiary of Natrol, a multi-level marketer of proprietary nutritional products began operations in 2002. Tamsol, was also formed in 2002, to generate direct-to-consumer sales via radio, television, direct mail and other non retail venues. Annasa had revenue of $44,000 in 2002 and $667,000 in 2003. Operating losses for Annasa in 2002 were approximately $1.1 million and, were approximately $1.8 million in 2003. These losses were higher than anticipated and the Company discontinued the operations of Annasa at year-end 2003. During 2002, Tamsol had $27,000 of net revenue and a loss before income taxes of $41,000. During 2003, Tamsol failed to meet revenue or profit goals and its operations were discontinued during the fourth quarter of 2003. For the year ended December 31, 2003, Tamsol had net revenue of $30,000 and a loss before income taxes of $542,000. The Company has reclassified its financial statements to segregate the revenues, direct costs and expenses (excluding allocated costs), assets and liabilities and cash flows of the discontinued operations. The net operating results, net assets and net cash flows of these businesses have been reported as "Discontinued Operations" in the accompanying consolidated financial statements.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Net Sales.    Net sales in 2002 decreased 2.2%, or $1.5 million, to $70.3 million from $71.8 million in 2001. Net sales in both years were adversely affected by a high level of product returns. The level of returns was approximately 8.7% of gross sales in 2002 and 14.5% of gross sales in 2001. During 2002, the Company worked to "rationalize" its product offerings in the mass-market channel of trade where returns are most likely to occur. During 2001 it became apparent to the Company that sales of secondary and tertiary items were not sufficient to prevent significant product returns. This rationalization process directly resulted in lower net revenue since the Company stopped selling many secondary and tertiary items within mass-market accounts, instead limiting the sale of these items to specialty stores where the volume of sales was sufficient to prevent a large volume of returns. As a result of this rationalization process, the level of returns was reduced substantially from that experienced in 2001.

        The Company had no products greater than 10% of gross sales in 2002. The Company's gross sales of the MSM-line of joint care products comprised 10.1% in 2001. One customer, Walmart, accounted for 12.3% of the Company's net sales in 2002. No one customer accounted for more than 10% of net sales in 2001. The Company's top 10 customers accounted for approximately 44% of the Company's net sales in 2002 and 42% of net sales in 2001.

        Gross Profit.    Gross profit decreased 1.0% or $287,000, to $28.5 million, in 2002 as compared to $28.8 million in 2001. Gross margin increased to 40.6% in 2002 from 40.1% in 2001. The increase was mainly due to a change in the product mix.

        Selling and Marketing Expenses.    Selling and marketing expenses decreased 6.6% or approximately $1.2 million to $16.9 million in 2002 from $18.1 million in 2001. As a percentage of net sales, selling and marketing expenses decreased to 24.1% in 2002 from 25.2% of net sales in 2001. This reduction was primarily due to a decrease in the number of promotions and advertisements run during the year. The Company's selling and marketing expenses consist primarily of payroll and advertising in traditional media as well as the promotion of its products through targeted and sampling programs created with individual retailers.

        General and Administrative Expenses.    General and administrative expenses decreased 10.3% or approximately $1.0 million in 2002 from $9.7 million in 2001 to $8.7 million in 2002. However, consistent with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company did not amortize goodwill in 2002. In 2001, the Company incurred $2.3 million of amortization expense related to goodwill, which was included as a component of general and administrative expenses ("G&A expenses"). Taking this factor into consideration, G&A expenses rose $1.3 million when compared to 2001. A majority, or $800,000 of the increase was due to legal expenses which increased largely due to the successful defense of label claims and a California Proposition 65 matter which the Company is resolving and believes will ultimately be resolved in its favor. Depreciation increased approximately $96,000 when compared to 2001. During 2002, the Company invested approximately $1.4 million in a new SAP software system as well as new servers and other peripheral equipment to run the software. SAP is an integrated manufacturing, accounting, and management system. The SAP system was put into service in November 2002. General business and product liability insurance expenses also rose $115,000 in 2002. The Company experienced an increase in the price of insurance in November 2002 as it sought to renew its policies. The price of certain types of insurance rose nearly five-fold while the amount of coverage offered within the policies was reduced sharply The remaining increase in G&A expenses in 2002 over 2001 was due to general increases in payroll and the other expenses of maintaining the Company's business.

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

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill not be amortized. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. Beginning in 2002, goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No.142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first step of the impairment test, and determined that the there was no impairment of the Prolab segment, but that there was potential impairment of the Natrol segment. The Company performed the second step as of January 1, 2002 for the Natrol segment and determined that its goodwill balance of $10,958,000 was impaired. The impairment loss was recorded as a cumulative effect of a change in accounting principle, net of income tax benefit of approximately $4.1 million, in the accompanying consolidated statement of operations for the year ended December 31, 2002.

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

        Income Tax Provision (Benefit).    Income tax expense was $861,000 in 2002, and the effective income tax rate was approximately 38.4%. In addition, the Company recorded an income tax benefit of $4,139,000 related to the cumulative effect of the change in an accounting principle (adoption of SFAS

No. 142, "Goodwill and Other Intangible Assets"). The Company also received an income tax benefit of $421,000 from discontinued operations in 2002. Although the Company had a pretax loss of $19,753,000 in 2001, income tax expense was $587,000, as the loss included a charge of $20 million related to non-deductible goodwill.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2003, the Company had working capital of $13.3 million, as compared to $18.7 million in working capital at December 31, 2002. During 2003, the Company deposited $5.0 million with an insurance company as part of the Company's self-insurance program. This restricted cash, is classified as a non-current asset in the accompanying consolidated balance sheet. The restricted cash earns interest a current rate of 1.65% per annum, and will be returned to the Company should the Company terminate the policy. The policy, which is cancelable by the Company, is effective through 2008.

        Net cash used in operating activities was $2.2 million for the year ended December 31, 2003 versus net cash provided of $6.2 million in 2002 and $10.3 million in 2001. The use of cash in 2003, consisted of $1.5 million from discontinued operations, $1.9 million from changes in operating assets and liabilities, net of $1.2 million provided by non-cash charges. The primary uses from operating assets and liabilities were increases of $1.1 million in accounts receivable, $445,000 in inventory, a decrease of $1.6 million in accrued expenses offset by an increase in accounts payable of $1.2 The non-cash charges consisted primarily of 1.4 million of depreciation, an increase in bad debt allowance, net of an increase in net deferred income tax assets.

        At December 31, 2003, the Company's days sales outstanding in its trade receivable was approximately 38 days versus 35 days in 2002 and 33 days in 2001.

        Net cash used in investing activities was $5.4 million in 2003, $1.5 million in 2002 and $368,000 in 2001. In July 2003, the Company deposited $5 million with an insurance company as part of a self-insurance program. The Company earns 1.65% on the $5 million of restricted cash The policy period of the self-insurance program is five years. The Company elected to self insure upon completion of a retrospective review and analysis of cost, coverage, litigation asserted by insurers issuing standard general and product liability coverage, litigation expense and claims resolution history. The Company concluded that the use of traditional insurance did not limit the Company's exposure to advertising and regulatory claims which traditional coverage refused to cover, and that self-insurance would not increase the risk of claims arising out of the normal course of business. This program has reduced insurance premiums, based on actual payments made in 2002, by approximately $1.2 million on an annualized basis..

        Nearly all of the cash used for investing activities in 2003, 2002 and 2001, with the exception of the insurance deposit made in 2003, was for the acquisition of property, plant and equipment. Substantially all of the investment in 2002 related to the installation of a new integrated SAP software system and related computer equipment to manage the Company's business.

        Net cash provided by financing activities was $56,000 in 2003 versus net cash used of $161,000 in 2002 and $8.5 million for the year ended December 31, 2001.

        During 2003, the company reduced its debt by $303,000. This use of cash was offset by $359,000 raised through the exercise of employee stock option or the sale of stock to employees through the Company's Employee Stock Purchase Program.

        As of December 31, 2003, the Company had $7.8 million in outstanding debt versus $8.1 at the end of 2002. The outstanding debt in both periodsis related to a mortgage on the Company's manufacturing/headquarters facility and a mortgage on the Company's shipping facility.

        The Company's cash balance at the close of 2003 was approximately $2.6 as opposed to $10.1 million at the end of 2002 and $5.5 million at the end of 2001.

        During March 2004, the Company agreed to settle its litigation with the former owners of Prolab Nutrition, Inc. The Company received $2 million in cash which will be recorded as a reduction in goodwill.

        The Company believes that its cash balance together with cash generated from operations and the $2 million Prolab settlement should be sufficient to fund its anticipated working capital needs and planned capital expenditures for the next 12 months. However, if the Company does not meet its operating plan it may also need additional borrowings to fund working capital needs.

        The Company currently has no outstanding debt on its books other than the mortgage debt on its properties. Because the Company's debt is limited, the Company believes that financing for its fixed asset needs will be available at reasonable rates with reasonable terms. However, there is no guarantee that, should the Company need additional capital for capital expansion or for working capital, that financial institutions will be willing to provide capital to the Company. Also, in providing the Company with additional funds, potential lenders may seek to institute covenants restricting the Company from certain activities and if the Company deems it necessary to borrow funds with these restrictions in place, it may find that its ability to compete effectively in its market sector is hindered.

        In order to meet its long-term liquidity needs, the Company may be required to incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue new acquisitions and could negatively affect its operations in future periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." The impact of SFAS No. 143 is effective for years that began after June 15, 2002 The Company adopted SFAS No. 143 on January 1, 2003. The adoption of this standard did not have a material impact on the Company's consolidated financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activities be initially measured at fair value and recognized when the liability is incurred. The adoption of SFAS No. 146 did not have a material impact to the Company's financial position or results of operations.

        During November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which is an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees, and also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The adoption of FASB Interpretation No. 45 did not any material impact on the Company's consolidated financial position or results of operations. The Company does not currently provide any third party guarantees.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This statement amends SFAS No. 123, to provide alternative methods of voluntary transition to change to the fair value based method of accounting for stock-based employee compensation. Additionally, this statement amends disclosure requirements of accounting for stock-based employee compensation and the effect of the method used on reporting results. As of December 31, 2002, the Company has adopted the disclosure requirements of SFAS No. 148, but has elected to continue to account for stock-based compensation to its employees and directors using the intrinsic value method proscribed by APB No. 25 and related interpretations.

        In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) "Consolidation of Variable Interest Entities." FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

        On April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of this standard did not have an impact on the Company's consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150 Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities. SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. Certain aspects of SFAS No. 150 have been deferred; however, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently have any financial instruments that have been impacted by SFAS No. 150. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        The following table discloses the Company's obligations and commitments to make future payments under contractual obligations at December 31, 2003 (Amounts in thousands).

	Payment Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	Thereafter
Note Payable	$7,776	$325	$735	$862	$5,854
Leases	250	155	94	1	—

Total	$8,026	$480	$829	$863	$5,854

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

	Expected Year of Maturity
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value December 31, 2003(1)
Notes payable(2)	$325	$353	$382	$414	$448	$5,854	$7,776	$8,438

(1)
The Company's estimate of the fair value of its notes payable was based on an analysis of current market interest rates.

(2)
The weighted average interest rate for all years presented is 8.0%.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders:

        We have audited the accompanying consolidated balance sheets of Natrol, Inc. and its subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed at the index in Item 15(a) as of and for the years ended December 31, 2003 and 2002. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Natrol, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein as of and for the years ended December 31, 2003 and 2002.

        As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

Los Angeles, California
April 14, 2004

Report of Independent Auditors

The Board of Directors
Natrol, Inc.

        We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Natrol, Inc. and subsidiaries for the year ended December 31, 2001. Our audit also included the financial statement schedule listed at the index in Item 15(a) as of and for the year ended December 31, 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, changes in stockholders' equity and cash flows of Natrol Inc. and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein as of and for the year ended December 31, 2001.'

March 1, 2002
Woodland Hills, California

Natrol, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$2,599	$10,077
Accounts receivable, net of allowances of $635 and $409 at December 31, 2003 and 2002, respectively	7,698	6,780
Inventory	9,053	8,608
Income taxes receivable	349
Deferred income taxes	1,110	665
Prepaid expenses and other current assets	914	1,452
Net assets of discontinued operations	35	68

Total current assets	21,758	27,650

Property and equipment:
Building and improvements	15,612	15,607
Machinery and equipment	5,215	5,067
Furniture and office equipment	3,158	2,981

	23,985	23,655
Accumulated depreciation and amortization	(7,315)	(5,866)

Property and equipment, net	16,670	17,789
Restricted cash	5,000
Deferred income taxes	3,902	3,853
Goodwill, net of accumulated amortization and impairment charge of $37,381	4,026	4,026
Other assets	83	39

Total assets	$51,439	$53,357

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,601	$4,395
Accrued expenses	1,732	3,347
Accrued payroll and related liabilities	772	680
Income taxes payable		205
Current portion of long-term debt	325	301

Total current liabilities	8,430	8,928

Long-term debt, less current portion	7,451	7,778
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value of $0.01 per share:
Authorized shares—2,000,000; Issued and outstanding shares—none
Common stock, par value of $0.01 per share:
Authorized shares—50,000,000
Issued and outstanding shares—14,054,309 and 13,788,720 at December 31, 2003 and 2002, respectively	141	138
Additional paid-in capital	62,377	62,005
Accumulated deficit	(24,079)	(22,611)

	38,439	39,532
Shares held in treasury, at cost—921,900 shares at December 31, 2003 and 2002	(2,881)	(2,881)

Total stockholders' equity	35,558	36,651

Total liabilities and stockholders' equity	$51,439	$53,357

See notes to consolidated financial statements.

Natrol, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2003	2002	2001
Net sales	$72,658	$70,260	$71,821
Cost of goods sold	44,246	41,715	42,989

Gross profit	28,412	28,545	28,832

Selling and marketing expenses	17,701	16,915	18,103
General and administrative expenses	10,063	8,744	9,746
Impairment of goodwill			20,000

Total operating expenses	27,764	25,659	47,849

Operating income (loss) from continuing operations	648	2,886	(19,017)
Interest income	54	87	149
Interest expense	(649)	(731)	(885)

Income (loss) from continuing operations before income taxes	53	2,242	(19,753)
Income tax provision	34	861	587

Income (loss) from continuing operations before cumulative change in accounting principles	19	1,381	(20,340)

Discontinued operations:
(Loss) from operations of discontinued Annasa component	(1,766)	(1,068)
(Loss) from operations of discontinued Tamsol component	(542)	(41)
Income tax benefit	821	421

Loss on discontinued operations	(1,487)	(688)

Income (loss) before cumulative effect of accounting change	(1,468)	693	(20,340)

Cumulative effect of change in accounting principle, net of income tax benefit of $4,139		(6,819)

Net loss	$(1,468)	$(6,126)	$(20,340)

Basic and Diluted income (loss) per share:
Income (loss) per share from continuing operations	$0.00	$0.11	$(1.59)
Income (loss) per share from discontinued operations	(0.11)	(0.06)	(1.59)
Loss per share attributable to cumulative effect of change in accounting principle		(0.53)

Loss per share	$(0.11)	$(0.48)	$(1.59)

Weighted-average shares outstanding:
Basic	12,945,938	12,852,008	12,783,118
Diluted	13,451,764	12,991,906	12,783,118

See notes to consolidated financial statements.

Natrol, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital		Shares Held in Treasury	Receivable from Stockholder
	Shares	Amount					Total
Balance, January 1, 2001	13,658,820	$137	$61,782	$3,855	$(2,327)	$(554)	$62,893
Exercise of stock options	32,000		58				58
Shares issued in exchange for services					(554)	554
Shares issued in exchange for services	4,491		8				8
Issuance of common stock under employee stock purchase plan	17,043		21				21
Net loss				(20,340)			(20,340)

Balance, December 31, 2001	13,712,354	137	61,869	(16,485)	(2,881)	$0	42,640

Exercise of stock options	49,166	1	92				93
Shares issued in exchange for services	12,480		17				17
Issuance of common stock under employee stock purchase plan	14,720		27				27
Net loss				(6,126)			(6,126)

Balance, December 31, 2002	13,788,720	138	62,005	(22,611)	(2,881)		36,651
Exercise of stock options	216,885	2	319				321
Shares issued in exchange for services	10,437		16				16
Issuance of common stock under employee stock purchase plan	38,267	1	37				38
Net loss				(1,468)			(1,468)

Balance, December 31, 2003	14,054,309	$141	$62,377	$(24,079)	$(2,881)		$35,558

See notes to consolidated financial statements.

Natrol, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31
	2003	2002	2001
Operating activities
Net loss	$(1,468)	$(6,126)	$(20,340)
Cumulative effect of change in accounting principle, net of income taxes benefit of $4,139		6,819
Loss from discontinued operations	1,487	688

Income (loss) from continuing operations before cumulative effect of change in accounting principle	19	1,381	$(20,340)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Loss from discontinued operations	(1,487)	(688)
Change in net assets of discontinued operations	33	(68)
Depreciation and amortization	1,498	1,428	1,394
Gain on disposal of property and equipment	(3)	(10)
Amortization of goodwill			2,280
Provision for bad debts	397	233	438
Deferred income taxes	(494)	694	(225)
Shares issued for services	16	17	8
Impairment of goodwill			20,000
Changes in operating assets and liabilities:
Accounts receivable	(1,315)	(226)	2,350
Inventory	(445)	1,135	2,504
Income taxes receivable/payable	(554)	1,613	2,683
Prepaid expenses and other current assets	538	374	(987)
Accounts payable	1,206	1,022	(815)
Accrued expenses	(1,615)	(893)	1,273
Accrued payroll and related liabilities	92	187	(229)

Net cash provided by (used in) operating activities	(2,114)	6,199	10,334

Investing activities
Purchases of property and equipment	(384)	(1,474)	(379)
Proceeds for sale of property and equipment	8	13
Restricted cash	(5,000)
Other assets	(44)	15	11

Net cash used in investing activities	(5,420)	(1,446)	(368)

Financing activities
Repayments of line of credit			(8,300)
Repayments on long-term debt	(303)	(281)	(265)
Proceeds from issuance of common stock	359	120	80

Net cash (used in) provided by financing activities	56	(161)	(8,485)

Net (decrease) increase in cash and cash equivalents	(7,478)	4,592	1,481
Cash and cash equivalents, beginning of year	10,077	5,485	4,004

Cash and cash equivalents, end of year	$2,599	$10,077	$5,485

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$650	$675	$885
Income taxes	$337	$55	$927

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

Natrol, Inc.

Notes to Consolidated Financial Statements

1.    Business and Summary of Significant Accounting Policies

Description of Business

        Natrol, Inc. and subsidiaries (collectively, the "Company") manufactures and markets branded, high-quality dietary supplement products under three branded labels, Natrol, Laci LeBeau and Prolab. The Company's core Natrol brand markets vitamins, minerals, hormonal supplements, herbal products, and specialty combination formulations. The Laci Le Beau brand sells specialty teas and the Prolab brand markets sports nutrition products to athletes and other health minded individuals. The Company sells its products through multiple channels of distribution that reach consumers through mass market retailers, health food stores, fitness centers, the internet, catalogues and other points of distribution.

        The Company also sells raw materials and markets limited contract manufacturing through its Essentially Pure Ingredients division which operates within the Company's core operating unit.

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

Reclassifications

        Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

Significant Risks and Uncertainties

        Product returns are a recurring part of the Company's business. Estimating product returns requires significant management judgment. Products may be returned for various reasons including expiration dates or lack of sufficient sales. During 2003, returns and reimbursements for damages and outdated products were 4.7% of gross sales, a significant decrease from 2002 when returns represented approximately 8.7% of gross sales and from 2001 when returns were 14.5% of gross sales. There is no guarantee that future returns will not increase to, or exceed, the levels experienced in 2002 or 2001. Furthermore, the possibility exists that should the Company lose a major account, the Company may agree to accept a substantial amount of returns.

        The Company monitors its inventory and analyzes it on a regular basis. Cycle counts are taken daily to verify inventory levels. In addition, the Company analyzes the movement of items within its inventory in an effort to determine the likelihood that inventory will be sold or used before expiration dates are reached. The Company provides an allowance against that portion of its inventory that it believes is unlikely to be sold or used before expiration dates are reached. At December 31, 2003, inventory allowances were approximately $1.3 million.

Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments with original maturity dates of three months or less when purchased to be cash equivalents. At December 31, 2003 and 2002, there were no cash equivalents.

Restricted Cash

        Restricted cash represents cash that has been deposited with an insurance company as part of the Company's self-insurance program. The cash earns interest at a current rate of 1.65% per annum, and will be returned to the Company should the Company terminate the policy. The policy, which is cancelable by the Company, is effective through 2008.

Inventory

        Inventory is stated at the lower of cost (determined by the first-in, first-out method) or market.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three-to-ten years for furniture, machinery and equipment. Buildings are depreciated over 40 years, and improvements are depreciated over periods ranging from five-to-forty years, using the straight-line method. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease terms.

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

        In June 2001, the Financial Accounting Standards Board ("FASB") approved two new statements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. Beginning in 2002, goodwill is evaluated for impairment annually as of December 31. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In 2002, the Company performed the first step of the impairment test and determined that the there was no impairment of the Prolab segment, but that there was potential impairment of the Natrol segment. The Company performed the second step as of December 31, 2002 for the Natrol segment and determined that its goodwill balance of $10,958,000 was impaired. The impairment loss was recorded as a cumulative effect of accounting change in the accompanying consolidated statement of operations for the year ended December 31, 2002. The changes in the carrying value of goodwill for the years ended December 31, 2002 and 2001 are as follows:

	Natrol	Prolab	Total
	(In thousands)
Balance, January 1, 2001	$11,898	$25,366	$37,264
Impairment losses		(20,000)	(20,000)
Amortization expense	(940)	(1,340)	(2,280)

Balance, December 31, 2001	10,958	4,026	14,984
Cumulative effect of change in accounting principle	(10,958)		(10,958)

Balance, December 31, 2002	$—	$4,026	$4,026

        In accordance with the adoption of SFAS No. 142, beginning on January 1, 2002, the Company no longer amortizes goodwill. Pro forma net loss for the year ended December 31, 2001, had the non-amortization provisions of SFAS No. 142 been applied to that period, would have been $18,920,000 or $1.48 per share (basic and diluted), versus the $20,340,000 or $1.59 per share (basic and diluted) actually reported.

        During 2003, the Prolab segment was consolidated into the Natrol segment (see Note 10) and the test for goodwill was performed on the Company as a whole. The Company performed its annual impairment test as of December 31, 2003 and concluded that goodwill was not impaired.

Income Taxes

        Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of assets and liabilities, based on enacted tax rates. Management provides a valuation allowance when it believes, it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Revenue Recognition

        The Company sells its products to retail outlets through a direct sales force and a national broker network. The Company recognizes revenue from sales when product is shipped and title is transferred. Net sales represent product shipped less actual and estimated returns, spoilage allowances, allowances for product deemed to be unsaleable by customers, free goods shipped to customers for promotional or other purposes and slotting fees. Estimates and allowances are based upon known claims and an estimate of additional returns, however, the amount of future returns can be reasonably estimated.

Advertising Costs

        Advertising and promotional costs are expensed as incurred. Advertising and promotional costs were (in thousands) $5,427, $6,778, and $7,345 for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts are exclusive of promotional and other costs that are netted against sales revenue.

Research and Development Costs

        The Company incurs costs in support of its dietary research and development. These costs are expensed as incurred and were (in thousands) $608, $504, and $551 for the years ended December 31, 2003, 2002 and 2001, respectively.

Shipping and Handling Costs

        The Company records all amounts charged to customers for shipping and handling as revenue. All shipping and fulfillment costs are classified as selling and marketing expenses and were (in thousands) $3,172, $2,504, and $2,959 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Income (loss) from continuing operations before cumulative effect of accounting change	$19	$1,381	$(20,340)
Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax benefits ("Stock Compensation")	(222)	(294)	(843)

Income (loss) from continuing operations—pro forma	(203)	1,087	(21,183)
Loss from discontinued operations	(1,487)	(688)
Cumulative effect of change in accounting principle—net of tax	(6,819)

Net loss—pro forma	$(1,690)	$(6,420)	$(21,183)
Income (loss) per share from continuing operations:
Basic and diluted—as reported	$0.00	$0.11	$(1.59)
Basic and diluted—pro forma	$(0.02)	$0.09	$(1.66)
Net loss per share:
Basic and diluted—as reported	$(0.11)	$(0.48)	$(1.59)
Basic and diluted—pro forma	$(0.13)	$(0.50)	$(1.66)

        The fair value of the options is estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions for grants:

	Years Ended December 31,
	2003	2002	2001
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	68.7	73.3	75.6
Risk free interest rate	3.0%	4.2%	5.5%
Expected life of options	5 years	5 years	5 years

        These assumptions resulted in weighted-average fair values of $0.87, $0.87 and $1.05 for each stock option granted in 2003, 2002 and 2001, respectively.

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

        Stock options to purchase 2,950,000, 2,916,000, and 2,696,000 shares of common stock in 2003, 2002 and 2001, respectively, were outstanding but considered to be anti-dilutive.

Fair Value of Financial Instruments

        The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair market value based on their short-term nature. The fair value of the Company's long-term notes payable is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of long-term notes payable exceeded the carrying value by approximately $662,000 at December 31, 2003.

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

        No one customer represented 10% or more of the Company's net sales in 2003. Accounts receivable from one customer represented approximately 16.0% of net accounts receivable at December 31, 2003. One customer represented 12.3% of net sales in the year ended December 31, 2002. This customer accounted for 13.4% of accounts receivable at December 31, 2002. No other customers represented more than 10% of net sales in 2002. No customers represented more than 10% of net sales in 2001.

Recently Issued Accounting Standards

        In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." The impact of SFAS No. 143 is effective for years that began after June 15, 2002 The Company adopted SFAS No. 143 on January 1, 2003. The adoption of this standard did not have a material impact on the Company's consolidated financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activities be initially measured at fair value and recognized when the liability is incurred. The adoption of SFAS No. 146 did not have any impact to the Company's financial position or results of operations.

        During November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which is an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees, and also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The adoption of FASB Interpretation No. 45 did not have a material impact on the Company's consolidated financial position or results of operations. The Company does not currently provide any third party guarantees.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This statement amends SFAS No. 123, to provide alternative methods of voluntary transition to change to the fair value based method of accounting for stock-based employee compensation. Additionally, this statement amends disclosure requirements of accounting for stock-based employee compensation and the effect of the method used on reporting results. As of December 31, 2002, the Company has adopted the disclosure requirements of SFAS No. 148, but has elected to continue to account for stock-based compensation to its employees and directors using the intrinsic value method proscribed by APB No. 25 and related interpretations

        In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) "Consolidation of Variable Interest Entities." FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

        On April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of this standard did not have an impact on the Company's consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150 Accounting for Financial Instruments with the Characteristics of Both Liabilities and Equities. SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity's other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some cases, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity's equity shares and, under certain circumstances, obligations that are settled by delivery of the issuer's shares be classified as liabilities. Certain aspects of SFAS No. 150 have been deferred; however, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not currently have any financial instruments that have been impacted by SFAS No. 150. The adoption of SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

2.    Inventory

        Inventory consists of the following:

	December 31
	2003	2002
	(In thousands)
Raw material and packaging supplies	$3,736	$6,506
Finished goods	5,317	2,102

	$9,053	$8,608

3.    Financing (in thousands)

        During 1999, the Company entered into two mortgage notes payable in the aggregate amount of $8,900, collateralized by the Company's facilities. These notes are payable in monthly installments of approximately $74 in the aggregate, including interest ranging from 7.75% to 8.32%, maturing in 2014 and 2019.

        Future maturities of long-term debt at December 31, 2002 are as follows:

2004	$325
2005	353
2007	382
2007	414
2008	448
Thereafter	5,854

Total	$7,776

4.    Income Taxes (in thousands)

        The income tax (benefit) provision consists of the following:

	Years Ended December 31,
	2003	2002	2001
Current:
Federal	$526	$82	$727
State	2	85	84

Total current	528	167	811
Deferred	(494)	694	(224)

Total income taxes for continuing operations	$34	$861	$587

Income tax benefit from discontinuing operations	$(821)	$(421)	—
Deferred income tax benefit on cumulative effect of change in accounting principle	—	$(4,139)	—

        The difference between actual income tax provision (benefit) and the amount computed using the U.S. federal statutory income tax rate is as follows:

	Years Ended December 31,
	2003	2002	2001
Statutory rate applied to income (loss) from continuing operations	$19	$762	$(6,716)
Nondeductible goodwill	—	—	7,053
State tax provision	2	85	50
Other	13	14	200

Income tax provision from continuing operations	$34	$861	$587

        The significant components of the Company's deferred income tax assets and liabilities are as follows:

	December 31,
	2003	2002	2001
Deferred income tax assets:
Accounts receivable allowances	$253	$163	$144
Inventory	565	77	127
Accrued liabilities	780	504	890
Goodwill impairment	3,572	4,139
State operating loss carryforward	107	84	163
Other	72	101

	5,349	5,068	1,324
Deferred tax income liabilities:
Federal effect of state taxes	(271)	(255)
Depreciation	(66)	(295)	(251)

	$5,012	$4,518	$1,073

        The Company has state net operating loss carryforwards of approximately $1,500 expiring beginning in fiscal 2007

5.    Stockholders' Equity

Stock Repurchase Program

        In 2000, the Board of Directors of the Company authorized a stock repurchase program for the Company's common stock. Under the stock repurchase program, the Company can effect common stock repurchases from time to time up to an aggregate of $10,000,000. The stock repurchase program does not have an expiration date. During the year ended December 31, 2001, the Company repurchased 296,000 shares of its common stock, respectively, at a cost of $554,000. No such repurchases were made in 2002 or 2003.

Stock Options

        Under the Company's 1996 Stock Option and Grant Plan, as amended (the "Plan"), the Board of Directors of the Company is authorized to grant incentive stock options or non-qualified stock options. Incentive stock options may be granted only to employees of the Company. Non-qualified stock options may be granted to officers and employees of the Company as well as to non-employees. The maximum number of shares to be issued under the Plan is 3,408,071 shares, as amended. All options granted under the Plan have been made at prices not less than the estimated fair market value of the stock at the date of grant. Generally, the options granted under the Plan vest over three-to-five years. Options granted under the Plan have a term of not more than 10 years.

5. Stockholders' Equity (in thousands)

        A summary of the Company's stock option activity and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted-Average Exercise Price Per Share	Exercise Price Per Share
Outstanding at December 31, 2000	1,987	$4.59	$1.88—$13.00
Granted	1,000	1.63	1.32—$3.60
Forfeited	(259)	1.81	1.50—$10.63
Exercised	(32)	3.01	1.32—$1.94

Outstanding at December 31, 2001	2,696	3.58	1.32—$13.00
Granted	700	1.37	1.10—$1.75
Forfeited	(431)	3.41	1.13—$13.00
Exercised	(49)	1.88	1.50—$1.94

Outstanding at December 31, 2002	2,916	3.10	1.10—$13.00
Granted	361	1.31	1.10—$2.04
Forfeited	(111)	2.23	1.45—$6.03
Exercised	(217)	1.48	1.15—$1.50

Outstanding at December 31, 2003	2,949	$2.89	$1.10—$13.00

        At December 31, 2003, 459,000 shares were available for future grant. The weighted-average remaining contractual life for the outstanding options in years was 6.91, 7.71, and 8.37 at December 31, 2003, 2002 and 2001, respectively.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price
$1.10—$2.35	2,294	7.4	$1.60	1,657	$1.69
$2.76—$6.03	270	6.0	4.66	266	4.67
$7.00—$13.00	385	4.9	10.19	383	10.20

Total	2,949	6.91	$3.44	2,306	$2.96

6.    Commitments and Contingencies

        The Company leases certain equipment and facilities under noncancelable operating leases that expire in various years through 2006. Rent expense under operating leases totaled approximately $155,000, $117,000, and $108,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        Future minimum lease payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2003 (in thousands):

2004	$155
2005	62
2006	32
2007	1

Total minimum lease payments	$250

        The Company is a party to certain legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such litigation will not have a material adverse effect on the financial position or results of operations of the Company.

7.    Employee Benefits Plans

        The Company has a profit sharing 401(k) plan that covers substantially all of its employees. Eligible employees may contribute up to 10% of their compensation. Contributions are discretionary; however, the Company generally matches 10% of the employees' contributions up to the maximum of 1% of eligible compensation. Amounts recognized as expense were approximately $26,000, $14,000, and $20,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        In 1998, the Board of Directors approved the Natrol, Inc. Employee Stock Purchase Plan ("ESPP"), which allows substantially all employees to purchase shares of common stock of the Company, through payroll deductions, at 85% of the fair market value of the shares at the beginning or end of the offering period, whichever is lower. The ESPP provides for employees to authorize payroll deductions of up to 10% of their compensation for each pay period. In conjunction with the ESPP, the Company registered with the Securities and Exchange Commission 225,000 shares of the Company's common stock reserved for purchase under the ESPP. As of December 31, 2003 and 2002, 96,402 and 138,356 shares are available for issuance under this plan. For the year ended December 31, 2003, 38,267 shares were issued at $0.98 per share under the plan. For the year ended December 31, 2002, 14,720 shares were issued at prices ranging from $1.68 to $1.85 per share under the plan. For the year ended December 31, 2001, 17,043 shares were issued at prices ranging from $1.28 to $2.00 per share under the plan.

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

9.    Discontinued Operations

        In December 2003, the Company discontinued its Annasa and Tamsol units. Annasa, a subsidiary of Natrol, a multi-level marketer of proprietary nutritional products began operations in 2002. Tamsol, was also formed in 2002, to generate direct-to-consumer sales via radio, television, direct mail and other non retail venues. The Company has reclassified its financial statements to segregate the revenues, direct costs and expenses (excluding allocated costs), assets and liabilities and cash flows of the discontinued operations. The net operating results, net assets and net cash flows of these businesses have been reported as "Discontinued Operations" in the accompanying consolidated financial statements.

        The Company sold Annasa's trademarks and certain other assets to an investor group led by former Annasa distributors. The Company received $35,000 for the intellectual property assets and received a commitment from the investor group to purchase Annasa's remaining inventory at cost. The investor group has agreed to also pay the Company a royalty of between one and two percent of net revenue for 20 years.

        Summarized financial information for the discontinued operations is as follows:

	Fiscal Year ended:
	December 31, 2003	December 31, 2002
Annasa:
Revenue	$667	$44

Gross Margin	452	32
Selling and Marketing expenses	1,224	501
General and administrative	994	599

Loss from operations	(1,766)	(1,068)
Income tax benefit	616	404

Net loss	$(1,150)	$(664)

Tamsol:
Revenue	$30	$27

Gross Margin	30	27
Selling and Marketing expenses	152	2
General and administrative	420	66

Loss from operations	(542)	(41)
Income tax benefit	205	17

Net loss	$(337)	$(24)

Net assets of discontinued operations:
Current assets	$115	$71
Total assets	150	92
Current liabilities	115	24
Net assets of discontinued operations	35	68

10.    Operating Segments

        Prior to the fourth quarter of 2003, the Company reported its revenue and income through three operating segments; Natrol, Annasa and Prolab. As discussed in Note 9, Annasa was discontinued in the fourth quarter of 2003. Additionally, the Company consolidated its Prolab operating unit into the core Natrol operating unit, and Prolab now operates as a brand within the core operating unit similar to the Company's other brands. The consolidation of the related accounting, finance, marketing, sales and other functions was completed at the end of the third quarter of 2003 and as of October 1, 2003, the Company no longer considers Prolab a separate operating segment. As a result, segment operating results are no longer being reported.

11.    Subsequent Events

        During March 2004, the Company settled its litigation with the former owners of Prolab Nutrition, Inc. The Company received $2 million in cash, which will be reflected in the financial statements for the quarter ending March 31, 2004 as a reduction of goodwill.

12.    Selected Quarterly Financial Data (unaudited)

	2003 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Net sales	$18,995	$18,866	$17,398	$17,399
Gross profit	8,129	6,604	6,810	6,869
Income (loss) from continuing operations	228	(246)	25	12
Loss from discontinued operations	(352)	(304)	(417)	(414)
Net loss	(124)	(550)	(392)	(402)
Basic and diluted net Income (loss) per share:
Income from continuing operations	$0.02	$(0.02)	$(0.00)	$(0.00)
Loss from discontinued operations	(0.03)	(0.02)	(0.03)	(0.03)

Net loss	$(0.01)	$(0.04)	$(0.03)	$(0.03)

	2002 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Net sales	$17,539	$17,843	$18,021	$16,857
Gross profit	6,579	7,099	6,986	7,881
Income from continuing operations	121	237	66	957
Loss from discontinued operations		(107)	(254)	(327)
Cumulative effect of change in accounting principle	(6,819)
Net income (loss)	(6,698)	130	(188)	630
Basic and diluted net Income (loss) per share:
Income from continuing operations	$0.01	$0.02	$0.01	$0.07
Loss from discontinued operations		(0.01)	(0.02)	(0.03)
Cumulative effect of accounting change	(0.53)

Net Income (loss)	$(0.52)	$0.01	$(0.01)	$0.04

        Natrol, Inc. and Subsidiaries Schedule II—Valuation and Qualifying Accounts Years Ended December 31, 2003, 2002 and 2001

Description	Balance at Beginning of Year	Charged to Cost and Expense	Additions Charged to Acquisitions	Deductions		Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2001	$479	$438	$—	$554		$363
Year ended December 31, 2002	$363	$233	$—	$187		$409
Year ended December 31, 2003	$409	$397	$—	$171		$635
Allowance for Sales Returns:
Year ended December 31, 2001	$1,460	$12,490	$—	$12,910	(1)	$1,020
Year ended December 31, 2002	$1,020	$6,700	$—	$6,127	(1)	$1,593
Year ended December 31, 2003	$1,593	$4,014	$—	$4,372	(1)	$1,235

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

        During the fiscal years ended December, 31, 2001 and 2000, there were no disagreements with Ernst & Young on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Ernst & Young's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in v 304(a)(1)(v) of Regulation S-K.

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

ITEM 9A.    CONTROLS AND PROCEDURES

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

ITEM 10.    CODE OF ETHICS

        The Company has not, as of the filing of this document, adopted a Code of Ethics. The Company intends to adopt such a plan prior to the annual shareholders' meeting in June 2004.

PART III

        Information required under Part III (Items 10, 11, 12, and 14 other than the information required by Item 201(d) of Regulation S-K for Item 12, and 13) is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held in June 2004.

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

Equity Compensation Plan Information Table—Overview

	Equity Compensation Plan Information
Plan category	Number of securities To be issued Upon exercise of Outstanding options, Warrants and rights(1) (a)	Weighted-Average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(2)	2,949,447	$2.89	458,624	(3)
Equity compensation Plans not approved by security holders

Total	2,949,447	$2.89	458,624	(3)

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
10.10	Bonus Compensation Plan
21.1	Subsidiaries of Natrol, Inc.
23.1	Consent of Experts and Counsel: Consent of Deloitte & Touche, LLP is filed herewith as Exhibit 23.1.
23.2	Consent of Experts and Counsel: Consent of Ernst & Young, LLP is filed herewith as Exhibit 23.2
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 901 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to section 901 of the Sarbanes Oxley Act of 2002
(b)
Reports on Form 8-K: 8-K filed on:
December 12, 2002 and amended on January 7, 2003.
December 19, 2003
January 13, 2004
March 31, 2004

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of April, 2004..

NATROL, INC.
By:	/s/ ELLIOTT BALBERT Elliott Balbert President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signatures Signed	Title	Date
Elliott Balbert	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	April 14, 2004
Dennis Jolicoeur	Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)	April 14, 2004
Vernon Brunner	Director	April 14, 2004
Gordon Brunner	Director	April 14, 2004
Dennis De Concini	Director	April 14, 2004
Ronald Consiglio	Director	April 14, 2004

QuickLinks

Natrol, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share and per share data)
Natrol, Inc. and Subsidiaries Consolidated Statements of Operations (In thousands, except share and per share data)
Natrol, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
Natrol, Inc. Notes to Consolidated Financial Statements
PART III
PART IV