Form 10-Q
period 2004-03-31
NATROL INC
filed 2004-05-17
CIK 1025573

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

YES  ☒   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule  12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date:

Class	May 10, 2004

Common stock, $0.01 par value	13,222,969

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Natrol, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$5,432	$2,599

Accounts receivable, net of allowances of $683 and $635 at March 31, 2004 and December 31, 2003, respectively	9,163	7,698
Inventory	10,534	9,053
Income taxes receivable	61	349
Deferred income taxes	1,110	1,110
Prepaid expenses and other current assets	978	914
Net assets of discontinued operations	86	35
Total current assets	27,364	21,758
Property and equipment:
Building and improvements	15,626	15,612
Machinery and equipment	5,154	5,215
Furniture and office equipment	2,872	3,158
	23,652	23,985
Accumulated depreciation	(7,224)	(7,315)
Property and equipment, net	16,428	16,670
Restricted cash	5,000	5,000
Deferred income taxes	3,902	3,902
Goodwill, net of accumulated amortization and impairment charge of $37,381	2,026	4,026
Other assets	119	83
Total assets	$54,839	$51,439

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,063	$5,601
Accrued expenses	1,794	1,732
Accrued payroll and related liabilities	1,169	772
Current portion of long-term debt	332	325
Total current liabilities	11,358	8,430
Long-term debt, less current portion	7,364	7,451
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.01 per share: Authorized shares—2,000,000; Issued and outstanding shares-none
Common stock, par value of $0.01 per share: Authorized shares—50,000,000
Issued and outstanding shares-14,127,536 and 14,054,309 at March 31, 2004 and December 31, 2003, respectively	141	141
Additional paid-in capital	62,486	62,377
Accumulated deficit	(23,629)	(24,079)
	38,998	38,439
Shares held in treasury, at cost-921,900 shares at March 31, 2004 and December 31, 2003	(2,881)	(2,881)
Total stockholders’ equity	36,117	35,558
Total liabilities and stockholders’ equity	$54,839	$51,439

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Net sales	$20,425	$18,995
Cost of goods sold	12,595	10,866
Gross profit	7,830	8,129
Selling and marketing expenses	4,619	4,969
General and administrative expenses	2,325	2,639
Total operating expenses	6,944	7,608
Operating income from continuing operations	886	521
Interest income	22	10
Interest expense	(158)	(162)
Income from continuing operations before income taxes	750	369
Income tax provision	300	141
Income from continuing operations	450	228
Discontinued operations:
(Loss) from operations	—	(573)
Income tax benefit	—	221
Loss on discontinued operations	—	(352)
Net Income (loss)	$450	$(124)
Basic and Diluted income (loss) per share:
Income (loss) per share from continuing operations	$0.03	$0.02
Loss per share from discontinued operations	$—	$(0.03)
Income (loss) per share	$0.03	$(0.01)

Weighted-average shares outstanding:
Basic	13,162,459	12,870,598
Diluted	14,175,061	12,879,181

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2004	2003
	(Unaudited )
Operating activities
Net Income (loss)	$450	$(124)
Loss from discontinued operations	—	352
Income (loss) from continuing operations	450	228

Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	(352)
Change in net assets of discontinued operations	(51)	(305)
Depreciation and amortization	319	372
Loss on disposal of property and equipment	2	—
Provision for bad debts	48	55
Shares issued for services	—	15
Changes in operating assets and liabilities:
Accounts receivable	(1,513)	(1,220)
Inventory	(1,481)	150
Income taxes receivable/payable	288	12
Prepaid expenses and other current assets	(64)	14
Accounts payable	2,462	1,348
Accrued expenses	62	(1,299)
Accrued payroll and related liabilities	397	(86)
Net cash provided by (used in) operating activities	919	(1,068)

Investing activities
Purchases of property and equipment	(79)	(68)
Reduction in goodwill	2,000	—
Other assets	(36)	—
Net cash provided by (used in) investing activities	1,885	(68)

Financing activities
Repayments on long-term debt	(80)	(76)
Proceeds from issuance of common stock	109	—
Net cash (used in) provided by financing activities	29	(76)
Net (decrease) increase in cash and cash equivalents	2,833	(1,212)
Cash and cash equivalents, beginning of period	2,599	10,077
Cash and cash equivalents, end of period	$5,432	$8,865

See accompanying notes

NATROL, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  This Report on Form 10Q should be read in conjunction with the Company’s annual report on Form 10K for the year ended December 31, 2003.  Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year or any other period.

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

	3 Months Ended March 31,
	2004	2003

Income (loss) from continuing operations	$450	$228
Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax benefits (“Stock Compensation”)	(27)	(40)
Income (loss) from continuing operations—pro forma	423	188
Loss from discontinued operations	—	(352)
Net Income (loss)—pro forma	423	(164)
Income per share from continuing operations:
Basic—as reported	$0.03	$0.02
Diluted—as reported	$0.03	$0.02
Basic—pro forma	$0.03	$0.01
Diluted—pro forma	$0.03	$0.01
Net loss per share:
Basic—as reported	$0.03	$(0.01)
Diluted—as reported	$0.03	$(0.01)
Basic—pro forma	$0.03	$(0.01)
Diluted—pro forma	$0.03	$(0.01)

During the three months ended March 31, 2004, 35,000 stock options were granted with an exercise price of $3.04 which equaled the fair value of the underlying Common Stock on the date of grant.

3.   INVENTORY

Inventories consist of the following:

	March 31, 2004	December 31, 2003

Raw material and packaging supplies	$4,704	$3,736
Finished goods	5,830	5,317
Raw material and packaging supplies	$10,534	$9,053

4. SHIPPING AND HANDLING COSTS

The Company records all amounts charged to customers for shipping and handling as revenue. All outbound shipping and fulfillment costs are classified as selling and marketing expenses and totaled $858,000 and $797,000 for three months ended March 31, 2004 and 2003 respectively.

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

6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) “Consolidation of Variable Interest Entities.” FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

7.  DISCONTINUED OPERATIONS

In December 2003, the Company discontinued its Annasa and Tamsol units.  Annasa, a subsidiary of Natrol and a multi-level marketer of proprietary nutritional products began operations in 2002.  Tamsol, was also formed in 2002, to generate direct-to-consumer sales via radio, television, direct mail and other non retail venues.  The Company has reclassified its financial statements to segregate the revenues, direct costs and expenses (excluding allocated costs), assets and liabilities and cash flows of the discontinued operations.  The net operating results, net assets and net cash flows of these businesses have been reported as “Discontinued Operations” in the accompanying consolidated financial statements.

Summarized financial information for the discontinued operations is as follows:

	Three Months Ended March 31,
	2004	2003
Annasa:
Revenue	—	$150
Gross Margin	—	112

Selling and Marketing expenses	—	330
General and administrative	—	291
Loss from operations	—	(509)
Income tax benefit	—	196
Net loss	—	$(313)

Tamsol:
Revenue	—	$22
Gross Margin	—	22

Selling and Marketing expenses	—	19
General and administrative	—	67
Loss from operations	—	(64)
Income tax benefit	—	25
Net loss	—	$(39)

	March 31, 2004	December 31, 2003
Net assets of discontinued operations:
Current assets	$75	$116
Total assets	87	151
Current liabilities	1	116
Net assets of discontinued operations	86	35

8. LITIGATION SETTLEMENT

During March 2004, the Company settled its litigation with the former owners of Prolab Nutrition, Inc.  The Company received $2 million in cash, which was reflected in the financial statements for the quarter ending March 31, 2004 as a reduction of goodwill.

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains “forward looking statements.” Natrol, a Delaware corporation organized in 1980, is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward looking statements. Examples of forward looking statements include, but are not limited to, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “estimate,” “assume,” “plan,” or “anticipates” or the negative thereof, other variations thereon, or comparable terminology, or by discussions of strategy that predict or indicate future events or trends or that are not historical facts. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect its current expectations of the approximate outcome of the matter discussed. The Company does not undertake any obligation and does not currently intend to update any such statements at any time in the future.

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

Factors that could cause or contribute to the Company’s actual results differing materially from those discussed herein or for the Company’s stock price to be affected adversely include, but are not limited to: (i) industry trends, including a general downturn or slowing of the growth of the dietary supplement industry; (ii) increased competition from current competitors and new market entrants including but not limited to increased competition from private label house brands supported by retailers seeking to increase the market share of their proprietary house brands because private label brands control the largest share of the vitamin, mineral and supplement (VMS) sector; (iii) adverse publicity regarding the dietary supplement industry or the Company’s products; (iv) exposure to product liability claims, in particular because the Company beginning in July, 2003 has chosen to self-insure against product liability claims due to the high price of product liability insurance, the inability to secure occurrence based coverage, as well as the limited amount of coverage provided by insurers willing to provide insurance at high prices; (v) exposure to and the expense of resolving and defending potential product liability claims that are left uncovered by insurance; (vi) the Company’s dependence upon its ability to develop new products; (vii)  returns of the Company’s products which may be returned by customers at any time due to lack of sell through to consumers or because competitors have convinced the Company’s customers that Natrol’s products should be replaced with competitor products; (viii) the Company’s ability to manage inventory or sell its inventory before such inventory becomes outdated, (xix) the Company’s ability to gain or expand or maintain distribution within new or existing customers and new or existing channels of trade; (x) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising, or rebates; (xi) adverse changes in government regulation or changes in local or national laws; (xii) dependence on significant customers; (xiii) the Company’s ability to keep and attract key management employees; (xiv) the Company’s inability to manage growth and execute its business plan, or the Company’s ability to modify its business plan in response to market conditions, including, but not limited to, its ability to enter into new businesses and capitalize upon new business opportunities; (xv) the Company’s ability to consummate future acquisitions and its ability to integrate acquired businesses; (xvi) the absence of conclusive clinical studies for many of the Company’s products; (xvii) the Company’s inability to obtain raw materials that are in short supply including its ability to obtain garlic powders or arabinogalactan for its EPI raw material sales division; (xviii) sales and earnings volatility, (xix) volatility of the stock market; (xx) the Company’s ability to manufacture its products efficiently; (xxi) the Company’s reliance on independent brokers to sell its products; (xxii) the inability of the Company to protect its intellectual property; (xxiii) control of the Company by principal shareholders, (xxiv) the possible sale of large amounts of stock by controlling stockholders; (xxv) a general downturn in the national economy as a whole; (xxvi) continued market acceptance of Natrol supplements, Laci Le Beau teas, Prolab’s sports nutrition products, and EPI’s raw material products, (xxvii) increases in the cost of borrowings; (xxviii) and, the unavailability of additional debt or equity capital; (xix) legal actions brought forth by federal, state and local governmental and private parties.

RESULTS OF OPERATIONS

The following discussion of the results of operations and the financial condition of the Company should be read in conjunction with the response to Part 1 Item 1 of this report.

THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

NET SALES. The Company recognizes revenue from sales only after product is shipped and title is transferred. Net sales represent product shipped less actual and estimated future returns, spoilage allowances, allowances for product deemed to be unsaleable by customers, free goods shipped to customers for promotional or other purposes and slotting fees. Estimates and allowances are based upon known claims and an estimate of additional returns, however, the amount of future returns can be reasonably estimated.

Net sales increased 7.5%, or $1.4 million, to $20.4 million for the three months ended March 31, 2004 from $19.0 million for the three months ended March 31, 2003.  Approximately 63% of the increase in net sales during the quarter was from sales of Natrol products and another 6% of the increase in net sales was due to sales of Prolab branded products.  The Company’s EPI raw material and contract packaging division accounted for the remainder of the increase in net sales.

GROSS PROFIT.  Gross profit decreased 3.7%, or $0.3 million, to $7.8 million for the three months ended March 31, 2004 from $8.1 million for the three months ended March 31, 2003. Gross margin decreased to 38.3% for the three months ended March 31, 2004 from 42.8% for the three months ended March 31, 2003.  The decrease in gross margin was primarily due to a shift in product mix at the Company’s EPI division. The EPI division sells raw material ingredients as well as contract manufacturing services.  The contract manufacturing margins are lower than the gross margin for raw material sales.  During the first quarter 2004 the division’s sales revenue was derived primarily from contract manufacturing business which negatively affected the overall gross margin for the Company.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses decreased 7.0%, or $0.3 million, to $4.6 million for the three months ended March 31, 2004 from $4.9 million for the three months ended March 31, 2003. The decrease was due to lower media and public relations expenditures in first quarter 2004 than in first quarter 2003 which were partially offset by increases in payroll and shipping costs.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, as well as professional fees related to legal, audit and tax matters and depreciation. General and administrative expenses decreased 11.9%, or $0.3 million to $2.3 million for the three months ended March 31, 2004 from $2.6 million for the three months ended March 31, 2003.  The cost of general and product liability insurance was $0.3 million less in first quarter 2004 than in first quarter 2003 due to the implementation of the Company’s self insurance program in July of 2003. Legal expenditures were also $0.3 million less in the first quarter 2004 than in the first quarter 2003.  The decrease was due to a number of factors including a greater proportional use of in-house counsel as opposed to outside counsel. These savings in 2004 were partially offset by higher payroll costs and other administration expenses.

INTEREST EXPENSE.  The Company recorded interest expense of $158,000 for the three months ended March 31, 2004 as compared to interest expense of $162,000 for the three months ended March 31, 2003. The Company pays interest on approximately $7.7 million of long-term mortgage debt.

INCOME TAX PROVISION. For the three months ended March 31, 2004 the Company’s effective tax rate was approximately 40.0%.  For the three months ended March 31, 2003 the Company’s effective tax rate was 38.2%.

DISCONTINUED OPERATIONS. In December 2003, the Company discontinued its Annasa and Tamsol units.  Annasa, a subsidiary of Natrol, a multi-level marketer of proprietary nutritional products began operations in 2002.  Tamsol, was also formed in 2002, to generate direct-to-consumer sales via radio, television, direct mail and other non retail venues.  The Company has reclassified its financial statements to segregate the revenues, direct costs and expenses (excluding allocated costs), assets and liabilities and cash flows of the discontinued operations.  The net operating results, net assets and net cash flows of these businesses have been reported as “Discontinued Operations” in the accompanying consolidated financial statements. As the operations were shut down as of the end of calendar 2003, the Company had no revenue or expenses from discontinued operations in the first quarter of 2004.  During the first quarter of 2003, the Company had a net loss of $352,000 from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had working capital of $16.0 million as compared to $13.3 million in working capital at December 31, 2003. The Company’s cash balance at March 31, 2004 was approximately $5.4 million.  The increase in working capital was primarily due to the receipt of $2.0 million from settling litigation with the former owners of Prolab Nutrition, Inc. The cash receipt was recorded as a reduction of goodwill.

Net cash provided by operating activities was $0.9 million for the three months ended March 31, 2004 versus net cash used of $1.1 million for the three months ended March 31, 2003. Cash provided by operating activities during the three months ended March 31, 2004 consisted of $450,000 of net income earned during the quarter, an increase in accounts payable and other accrued expenses of $2.9 million, and increase in income taxes payable of $0.3 million, depreciation of $0.3 million offset by an increase in accounts receivable of $1.5 million and an increase in inventory of $1.5 million.  The increase in inventory was due to additional purchases of raw materials and the stocking higher levels of finished goods inventory in anticipation of improving service levels with customers. The increase in accounts receivable was largely due to the timing of sales. The increase in accounts payables was also due to the timing of certain payments.

Net cash provided by investing activities was $1.9 million for the three months ended March 31, 2004 versus net cash used of $68,000 during the three months ended March 31, 2003. The settlement of the litigation with the former owners of Prolab Nutrition, Inc., which was recorded as a reduction of goodwill, provided $2.0 million of cash which was offset by investment in property and equipment.  All of the investment in the three months ended March 31, 2003 was in property and equipment.

Net cash provided by financing activities was $29,000 for the three months ended March 31, 2004 as opposed to $76,000 used in financing activities during the three months ended March 31, 2003. During the three months ended March 31, 2004, the Company made principal payments of $80,000 on its long-term mortgage debt and received $109,000 from the exercise of stock options and the purchase of stock through the Company’s Employee Stock Purchase Plan.  During the three months ended March 31, 2003 the Company made principal payments of $76,000 on its long-term mortgage debt.

As of March 31, 2004, the Company had $7.7 million of outstanding debt all of which is the result of long-term mortgage debt on the Company’s manufacturing/headquarters facility and on the Company’s shipping facility. The Company has no line of credit in place.

The Company believes that its cash balance together with cash generated from operations should be sufficient to fund its anticipated working capital needs and planned capital expenditures for the next twelve months. However, if the Company does not meet its operating plan it may also need additional borrowings to fund working capital needs.

The Company currently has no outstanding debt on its books other than the mortgage debt on its properties. In order to meet current financing needs for working capital, the Company may need to open bank lines of credit.  In order to meet its long-term liquidity needs, the Company may be required to incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect the Company’s ability to pursue new acquisitions and could negatively affect its operations in future periods.

CRITICAL ACCOUNTING POLICIES

Management’s beliefs regarding significant accounting policies have not changed significantly from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the three months ended March 31, 2004 from the disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)14(c) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

CODE OF ETHICS

The Company has not, as of the filing of this document, adopted a Code of Ethics.  The Company intends to adopt such a plan prior to the annual shareholders’ meeting in June 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K filed on March 31, 2004

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

NATROL, INC.

Date: 5/17/04	By:	/s/ Elliott Balbert
Chairman, President and Chief Executive Officer

Date: 5/17/04	By:	/s/ Dennis R. Jolicoeur
Chief Financial Officer and Executive Vice President