Form 10-Q
period 2004-06-30
NATROL INC
filed 2004-08-16
CIK 1025573

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

YES  ☒   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date:

Class	August 4, 2004

Common stock, $0.01 par value	13,345,742

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Natrol, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$3,314	$2,599

Accounts receivable, net of allowances of $640 and $635 at June 30, 2004 and December 31, 2003, respectively	9,530	7,698
Inventory	10,123	9,053
Income taxes receivable	176	349
Deferred income taxes	1,110	1,110
Prepaid expenses and other current assets	773	914
Net assets of discontinued operations	60	35
Total current assets	25,086	21,758
Property and equipment:
Building and improvements	15,626	15,612
Machinery and equipment	5,164	5,215
Furniture and office equipment	2,964	3,158
	23,754	23,985
Accumulated depreciation	(7,547)	(7,315)
Property and equipment, net	16,207	16,670

Restricted cash	5,000	5,000
Deferred income taxes	3,902	3,902
Goodwill, net of accumulated amortization and impairment charge of $37,381	2,026	4,026
Other assets	244	83
Total assets	$52,465	$51,439

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,915	$5,601
Accrued expenses	2,058	1,732
Accrued payroll and related liabilities	1,875	772
Current portion of long-term debt	339	325
Total current liabilities	8,187	8,430
Long-term debt, less current portion	7,277	7,451
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.01 per share:
Authorized shares—2,000,000; Issued and outstanding shares-none
Common stock, par value of $0.01 per share:
Authorized shares—50,000,000
Issued and outstanding shares-14,225,959 and 14,054,309 at June 30, 2004 and December 31, 2003, respectively	142	141
Additional paid-in capital	62,600	62,377
Accumulated deficit	(22,860)	(24,079)
	39,882	38,439
Shares held in treasury, at cost-921,900 shares at June 30, 2004 and December 31, 2003	(2,881)	(2,881)
Total stockholders’ equity	37,001	35,558
Total liabilities and stockholders’ equity	$52,465	$51,439

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net sales	$20,682	$18,866	$41,107	$37,861
Cost of goods sold	11,338	12,262	23,933	23,128
Gross profit	9,344	6,604	17,174	14,733

Selling and marketing expenses	5,643	4,132	10,262	9,101
General and administrative expenses	2,274	2,727	4,599	5,366
Total operating expenses	7,917	6,859	14,861	14,467
Operating income (loss) from continuing operations	1,427	(255)	2,313	266

Interest income	22	4	44	14
Interest expense	(156)	(162)	(314)	(324)
Income (loss) from continuing operations before income taxes	1,293	(413)	2,043	(44)
Income tax provision (benefit)	524	(167)	824	(26)
Income (loss) from continuing operations	769	(246)	1,219	(18)
Discontinued operations:
(Loss) from operations	—	(461)	—	(1,035)
Income tax benefit	—	157	—	379
Loss on discontinued operations	—	(304)	—	(656)
Net Income (loss)	$769	$(550)	$1,219	$(674)
Basic income (loss) per share:
Income (loss) per share from continuing operations	$.06	$(.02)	$.09	$.00
Loss per share from discontinued operations	—	(.02)	—	(.05)
Income (loss) per share	$.06	$(.04)	$.09	$(.05)

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$.05	$(.02)	$.09	$.00
Loss per share from discontinued operations	—	(.02)	—	(.05)
Income (loss) per share	$.05	$(.04)	$.09	$(.05)

Weighted-average shares outstanding—basic and diluted
Basic	13,240,248	12,886,746	13,201,354	12,878,722
Diluted	14,093,944	12,886,746	14,085,885	12,878,722

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited )

	Six Months Ended June,
	2004	2003

Operating activities
Net Income (loss)	$1,219	$(674)
Loss from discontinued operations	—	656
Income (loss) from continuing operations	1,219	(18)

Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Loss from discontinued operations	—	(656)
Change in net assets of discontinued operations	(25)	(65)
Depreciation and amortization	642	745
Loss on disposal of property and equipment	2	—
Provision for bad debts	105	112
Shares issued for services	—	15
Changes in operating assets and liabilities:
Accounts receivable	(1,937)	(2,778)
Inventory	(1,070)	745
Income taxes receivable/payable	173	(613)
Prepaid expenses and other current assets	141	778
Accounts payable	(1,686)	1,753
Accrued expenses	326	(1,124)
Accrued payroll and related liabilities	1,103	372
Net cash used in operating activities	(1,007)	(734)

Investing activities
Purchases of property and equipment	(181)	(127)
Reduction in goodwill	2,000	—
Other assets	(161)	7
Net cash provided by (used in) investing activities	1,658	(120)

Financing activities
Repayments on long-term debt	(160)	(151)
Proceeds from issuance of common stock	224	14
Net cash provided by (used in) financing activities	64	(137)
Net increase (decrease) in cash and cash equivalents	715	(991)
Cash and cash equivalents, beginning of period	2,599	10,077
Cash and cash equivalents, end of period	$3,314	$9,086

See accompanying notes

NATROL, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2003.  Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

	3 Months Ended June 30,		6 Months Ended June 30,
	2004	2003	2004	2003
Income (loss) from continuing operations	$769	$(246)	$1,219	$(18)

Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax benefits (“Stock Compensation”)	18	49	34	90
Income (loss) from continuing operations—pro forma	$751	$(295)	$1,185	$(108)
Loss from discontinued operations	—	(304)	—	(656)
Net Income (loss)—pro forma	$751	$(599)	$1,185	$(764)

Income per share from continuing operations:
Basic—as reported	$.06	$(.02)	$.09	$.00
Diluted—as reported	$.05	$(.02)	$.09	$.00
Basic—pro forma	$.06	$(.02)	$.09	$.01
Diluted—pro forma	$.05	$(.02)	$.08	$.01

Net loss per share:
Basic—as reported
Diluted—as reported	$.06	$(.04)	$.09	$(.05)
Basic—pro forma	$.05	$(.04)	$.09	$(.05)
Diluted—pro forma	$.06	$(.05)	$.09	$(.06)
	$.05	$(.05)	$.08	$(.06)

During the six months ended June 30, 2004, 60,000 stock options were granted with exercise prices ranging between $2.76 and $3.04 which equaled the fair value of the underlying common stock on the date of grant.

3. INVENTORY

Inventories consist of the following:

	June 30, 2004	December 31, 2003

Raw material and packaging supplies	$4,627	$3,736
Finished goods	5,496	5,317
Total Inventory	$10,123	$9,053

4. SHIPPING AND HANDLING COSTS

The Company records all amounts charged to customers for shipping and handling as revenue. All outbound shipping and fulfillment costs are classified as selling and marketing expenses and totaled $1,803 and $1,552 for six months ended June 30, 2004 and 2003 respectively.

5. EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents (stock options), when dilutive.  Stock options to purchase 538,750  and 537,500 common shares for the three and six months ended June 30, 2004, and stock options to purchase 1,322,500 and 1,807,500 common shares for the three and six months ended June 30, 2003 were outstanding but considered to be anti-dilutive.

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) “Consolidation of Variable Interest Entities.” FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company did not have any variable interest entities that were impacted by adoption of FIN 46(R).

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

Summarized financial information for the discontinued operations is as follows:

	3 Months Ended June 30, 2003	Six Months Ended June 30, 2003
Annasa:
Revenue	$116	$266
Gross Margin	77	190

Selling and Marketing	200	454
General and Administrative	261	629
Loss From Operations	(384)	(893)
Income Tax Benefit	126	322
Net Loss	$(258)	$(571)

Tamsol:
Revenue	$6	$28
Gross Margin	6	28

Selling and Marketing	14	33
General and Administrative	69	137
Loss From Operations	(77)	(142)
Income Tax Benefit	31	57
Net Loss	$(46)	$(85)

	June 30, 2004	December 31, 2003
Net assets of discontinued operations:
Current assets	$58	$116
Total assets	60	151
Current liabilities	0	116
Net assets of discontinued operations	60	35

8. LITIGATION SETTLEMENT

During March 2004, the Company settled its litigation with the former owners of Prolab Nutrition, Inc.  The Company received $2 million in cash, which has been reflected as a reduction in goodwill in the accompanying June 30, 2004 balance sheet.

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

Factors that could cause or contribute to the Company’s actual results differing materially from those discussed herein or for the Company’s stock price to be affected adversely include, but are not limited to: (i) industry trends, including a general downturn or slowing of the growth of the dietary supplement industry; (ii) increased competition from current competitors and new market entrants including but not limited to increased competition from private label house brands supported by retailers seeking to increase the market share of their proprietary house brands because private label brands control the largest share of the vitamin, mineral and supplement (VMS) sector; (iii) adverse publicity regarding the dietary supplement industry or the Company’s products; (iv) exposure to product liability claims, in particular because the Company beginning in July, 2003 has chosen to self-insure against product liability claims due to the high price of product liability insurance, the inability to secure occurrence based coverage, as well as the limited amount of coverage provided by insurers willing to provide insurance at high prices; (v) exposure to and the expense of resolving and defending potential product liability claims that are left uncovered by insurance including potential claims involving ephedrine based products which the company sold prior to April, 2003; (vi) the Company’s dependence upon its ability to develop new products; (vii)  returns of the Company’s products which may be returned by customers at any time due to lack of sell through to consumers or because competitors have convinced the Company’s customers that Natrol’s products should be replaced with competitor products; (viii) the Company’s ability to manage inventory or sell its inventory before such inventory becomes outdated, (xix) the Company’s ability to gain or expand or maintain distribution within new or existing customers and new or existing channels of trade; (x) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising, or rebates; (xi) adverse changes in government regulation or changes in local or national laws; (xii) dependence on significant customers; (xiii) the Company’s ability to keep and attract key management employees; (xiv) the Company’s inability to manage growth and execute its business plan, or the Company’s ability to modify its business plan in response to market conditions, including, but not limited to, its ability to enter into new businesses and capitalize upon new business opportunities; (xv) the Company’s ability to consummate future acquisitions and its ability to integrate acquired businesses; (xvi) the absence of conclusive clinical studies for many of the Company’s products; (xvii) the Company’s inability to obtain raw materials that are in short supply including its ability to obtain garlic powders or arabinogalactan for its EPI raw material sales division; (xviii) sales and earnings volatility, (xix) volatility of the stock market; (xx) the Company’s ability to manufacture its products efficiently; (xxi) the Company’s reliance on independent brokers to sell its products; (xxii) the inability of the Company to protect its intellectual property; (xxiii) control of the Company by principal shareholders, (xxiv) the possible sale of large amounts of stock by controlling stockholders; (xxv) a general downturn in the national economy as a whole; (xxvi) continued market acceptance of Natrol supplements, Laci Le Beau teas, Prolab’s sports nutrition products, and EPI’s raw material products, (xxvii) increases in the cost of borrowings; (xxviii) and, the unavailability of additional debt or equity capital; (xix) legal actions brought forth by federal, state and local governmental and private parties.

OVERVIEW

Since divesting itself of its unprofitable multi-level marketing and direct marketing units in 2003 (see discontinued operations), the Company’s business plan has been to focus on its core Natrol, Prolab sports nutrition and Laci Le Beau tea brands.  The Natrol and Laci Le Beau brands are sold in health food stores, in mass-market drug, food and retail chains as well as club stores.   Prolab products are sold through distributors who in turn service retail accounts.  Prolab’s distributor network focuses on health food stores, health clubs and fitness facilities that cater to body builders and other individuals seeking a high level of fitness.   With the integration of Prolab as a brand within Natrol, Natrol’s health food oriented sales professionals have become responsible for presenting appropriate Prolab products to health food retailers, who in turn, order from distributors who carry Prolab product. In addition, more than 40% of Prolab sales are to distributors who sell Prolab products outside the United States.  The Company is continually seeking to expand the distribution of its best selling items to additional retail outlets and to create promotional opportunities for its products within its existing customer base.

The Company also provides contract manufacturing services to other supplement companies.

Key issues for Company’s management include product development, product introductions, inventory management, and controlling the cost of doing business in its various channels of trade.

The nutritional supplement business is dependent upon new product introductions for both growth and to replace volume lost by products reaching the end of their product life cycles.  As such, the Company is continually researching potential new products for placement into the marketplace. Developing a single new product can be a multi-year effort depending upon the complexity of the product and the amount of testing that must be completed to validate the product concept.

Product introductions do not come without risk.  Most customers maintain a right of return,  so that if a new product is not successful, product returns can be high.  A broad product launch, one in which a new product is introduced into thousands of retail outlets, can cause a strain on corporate resources since inventories must be built and delivered with a corresponding increase in accounts receivable.  In addition, product introductions generally require advertising and public relations efforts.  Oftentimes retailers demand slotting fees or other up front expenditures.  A failure in a product launch can be very expensive.

Nutritional supplements must maintain potency levels during their selling life.  As a result, products must be stamped with an expiration date and retailers will not accept product with limited shelf life into their warehouses.  Shelf life issues require a high degree of inventory management of raw materials and finished goods to ensure that shelf life is maximized and that the out-of-date inventory is minimized.

The competition for shelf space at retailers is intense. We have ongoing discussions with our retail customers with regards to the allocation of shelf space and promotional support for our products.  Retailers look to their vendors for promotional support for the products on their shelves in order to maximize sales.  Vendors such as Natrol look to retailers for advantageous placement of their products and promotion of their products within stores and within a retailer’s promotional media such as newspaper advertisements placed by retailers.  The cost of promotions and support to the retailer on the part of vendors such as Natrol can be very high and Management must continually review its promotional efforts with retailers to ensure that sales remain profitable.

During the first half of 2004, the Company’s overall strategy of concentrating on its core business has been successful and results for the first and second quarters of 2004 have been positive when measured against performance in 2003.  However, across product lines, results have been mixed.

Future challenges include maintaining the current positive trends for the Company across all product lines as as well as developing new innovative products and delivery systems that will capture the support of consumers.

The Company continues to believe that additional opportunities for growth exist as it seeks to improve its position with retailers and consumers. Management seeks to capitalize on these opportunities in what remains a very competitive marketplace.

RESULTS OF OPERATIONS

The following discussion of the results of operations and the financial condition of the Company should be read in conjunction with the response to Part 1 Item 1 of this report.

THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

NET SALES. The Company recognizes revenue from sales only after product is shipped and title is transferred. Net sales represent product shipped less actual and estimated future returns, spoilage allowances, allowances for product deemed to be unsaleable by customers, free goods shipped to customers for promotional or other purposes and slotting fees. Estimates and allowances are based upon known claims and an estimate of additional returns when the amount of future returns from customers can be reasonably estimated.

Net sales increased 9.6%, or $1.8 million, to $20.7 million for the second quarter of 2004 from $18.9 million in the second quarter of 2003.  The growth came from the Company’s Natrol brand.  Net sales of the Natrol brand increased approximately 13.8% over the comparable three month period in 2003.  The increase was due to many factors including broader distribution of certain products, promotional efforts made by the Company, and strong consumer demand for Natrol products.  Net sales of Prolab brand products decreased 5.2% and net sales of the Company’s EPI division, which along with manufacturing Natrol products, sells raw materials and contract manufacturing services, decreased 23.5%.  The majority of the decrease in EPI sales was due to a reduction in the sale of garlic powders. The reduction in the sale of garlic powders was partially offset by a higher level of contract manufacturing.  Contract manufacturing sales, however, have, in general, lower gross margins than does the sale of garlic powders. The Company estimates that the weakness in the sale of garlic powders may continue through the end of 2004 and perhaps longer due to negative industry trends and strong competition amongst suppliers.

GROSS PROFIT.  Gross profit increased 41.6%, or $2.7 million, to $9.3 million for the three months ended June 30, 2004 from $6.6 million for the three months ended June 30, 2003. Gross margin increased to 45.2% for the three months ended June 30, 2004 from 35.0% for the three months ended June 30, 2003.  The increase in gross margin and gross profit was due, in part, to overall favorable product mix which resulted in a lower cost of products, and an approximately 26.4% reduction in the amount of deductions given to customers that reduce revenue from approximately $3.2 million in the second quarter of 2003 to approximately $2.3 million in the second quarter of 2004. These deductions include returns, allowances for damages and outdates, slotting fees, rebates, and other promotional expenses.  Additionally, during the second quarter of 2003, the Company had an unusually large, $1.3 million write-down of inventory as opposed to a $254,000 write-down in the second quarter of 2004.  Expenses related to inventory write-downs are included in costs of goods sold and, as such, have an impact on gross margins.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased 36.6%, or $1.5 million, to $5.6 million for the three months ended June 30, 2004 from $4.1 million for the three months ended June 30, 2003. Approximately 75% of the increase was due to increased spending on coop advertising, and various forms of media including brochures, public relations, celebrity endorsements, radio, television and advertising in publications.  Approximately 12% of the increase was due to increased shipping costs.  These expenditures rose due to the higher level of sales as well as higher costs of freight caused, in part, by higher fuel prices.  The remainder of the increase was due to personnel costs as well a general increase in expenditures necessary to support the selling and marketing efforts of the Company.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, as well as professional fees related to legal, audit and tax matters and depreciation. General and administrative expenses decreased 16.5%, or approximately $451,000 to $2.3 million for the three months ended June 30, 2004 from $2.7 million for the three months ended June 30, 2003.  The cost of general and product liability insurance was approximately $257,000 less in the second quarter 2004 than in the second quarter 2003 due to the implementation of the Company’s self insurance program in July of 2003. Legal expenditures were $182,000 less in the second quarter 2004 than in the second quarter 2003.  The decrease was due to a number of factors including a greater proportional use of in-house counsel as opposed to outside counsel.  Approximately $200,000 of savings generated by the consolidation of Prolab’s administrative functions into Natrol were offset by the establishment of an independent Product Development department and other increases in payroll.

INTEREST EXPENSE.  Interest expense was $156,000 for the three months ended June 30, 2004 as compared to $162,000 for the three months ended June 30, 2003. The Company pays interest on approximately $7.6 million of long-term mortgage debt.

INCOME TAX PROVISION. For the three months ended June 30, 2004 and June 30, 2003 the Company’s effective tax rate was approximately 40.5%.

DISCONTINUED OPERATIONS. In December 2003, the Company discontinued its Annasa and Tamsol units.  Annasa, a subsidiary of Natrol, a multi-level marketer of proprietary nutritional products began operations in 2002.  Tamsol, was also formed in 2002, to generate direct-to-consumer sales via radio, television, direct mail and other non retail venues.  The Company has reclassified its financial statements to segregate the revenues, direct costs and expenses (excluding allocated costs), assets and liabilities and cash flows of the discontinued operations.  The net operating results, net assets and net cash flows of these businesses have been reported as “Discontinued Operations” in the accompanying consolidated financial statements. As the operations were shut down as of the end of calendar 2003, the Company had no revenue or expenses from discontinued operations in the second quarter of 2004.  During the second quarter of 2003, the Company had a net loss of approximately $304,000 from discontinued operations.

SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

NET SALES. Net sales increased 8.6%, or $3.2 million, to $41.1 million for the six months ended June 30, 2004 from $37.9 million for the six months ended June 30, 2003.  The growth came from the Company’s Natrol brand.  Net sales of the Natrol brand increased 13.7% when comparing the first six months of 2004 to the first six months of 2003.  The increase was due to many factors including broader distribution of certain products, promotional efforts made by the Company, and strong consumer demand for Natrol products. Net sales of Prolab brand products decreased .9% during the same comparison period and net sales of the Company’s EPI division, which along with manufacturing Natrol products, sells raw materials and contract manufacturing services increased 1.0% during the same time frame.  The increase was due to a higher level of contract manufacturing business which offset a 44.8% decrease in the sale of garlic due to negative industry trends and strong competition amongst suppliers.  The Company estimates that the weakness in the sale of garlic powders may continue through the end of 2004 and perhaps longer.

GROSS PROFIT.  Gross profit increased 16.6%, or $2.4 million, to $17.1 million for the six months ended June 30, 2004 from $14.7 million for the six months ended June 30, 2003. Gross margin increased to 41.8% for the six months ended June 30, 2004 from 38.9% for the six months ended June 30, 2003.  The increase in gross margin and gross profit was due, in part, to overall favorable product mix which resulted in a lower cost of products as well as an approximately 7.7% reduction in the amount of deductions given to customers that reduce revenue.  These deductions include returns, allowances for damages and outdates, slotting fees, rebates, and other promotional expenses.  Additionally, during the second quarter of 2003, the Company had an unusually large, $1.3 million write-down of inventory which had a significant impact on gross margins in the comparable 2003 period. Ongoing gross margins can be impacted by product mix. Additionally, periodic short-term changes in demand for certain raw materials can result in fluctuating prices which can also have an impact on gross margins.  Currently, prices for whey, an important raw material included in many Prolab products have risen rapidly,  which will in turn affect the margin on whey products sold under the Prolab brand name.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses increased 12.8%, or $1.2 million, to $10.3 million for the six months ended June 30, 2004 from $9.1 million for the six months ended June 30, 2003. Approximately 46% of the increase was due to increased spending on coop advertising, and various forms of media including brochures, public relations, celebrity endorsements, radio, television and advertising in publications.  Approximately 21% of the increase was due to increased shipping costs.  These expenditures rose due to the higher level of sales as well as higher costs of freight caused in part by higher fuel prices.  Approximately 27% of the increase was due to personnel costs.  The remainder was due to a general increase in expenditures necessary to support the selling and marketing efforts of the Company.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, as well as professional fees related to legal, audit and tax matters and depreciation. General and administrative expenses decreased 14.3%, or $766,000 to $4.6 million for the six months ended June 30, 2004 from $5.4 million for the six months ended June 30, 2003.  The cost of general and product liability insurance was approximately $596,000 less in six months ended June 30, 2004 than in six months ended June 30, 2003 due to the implementation of the Company’s self insurance program in July of 2003. Legal expenditures were $492,000 less in the first half of 2004 than in the first half of 2003.  These savings were offset by the establishment of a product development department whose expenses are included within general and administrative expenses.  These expenses amounted to $421,000. Approximately $575,000 of savings generated by the consolidation of Prolab’s administrative functions into Natrol were offset by the establishment of an independent Product Development department and other increases in payroll.

INTEREST EXPENSE.  Interest expense was $314,000 for the six months ended June 30, 2004 as compared to $324,000 for the six months ended June 30, 2003. The Company pays interest on approximately $7.6 million of long-term mortgage debt.

INCOME TAX PROVISION. For the six months ended June 30, 2004 the Company’s effective tax rate was approximately 40.3%.  For the six months ended June 30, 2003 the Company’s effective tax rate was 59.6%.  The difference is due to the Company’s loss from continuing operations during the six months ended June 30, 2003 and the disproportionate effect of items that are not deductible for tax purposes on the tax calculations had during 2003.

DISCONTINUED OPERATIONS. In December 2003, the Company discontinued its Annasa and Tamsol units.  Annasa, a subsidiary of Natrol, a multi-level marketer of proprietary nutritional products began operations in 2002.  Tamsol, was also formed in 2002, to generate direct-to-consumer sales via radio, television, direct mail and other non retail venues.  The Company has reclassified its financial statements to segregate the revenues, direct costs and expenses (excluding allocated costs), assets and liabilities and cash flows of the discontinued operations.  The net operating results, net assets and net cash flows of these businesses have been reported as “Discontinued Operations” in the accompanying consolidated financial statements. As the operations were shut down as of the end of calendar 2003, the Company had no revenue or expenses from discontinued operations in the second quarter of 2004.  During the six months ended June 30, 2003, the Company had a net loss of $656,000 from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had working capital of $16.9 million as compared to $13.3 million in working capital at December 31, 2003. The Company’s cash balance at June 30, 2004 was approximately $3.3 million.  The increase in working capital was due to income earned during the 2004 period and the $2.0 million cash received from settling litigation with the former owners of Prolab Nutrition, Inc. The cash received in the settlement was recorded as a reduction of goodwill.

Net cash used by operating activities was $1.0 million for the six months ended June 30, 2004 versus net cash used of $ 0.7 million for the six months ended June 30, 2003. Cash used by operating activities during the six months ended June 30, 2004 consisted primarily of cash used by changes in operating assets and liabilities of $2.9 million partially offset by $1.9 million of cash provided by net income and non-cash charges.  The increases in cash used by operating assets and liabilities consisted principally of an increase in accounts receivable of $1.9 million, an increase in inventory of $1.1 million and a decrease in accounts payable and accrued expenses of $1.4 million offset by an increase in accrued payroll of $1.1 million. The increase in accounts receivable is due to the higher level of sales and the timing of those sales.  The increase in inventory levels is also due to the higher level of sales.  The increase in accrued payroll is due to the timing of payroll and accruals for bonus payments to support the Company’s bonus plan which was filed as an exhibit to the Company’s 10-K for the year ending period after December 31, 2003.  Cash provided by net income and non-cash charges consisted principally of $1.2 million of net income and depreciation of $642,000.

Net cash provided by investing activities was $1.7 million for the six months ended June 30, 2004 versus net cash used of approximately $120,000 during the six months ended June 30, 2003. The settlement of the litigation with the former owners of Prolab Nutrition, Inc., which was recorded as a reduction of goodwill, provided $2.0 million of cash which was offset by an increase in investment in property and equipment and other assets. All of the investment in the six months ended June 30, 2003 was in property and equipment and increase in other assets.

Net cash provided by financing activities was approximately $64,000 for the six months ended June 30, 2004 as opposed to approximately $137,000 used in financing activities during the six months ended June 30, 2003. During the six months ended June 30, 2004, the Company made principal payments of approximately $160,000 on its long-term mortgage debt and received approximately $224,000 from the exercise of stock options and the purchase of stock through the Company’s Employee Stock Purchase Plan.  During the six months ended June 30, 2003 the Company made principal payments of $151,000 on its long-term mortgage debt.

As of June 30, 2004, the Company had $7.6 million of outstanding debt all of which is the result of long-term mortgage debt on the Company’s manufacturing/headquarters facility and on the Company’s shipping facility. The Company has no line of credit in place.

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

CONTRACTUAL OBLIGATIONS

Contractual obligations have not changed significantly from those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the six months ended June 30, 2004 from the disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)                                      The 2003 Annual Meeting of Stockholders of Natrol, Inc. (the “Annual Meeting”) was held on June 10, 2004.

b)                                     At the Annual Meeting, the following were re-elected to the Company’s Board of Directors:

	Votes For	Votes Withheld
Elliott Balbert	13,005,807	66,863
Dennis De Concini	13,007,187	65,483

The following individuals are members of the Company’s Board of Directors whose terms of office as directors continued after the Annual Meeting.

Elliott Balbert
Vernon Brunner
Gordon F. Bruner
Dennis De Concini
Dennis R. Jolicoeur
Ronald J. Consiglio

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On May 14, 2004, the Company furnished a Current Report, dated the same date, on form 8-K regarding its earnings press release for the first quarter ended March 31 2004.

On June 9, 2004, the Company furnished a Current Report, dated the same date, on Form 8-K regarding the adoption of a Code of Ethics.

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

NATROL, INC.

Date: 8/16/04	By:	/s/ Elliott Balbert
Chairman, President and Chief Executive Officer

Date: 8/16/04	By:	/s/ Dennis R. Jolicoeur
Chief Financial Officer and Executive Vice President