Form 10-Q/A
period 2004-06-30
NATROL INC
filed 2004-08-25
CIK 1025573

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This 10-Q/A is being filed for the purpose of amending Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 to correct a typographical error made in Note 5 to the Consolidated Unaudited Financial Statements.  Note 5 stated that options to purchase 1,322,500 shares were outstanding for the three months ended June 30, 2003, but considered to be anti-dilutive.  The Note should have stated that options to purchase 1,722,500 shares were outstanding for the three months ended June 30, 2003, but considered to be anti-dilutive.  This amendment only affects the typographical error in Note 5.  All calculations of Earnings Per Share in the Consolidated Unaudited Financial Statements were performed using the correct number of options to purchase common stock.  All other information in Item 1 remains unchanged by this amendment.

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

5. EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents (stock options), when dilutive.  Stock options to purchase 538,750  and 537,500 common shares for the three and six months ended June 30, 2004, and stock options to purchase 1,722,500 and 1,807,500 common shares for the three and six months ended June 30, 2003 were outstanding but considered to be anti-dilutive.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1	Certification of Chief Financial Officer
Exhibit 31.2	Certification of President/CEO/Chairman
Exhibit 32.1	Certification of Chief Financial Officer
Exhibit 32.2	Certification of President/CEO/Chairman

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

NATROL, INC.

Date: 8/25/04	By:	/s/ Elliott Balbert
Chairman, President and Chief Executive Officer

Date: 8/25/04	By:	/s/ Dennis R. Jolicoeur
Chief Financial Officer and Executive Vice President