Form 10-Q
period 2004-09-30
NATROL INC
filed 2004-11-15
CIK 1025573

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

YES  ☒   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date:

Class	November 2, 2004

Common stock, $0.01 par value	13,358,112

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Natrol, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$3,694	$2,599

Accounts receivable, net of allowances of $611 and $635 at September 30, 2004 and December 31, 2003, respectively	8,913	7,698
Inventory	10,689	9,053
Income taxes receivable	414	349
Deferred income taxes	1,110	1,110
Prepaid expenses and other current assets	906	914
Net assets of discontinued operations	—	35
Total current assets	25,726	21,758
Property and equipment:
Building and improvements	15,848	15,612
Machinery and equipment	5,282	5,215
Furniture and office equipment	3,150	3,158
	24,280	23,985
Accumulated depreciation	(7,839)	(7,315)
Property and equipment, net	16,441	16,670

Restricted cash	5,000	5,000
Deferred income taxes	3,902	3,902
Goodwill, net of accumulated amortization and impairment charge of $37,381	2,026	4,026
Other assets	290	83
Total assets	$53,385	$51,439

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,803	$5,601
Accrued expenses	1,841	1,732
Accrued payroll and related liabilities	1,721	772
Current portion of long-term debt	346	325
Total current liabilities	8,711	8,430
Long-term debt, less current portion	7,189	7,451
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.01 per share:
Authorized shares—2,000,000; Issued and outstanding shares-none
Common stock, par value of $0.01 per share:
Authorized shares—50,000,000
Issued and outstanding shares- 14,275,607 and 14,054,309 at September 30, 2004 and December 31, 2003, respectively	143	141
Additional paid-in capital	62,699	62,377
Accumulated deficit	(22,476)	(24,079)
	40,366	38,439
Shares held in treasury, at cost - 921,900 shares at September 30, 2004 and December 31, 2003	(2,881)	(2,881)
Total stockholders’ equity	37,485	35,558
Total liabilities and stockholders’ equity	$53,385	$51,439

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net sales	$20,879	$17,398	$61,986	$55,259
Cost of goods sold	12,214	10,588	36,147	33,716
Gross profit	8,665	6,810	25,839	21,543

Selling and marketing expenses	5,349	4,122	15,610	13,223
General and administrative expenses	2,539	2,461	7,139	7,827
Total operating expenses	7,888	6,583	22,749	21,050
Operating income from continuing operations	777	227	3,090	493

Interest income	25	2	69	16
Interest expense	(156)	(162)	(470)	(486)
Income from continuing operations before income taxes	646	67	2,689	23
Income tax provision	262	42	1,086	16
Income from continuing operations	384	25	1,603	7
Discontinued operations:
Loss from operations	—	(641)	—	(1,675)
Income tax benefit	—	224	—	602
Loss on discontinued operations	—	(417)	—	(1,073)
Net Income (loss)	$384	$(392)	$1,603	$(1,066)
Basic income (loss) per share:
Income per share from continuing operations	$.03	$.00	$.12	$.00
Loss per share from discontinued operations	—	(.03)	—	(.08)
Income (loss) per share	$.03	$(.03)	$.12	$(.08)

Diluted income (loss) per share:
Income per share from continuing operations	$.03	$.00	$.11	$.00
Loss per share from discontinued operations	—	(.03)	—	(.08)
Income (loss) per share	$.03	$(.03)	$.11	$(.08)

Weighted-average shares outstanding—basic and diluted
Basic	13,343,954	12,915,285	13,248,797	12,892,196
Diluted	14,059,462	12,915,285	14,063,781	12,892,196

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Operating activities
Net Income (loss)	$1,603	(1,066)
Loss from discontinued operations	—	1,073
Income from continuing operations	1,603	7

Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Loss from discontinued operations	—	(1,073)
Change in net assets of discontinued operations	35	80
Depreciation and amortization	974	1,112
Provision for bad debts	76	118
Shares issued for services	2	—
Changes in operating assets and liabilities:
Accounts receivable	(1,291)	(2,994)
Inventory	(1,636)	626
Income taxes receivable/payable	(65)	(760)
Prepaid expenses and other current assets	8	77
Accounts payable	(798)	663
Accrued expenses	109	(956)
Accrued payroll and related liabilities	949	249
Net cash used in operating activities	(34)	(2,851)

Investing activities
Purchases of property and equipment	(745)	(218)
Increase in restricted cash	—	(5,000)
Reduction in goodwill	2,000	—
Other assets	(207)	(35)
Net cash provided by (used in) investing activities	1,048	(5,253)

Financing activities
Repayments on long-term debt	(241)	(226)
Proceeds from issuance of common stock	322	282
Net cash provided by financing activities	81	56
Net increase (decrease) in cash and cash equivalents	1,095	(8,048)
Cash and cash equivalents, beginning of period	2,599	10,077
Cash and cash equivalents, end of period	$3,694	2,029

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$472	$490
Income taxes	$1,128	$250

See accompanying notes

NATROL, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2003.  Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income from continuing operations as reported:	$384	$25	$1,603	$7

Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax benefits (“Stock Compensation”)	23	43	51	119
Income (loss) from continuing operations—pro forma	$361	$(18)	$1,552	$(112)
Loss from discontinued operations	—	(417)	—	(1,073)
Net Income (loss)—pro forma	$361	$(435)	$1,552	$(1,185)

Income (Loss) per share from continuing operations:
Basic—as reported	$.03	$.00	$.12	$.00
Diluted—as reported	$.03	$.00	$.11	$.00
Basic—pro forma	$.03	$.00	$.12	$(.01)
Diluted—pro forma	$.03	$.00	$.11	$(.01)

Net income (loss) per share:
Basic—as reported
Diluted—as reported	$.03	$(.03)	$.12	$(.08)
Basic—pro forma	$.03	$(.03)	$.11	$(.08)
Diluted—pro forma	$.03	$(.03)	$.12	$(.09)
	$.03	$(.03)	$.11	$(.09)

During the nine months ended September 30, 2004, 90,000 stock options were granted with exercise prices ranging between $2.67 and $3.04, which equaled the fair value of the underlying common stock on the date of grant.

3. INVENTORY

Inventories consist of the following:

	September 30, 2004	December 31 2003

Raw material and packaging supplies	$4,941	$3,736
Finished goods	5,748	5,317
Total Inventory	$10,689	$9,053

4. SHIPPING AND HANDLING COSTS

The Company records all amounts charged to customers for shipping and handling as revenue. All outbound shipping and fulfillment costs are classified as selling and marketing expenses and totaled $2,763 and $2,352 for nine months ended September 30, 2004 and 2003 respectively.

5. EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents (stock options), when dilutive.  Stock options to purchase 557,500  and 532,500 common shares for the three and nine months ended September 30, 2004, and stock options to purchase 660,000 and 1,716,250 common shares for the three and nine months ended September 30, 2003 were outstanding but considered to be anti-dilutive.

A reconciliation of basic and diluted shares is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average number of common shares outstanding during the period	13,343,954	12,915,285	13,248,797	12,892,196

Common share equivalents resulting from the assumed exercise of stock options	715,508	—	814,984	—
Weighted average number of common and common equivalent shares outstanding during the period	14,059,462	12,915,285	14,063,781	12,892,196

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

7. DISCONTINUED OPERATIONS

In December 2003, the Company discontinued its Annasa and Tamsol units.  Annasa, a subsidiary of Natrol and a multi-level marketer of proprietary nutritional products began operations in 2002.  Tamsol was also formed in 2002, to generate direct-to-consumer sales via radio, television, direct mail and other non-retail venues.  The Company has reclassified its financial statements to segregate the revenues, direct costs and expenses (excluding allocated costs), assets and liabilities and cash flows of the discontinued operations.  The net operating results, net assets and net cash flows of these businesses have been reported as “Discontinued Operations” in the accompanying consolidated financial statements.

Summarized financial information for the discontinued operations is as follows:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Annasa:
Revenue	$198	$465
Gross Margin	114	304

Selling and Marketing	339	794
General and Administrative	296	924
Loss From Operations	(521)	(1,414)
Income Tax Benefit	176	498
Net Loss	$(345)	$(916)

Tamsol:
Revenue	$2	$30
Gross Margin	2	30

Selling and Marketing	52	85
General and Administrative	70	208
Loss From Operations	(120)	(261)
Income Tax Benefit	48	104
Net Loss	$(72)	$(157)

	September 30, 2004	December 31, 2003
Net assets of discontinued operations:
Current assets	$0	$116
Total assets	0	151
Current liabilities	0	116
Net assets of discontinued operations	0	35

8. LITIGATION SETTLEMENT

During March 2004, the Company settled its litigation with the former owners of Prolab Nutrition, Inc.  The Company received $2 million in cash, which has been reflected as a reduction in goodwill in the accompanying September 30, 2004 balance sheet.

During the quarter ended September 30, 2004, the Company incurred charges of $250,000 related to the resolution of two actions filed by the Napa County, Solano County and Sonoma County District Attorney’s Offices in California concerning its Chitosan-based dietary supplements. The Company also maintains an accrual for outstanding litigation, the ultimate settlement of which is not expected to have a material impact on the company's financial condition or results of operations.

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

Factors that could cause or contribute to the Company’s actual results differing materially from those discussed herein or for the Company’s stock price to be affected adversely include, but are not limited to: (i) industry trends, including a general downturn or slowing of the growth of the dietary supplement industry; (ii) increased competition from current competitors and new market entrants including but not limited to increased competition from private label house brands supported by retailers seeking to increase the market share of their proprietary house brands because private label brands control the largest share of the vitamin, mineral and supplement (VMS) sector; (iii) adverse publicity regarding the dietary supplement industry or the Company’s products; (iv) exposure to product liability claims, in particular because the Company beginning in July, 2003 has chosen to self-insure against product liability claims due to the high price of product liability insurance, the inability to secure occurrence-based coverage, as well as the limited amount of coverage provided by insurers willing to provide insurance at high prices; (v) exposure to and the expense of resolving and defending potential product liability claims that are left uncovered by insurance including potential claims involving ephedrine based products which the company sold prior to April, 2003; (vi) the Company’s dependence upon its ability to develop new products; (vii)  returns of the Company’s products which may be returned by customers at any time due to lack of sell through to consumers or because competitors have convinced the Company’s customers that

Natrol’s products should be replaced with competitor products; (viii) the Company’s ability to manage inventory or sell its inventory before such inventory becomes outdated, (xix) the Company’s ability to gain or expand or maintain distribution within new or existing customers and new or existing channels of trade; (x) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising, or rebates; (xi) adverse changes in government regulation or changes in local or national laws; (xii) dependence on significant customers; (xiii) the Company’s ability to keep and attract key management employees; (xiv) the Company’s inability to manage growth and execute its business plan, or the Company’s ability to modify its business plan in response to market conditions, including, but not limited to, its ability to enter into new businesses and capitalize upon new business opportunities; (xv) the Company’s ability to consummate future acquisitions and its ability to integrate acquired businesses; (xvi) the absence of conclusive clinical studies for many of the Company’s products; (xvii) the Company’s inability to obtain raw materials that are in short supply including its ability to obtain garlic powders or arabinogalactan for its EPI raw material sales division; (xviii) sales and earnings volatility, (xix) volatility of the stock market; (xx) the Company’s ability to manufacture its products efficiently; (xxi) the Company’s reliance on independent brokers to sell its products; (xxii) the inability of the Company to protect its intellectual property; (xxiii) control of the Company by principal shareholders, (xxiv) the possible sale of large amounts of stock by controlling stockholders; (xxv) a general downturn in the national economy as a whole; (xxvi) continued market acceptance of Natrol supplements, Laci Le Beau teas, Prolab’s sports nutrition products, and EPI’s raw material products, (xxvii) increases in the cost of borrowings; (xxviii) and, the unavailability of additional debt or equity capital; (xix) legal actions brought forth by federal, state and local governmental and private parties.

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

Key issues for the Company’s management include product development, product introductions, inventory management, and controlling the cost of doing business in its various channels of trade.

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

Product introductions do not come without risk.  Product launches can require substantial marketing support. Oftentimes retailers demand slotting fees or other up front expenditures.  If a product launch is not as successful as anticipated, additional promotional expenditures may be needed to sustain sales and reduce possible returns.  Most vendors retain certain rights as they relate to product returns. A broad product launch, one in which a new product is introduced into thousands of retail outlets, can cause a strain on corporate resources since inventories must be produced and delivered.  The resulting sales increase also leads to an increase in accounts receivable with customers.

Nutritional supplements must maintain potency levels during their selling life.  As a result, products must be stamped with an expiration date and retailers will not accept product with limited shelf life into their warehouses.  Shelf life issues require a high degree of supply chain management of raw materials and finished goods to ensure that shelf life is maximized and that the out-of-date inventory is minimized.

The competition for shelf space at retailers is intense. Natrol has ongoing discussions with its retail customers with regards to the allocation of shelf space and the level of promotional support for products.  Retailers look to their vendors for promotional support for the products on their shelves in order to maximize sales.  Vendors such as Natrol look to retailers for advantageous placement of their products and promotion of their products within stores and within a retailer’s promotional media such as newspaper advertisements placed by retailers.  The cost of promotions and support to the retailer on the part of vendors such as Natrol can be very high and Management must continually review its promotional efforts with retailers to ensure that sales are profitable.

Through the first three quarters of 2004, the Company’s overall strategy of concentrating on its core business has been successful and year-to-date and quarterly results in 2004 have been positive when measured against performance in 2003.

Future challenges include maintaining the current positive trends for the Company across all product lines as well as developing new innovative products and delivery systems that will capture the support of consumers and sustain the growth experienced in 2004.  As noted earlier the supplement business is characterized by trends in which some products fall out of favor presenting companies in the nutritional supplement business with the challenge of introducing new products which can replace business lost from products that are waning.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

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

A summary of net sales by product line is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales
Natrol (including Laci-LeBeau)	$14,638	$10,639	$42,099	$34,689
EPI	1,405	1,737	5,008	5,365
Prolab	4,836	5,022	14,879	15,205
Total net sales	$20,879	$17,398	$61,986	$55,259

Net sales increased 20.0%, or $3.5 million, to $20.9 million for the third quarter of 2004 from $17.4 million in the third quarter of 2003.  The growth came from the Company’s Natrol brand.  Net sales of the Natrol brand increased approximately 37.6% over the comparable three-month period in 2003.  The increase was due to many factors including broader distribution of certain products, promotional efforts made by the Company, and strong consumer demand for certain Natrol products.  Net sales of Prolab brand products decreased 3.7% and net sales of the Company’s EPI division, which along with manufacturing Natrol products, sells raw materials and contract manufacturing services, decreased 19.2%.  The majority of the decrease in EPI sales was due to a reduction in the sale of garlic powders. The reduction in the sale of garlic powders was partially offset by a higher level of contract manufacturing.  Contract manufacturing sales, however, generally have lower gross margins than does the sale of garlic powders. The Company estimates that the weakness in the sale of garlic powders may continue through the end of 2004 and perhaps longer due to negative industry trends and strong competition amongst suppliers.

GROSS PROFIT.  Gross profit increased 27.2%, or $1.9 million, to $8.7 million for the three months ended September 30, 2004 from $6.8 million for the three months ended September 30, 2003. Gross margin increased to 41.5% for the three months ended September 30, 2004 from 39.1% for the three months ended September 30, 2003.  The increase in gross margin and gross profit was due, in part, to overall favorable product mix which resulted in a lower cost of products. In addition, there was an approximately 13.6% reduction in the amount of deductions given to customers that reduced revenue from approximately $2.6 million in the third quarter of 2003 to approximately $2.3 million in the third quarter of 2004. These deductions include returns, allowances for damages and outdates, slotting fees, rebates, and other promotional expenses.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased 29.8%, or $1.2 million, to $5.3 million for the three months ended September 30, 2004 from $4.1 million for the three months ended September 30, 2003.  Shipping expenses are included in selling and marketing expenditures. Shipping expenses increased $160,000 in the third quarter of 2004, rising to $960,000 from $800,000 in the third quarter of 2003.  Freight out and labor increased due to increased freight cost caused by higher fuel prices and increased volume due to higher sales levels.  Approximately 85% of the remaining increase was due to increased spending on coop advertising, and various forms of media including brochures, public relations, celebrity endorsements, radio, television and advertising in publications.  The remainder of the increase was due to personnel costs as well a general increase in expenditures necessary to support the increase in the selling and marketing efforts of the Company.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, product development, finance, accounting and information systems, as well as professional fees related to legal, audit and tax matters and depreciation. General and administrative expenses increased 3.2%, or approximately $78,000 to $2.54 million for the three months ended September 30, 2004 from $2.46 million for the three months ended September 30, 2003.  Legal expenditures were $448,000 higher in the third quarter of 2004 than the third quarter of 2003 due to the settlement of litigation with certain district attorneys in California and legal expenses related to this and other matters.  General and administrative expenses also increased $195,000 during the quarter due to accruals related to the establishment of the Company’s incentive bonus program in January 2004.  This program was not in effect in 2003.  During the third quarter of 2004, expenses for the product development department were to $131,000. This department was not established until the fourth quarter of 2003. The increase in legal expenditures, incentives and product development were partially offset by a $117,000 decrease in the cost of general and product liability insurance in the third quarter 2004 when compared to the third quarter 2003 due to the implementation of the Company’s self insurance program in the third quarter of 2003, a $146,000 savings in general corporate development expenditures as well as a $427,000 decrease payroll related expenditures that were not part of product development. The consolidation of Prolab’s administrative functions into Natrol’s corporate headquarters at the beginning of the fourth quarter of 2003 was the largest reason for the payroll savings.

INTEREST EXPENSE.  Interest expense was $156,000 for the three months ended September 30, 2004 as compared to $162,000 for the three months ended September 30, 2003. The Company pays interest on approximately $7.5 million of long-term mortgage debt.

INCOME TAX PROVISION. For the three months ended September 30, 2004 and September 30, 2003 the Company’s effective tax rate on continuing operations was approximately 40.6% and 62.7%. The difference was due primarily to the fact that some of the Company’s expenses cannot be expensed for tax purposes.  When earnings are at a low level, as they were in 2003, these permanent adjustments to taxable income have a proportionately greater impact on the Company’s effective income tax rate

DISCONTINUED OPERATIONS. In December 2003, the Company discontinued its Annasa and Tamsol units.  Annasa, a subsidiary of Natrol, a multi-level marketer of proprietary nutritional products began operations in 2002.  Tamsol was also formed in 2002, to generate direct-to-consumer sales via radio, television, direct mail and other non-retail venues.  The Company has reclassified its financial statements to segregate the revenues, direct costs and expenses (excluding allocated costs), assets and liabilities and cash flows of the discontinued operations.  The net operating results, net assets and net cash flows of these businesses have been reported as “Discontinued Operations” in the accompanying consolidated financial statements. As the operations were shut down as of the end of calendar 2003, the Company had no revenue or expenses from discontinued operations in the third quarter of 2004.  During the third quarter of 2003, the Company had a net loss of approximately $417,000 from discontinued operations.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

NET SALES. Net sales increased 12.2%, or $6.7 million, to $62.0 million for the nine months ended September 30, 2004 from $55.3 million for the nine months ended September 30, 2003.  The growth came from the Company’s Natrol brand.  Net sales of the Natrol brand increased 21.4% when comparing the first nine months of 2004 to the first nine months of 2003.  The increase was due to many factors including broader distribution of certain products, promotional efforts made by the Company, and strong consumer demand for Natrol products. Net sales of Prolab brand products decreased 2.1% during the same comparison period and net sales of the Company’s EPI division, which along with manufacturing Natrol products, sells raw materials and contract manufacturing services decreased 6.7% during the same time frame.  The decrease was due to weak sales of garlic powders due to negative industry trends and strong competition amongst suppliers.  The Company estimates that the weakness in the sale of garlic powders may continue through the end of 2004 and perhaps longer.

GROSS PROFIT.  Gross profit increased 19.9%, or $4.3 million, to $25.8 million for the nine months ended September 30, 2004 from $21.5 million for the nine months ended September 30, 2003. Gross margin increased to 41.7% for the nine months ended September 30, 2004 from 39.0% for the nine months ended September 30, 2003.  The increase in gross margin and gross profit was due, in part, to overall favorable product mix which resulted in a lower cost of products as well as an approximately 9.6% reduction in the amount of deductions given to customers that reduce revenue.  These deductions include returns, allowances for damages and outdates, slotting fees, rebates, and other promotional expenses.  Additionally, during the second quarter of 2003, the Company had an unusually large, $1.3 million write-down of inventory which had a significant impact on gross margins for the nine months ended September 30, 2003. Ongoing gross margins can be impacted by product mix. Additionally, periodic short-term changes in demand for certain raw materials can result in fluctuating prices which can also have an impact on gross margins.  Currently, prices for whey, an important raw material included in many Prolab products, have risen rapidly, which will in turn affect the margin on whey products sold under the Prolab brand name.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses increased 18.1%, or $2.4 million, to $15.6 million for the nine months ended September 30, 2004 from $13.2 million for the nine months ended September 30, 2003. Approximately 61% of the increase was due to increased spending on coop advertising, and various forms of media including brochures, public relations, celebrity endorsements, radio, television and advertising in publications.  Approximately 17% of the increase was due to increased shipping costs.  These expenditures rose due to the higher level of sales as well as higher costs of freight caused in part by higher fuel prices.  Approximately 18% of the increase was due to personnel costs.  The remainder was due to a general increase in expenditures necessary to support the selling and marketing efforts of the Company.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, as well as professional fees related to legal, audit and tax matters and depreciation. General and administrative expenses decreased 8.8%, or $688,000 to $7.1 million for the nine months ended September 30, 2004 from $7.8 million for the nine months ended September 30, 2003. During the third quarter of 2004, legal expenditures were $448,000 higher in the third quarter of 2004 than the third quarter of 2003 due to the settlement of litigation with certain district attorneys in California and legal expenses related to this and other matters.  However, for the nine months ended September 30, 2004, legal expenses were $44,000 less than legal expenses recorded during the nine months ended September 30, 2003.  The cost of general and product liability insurance was approximately $714,000 less in nine months ended September 30, 2004 than in nine months ended September 30, 2003 due to the implementation of the Company’s self insurance program in July of 2003. Payroll and payroll related expenditures were also $790,000 less in the nine months ended September 20, 2004 than in the nine months ended September 20, 2003.   A majority of the savings in payroll expenditures was due to the consolidation of Prolab’s administrative functions into the Natrol headquarters facility at the beginning of the fourth quarter of 2003. The Company also experienced savings of $224,000 in  general corporate development expenditures. Offsetting these savings was an accrual of $625,000 for bonuses to be paid pursuant to the bonus incentive program adopted by the Company in January 2004. During the fourth quarter of 2003, the Company also established a product development department During the nine months ended September 30, 2004, expenses for this product development department amounted to $552,000. Tax and audit fees were $114,000 higher in the first nine months of 2004 than in the first nine months of 2003.  This increase was in part due the requirements of the Sarbanes-Oxley law.

INTEREST EXPENSE.  Interest expense was $470,000 for the nine months ended September 30, 2004 as compared to $486,000 for the nine months ended September 30, 2003. The Company pays interest on approximately $7.5 million of long-term mortgage debt.

INCOME TAX PROVISION. For the nine months ended September 30, 2004 the Company’s effective tax rate was approximately 40.4%.  For the nine months ended September 30, 2003 the Company’s effective tax rate for continuing operations was 69.5%. The difference was due primarily to the fact that the some of the Company’s expenses cannot be expensed for tax purposes.  When earnings are at a low level, as they were in 2003, these permanent adjustments to taxable income have a proportionately greater impact on the Company’s effective tax rate.

DISCONTINUED OPERATIONS. In December 2003, the Company discontinued its Annasa and Tamsol units.  Annasa, a subsidiary of Natrol, a multi-level marketer of proprietary nutritional products began operations in 2002.  Tamsol was also formed in 2002, to generate direct-to-consumer sales via radio, television, direct mail and other non-retail venues.  The Company has reclassified its financial statements to segregate the revenues, direct costs and expenses (excluding allocated costs), assets and liabilities and cash flows of the discontinued operations.  The net operating results, net assets and net cash flows of these businesses have been reported as “Discontinued Operations” in the accompanying consolidated financial statements. As the operations were shut down as of the end of calendar 2003, the Company had no revenue or expenses from discontinued operations in the second quarter of 2004.  During the nine months ended September 30, 2003, the Company had a net loss of $1,073,000 from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company had working capital of $17.0 million as compared to $13.3 million in working capital at December 31, 2003. The Company’s cash balance at September 30, 2004 was approximately $3.7 million.  The increase in working capital was primarily due to income earned during the 2004 period and the $2.0 million cash received from settling litigation with the former owners of Prolab Nutrition, Inc. The cash received in the settlement was recorded as a reduction of goodwill.

Net cash used by operating activities was $34,000 for the nine months ended September 30, 2004 versus net cash used of $2,851,000 for the nine months ended September 30, 2003. Cash used by operating activities during the nine months ended September 30, 2004 consisted primarily of cash used by changes in operating assets and liabilities of $2,724,000 which was substantially offset by $2,690,000 million of cash provided by net income and non-cash charges.  The increases in cash used by operating assets and liabilities consisted principally of an increase in accounts receivable of $1,291,000, an increase in inventory of $1,636,000 and a decrease in accounts payable and accrued expenses of $689,000 offset by an increase in accrued payroll and related liabilities of $949,000. The increase in accounts receivable is due to the higher level of sales and the timing of those sales.  The increase in inventory levels is also due to the higher level of sales.  The increase in accrued payroll is due to the timing of payroll and accruals for bonus payments to support the Company’s bonus plan, which was filed as an exhibit to the Company’s 10-K for the year ended December 31, 2003.  Cash provided by net income and non-cash charges consisted principally of $1.6 million of net income and depreciation of $975,000.

Net cash provided by investing activities was $1.0 million for the nine months ended September 30, 2004 versus net cash used of approximately $5.3 million during the nine months ended September 30, 2003. The settlement of the litigation with the former owners of Prolab Nutrition, Inc., which was recorded as a reduction of goodwill, provided $2.0 million of cash which was offset by an increase in investment in property and equipment and other assets. During the 2003 period, the Company deposited of $5 million with an insurance company in order to establish the Company’s self insurance program.  At the end of the self-insurance program the $5 million in restricted cash will be returned to the Company.  The cash earns interest at an annual rate of 1.65%

Net cash provided by financing activities was approximately $81,000 for the nine months ended September 30, 2004 as opposed to approximately $56,000 provided by financing activities during the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the Company made principal payments of approximately $241,000 on its long-term mortgage debt and received approximately $322,000 from the exercise of stock options and the purchase of stock through the Company’s Employee Stock Purchase Plan.

As of September 30, 2004, the Company had $7.5 million of outstanding debt all of which is the result of long-term mortgage debt on the Company’s manufacturing/headquarters facility and on the Company’s shipping facility. While the Company has no line of credit in place, the Company has negotiated a $3 million line of credit and a $750,000 term debt facility with a bank lender which it expects to finalize during the fourth quarter of 2004.

The Company believes that its cash balance together with cash generated from operations and the credit facilities that have been negotiated should be sufficient to fund its anticipated working capital needs and planned capital expenditures for the next twelve months. However, if the Company does not meet its operating plan it may also need additional borrowings to fund working capital needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the nine months ended September 30, 2004 from the disclosures about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

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

NATROL, INC.

Date: 11/15/04	By:	/s/ Elliott Balbert
Chairman, President and Chief Executive Officer

Date: 11/15/04	By:	/s/ Dennis R. Jolicoeur
Chief Financial Officer and Executive Vice President