Form 10-K
period 2004-12-31
NATROL INC
filed 2005-03-15
CIK 1025573

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS
PURSUANT TO SECTIONS 13 AND 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2004
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

        The aggregate market value of the shares of the registrant's Common Stock held by non-affiliates of the registrant on June 30, 2004 was approximately $19.9 million based upon the closing price per share of the registrant's Common Stock as reported on the NASDAQ National Market on such date. Calculations of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 10% or more of the outstanding Common Stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of February 4, 2005, the registrant had 13,387,998 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive proxy statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

NATROL, INC.
2004 ANNUAL REPORT on Form 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This report contains "forward looking statements." Natrol, Inc., a Delaware corporation organized in 1980, the "Company" or "Natrol", is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward looking statements. Examples of forward looking statements include, but are not limited to, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "intend," "estimate," "assume," "plan," or "anticipates" or the negative thereof, other variations thereon, or comparable terminology, or by discussions of strategy that predict or indicate future events or trends or that are not historical facts. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect its current expectations of the approximate outcome of the matter discussed. The Company does not undertake any obligation and does not currently intend to update any such statements at any time in the future.

        The Company's ability to predict results or the effect of certain events on the Company's operating results is inherently uncertain. Forward-looking statements should not be unduly relied on since they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company's control. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein, including the factors discussed under the caption "Risk Factors and Factors Affecting Forward Looking Statements," and factors discussed in other past reports. The factors discussed herein may not be exhaustive. Therefore, the factors contained herein should be read together with other reports and documents that are filed by the Company with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this document.

        Factors that could cause or contribute to the Company's actual results differing materially from those discussed herein or for the Company's stock price to be affected adversely include, but are not limited to: (i) industry trends, including a general downturn or slowing of the growth of the dietary supplement industry; (ii) increased competition from current competitors and new market entrants including but not limited to increased competition from private label house brands supported by retailers seeking to increase the market share of their proprietary house brands. Private label brands control the largest share of the vitamin, mineral and supplement (VMS) sector; (iii) adverse publicity regarding the dietary supplement industry or the Company's products; (iv) exposure to product liability claims, in particular because the Company has chosen to self-insure against product liability claims due to the high price of product liability insurance, the inability to secure occurrence based coverage, as well as the limited amount of coverage provided by insurers willing to provide insurance at high prices; (v) exposure to and the expense of defending and resolving potential product liability claims that are left uncovered by insurance as well as the expense of defending and resolving other litigation which may or may not be covered by insurance; (vi) the Company's dependence upon its ability to develop new products; (vii) returns of the Company's products which may be returned by customers at any time due to lack of sell through to consumers or because competitors have convinced the Company's customers that Natrol's products should be replaced with competitor products; (viii) the Company's ability to manage inventory or sell its inventory before such inventory becomes outdated, (ix) the Company's ability to gain or expand or maintain distribution within new or existing customers and new or existing channels of trade; (x) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising, or rebates; (xi) adverse changes in government regulation or changes in local or national laws; (xii) dependence on significant customers; (xiii) the Company's ability to keep and attract key management employees; (xiv) the Company's inability to manage growth and execute its business plan, or the Company's ability to modify its business plan in response to market conditions, including, but not limited to, its ability to enter into new businesses and capitalize upon new business opportunities or to divest itself of businesses that are not profitable or do not deliver sufficient profit to meet that Company's goals; (xv) the Company's ability to consummate future acquisitions and its ability to integrate acquired businesses; (xvi) the absence of conclusive clinical studies for many of the Company's products; (xvii) the Company's inability to obtain raw materials that are in short supply (xviii) sales and earnings volatility, (xix) volatility of the stock market; (xx) the Company's ability to manufacture its products efficiently; (xxi) the Company's reliance on independent brokers to sell its products; (xxii) the inability of the Company to protect its intellectual property; (xxiii) control of the Company by principal shareholders, (xxiv) the possible sale of large amounts of stock by controlling stockholders; (xxv) a general downturn in the national economy as a whole; (xxvi) continued market acceptance of Natrol supplements, Laci Le Beau teas, Prolab's sports nutrition products, and EPI's raw material products, (xxvii) increases in the cost of borrowings; (xxviii) and, the unavailability of additional debt or equity capital; (xix) legal actions brought forth by federal, state and local governmental and private parties; and (xxx) the introduction of new federal, state, local or foreign legislation or regulation or adverse determinations by regulators anywhere in the world (including the banning of products).

        There are a number of other factors affecting the Company's business, including the following risk factors of which investors should be aware:

        Natrol and its other brands, Laci Le Beau and Prolab, have each sold ephedra-based products in past years. The volume of such sales has not been large relative to the overall sales of the Company and as of March 31, 2003 the Company stopped selling or manufacturing ephedra-based products. The sale of ephedra-based products in the United Stated was banned by the U.S. Food and Drug Administration (FDA) in February 2004. Even so, the Company cannot guarantee that all of the ephedra-based products produced and sold to retailers are no longer on retailer shelves and unavailable for sale.

        During 2002, product liability insurance for ephedra-based products was generally unavailable. Occurrence-based product liability insurance became unavailable during the fourth quarter of 2002. "Claims-made insurance," that was available for these products, was offered to the Company only with substantially lower limits than the Company had carried in prior years and at rates that were many times higher than those paid in prior years. As of July, 2003, the Company chose to self-insure against product liability claims due to the high price of product liability insurance, the inability to secure occurrence based coverage, as well as the limited amount of coverage provided by insurers willing to provide insurance at high prices. The Company cannot predict the state of the insurance market in future years, or for that matter, whether or not insurance will be available to the Company at any price.

PART I

ITEM 1.    BUSINESS

        The Company's executive offices are located at 21411 Prairie Street, Chatsworth, California 91311 and its telephone number is 818-739-6000. Company information may be accessed via the Company's web site at http: //www.natrol.com. Unless the context otherwise requires the terms the "Company" and "Natrol" refer to Natrol, Inc. and, as applicable, its subsidiaries.

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

        Dietary supplements are sold primarily under the Company's Natrol brand. These supplements include vitamins, minerals, hormonal supplements, herbal products and specialty combination formulas that contribute to an individual's physical well being. The Company sells its products through multiple distribution channels throughout the United States. These channels include domestic health food stores and mass-market drug, clubs, retail and grocery store chains. The Company also sells its products through independent catalogs, Internet shopping sites, and within approximately 40 foreign countries through international distributors who purchase Natrol's products F.O.B. the United States. The Company's strategy emphasizes building strong recognition of the Natrol brand across multiple distribution channels through an advertising strategy that includes print advertising, television advertising, radio advertising and coop advertising with customers designed to build consumer awareness and increase the purchase of its products by consumers.

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

        The Prolab sports nutrition line of products is targeted to body builders and health minded individuals seeking a high degree of physical fitness. Prolab's products include supplements designed to help these individuals gain and lose weight as well as improve muscle mass and muscle definition. Prolab products are sold through fitness centers, health food stores, and internationally, through selected distributors. Prior to October 2003, Prolab was operated as a separate operating segment with its own management and administration. This operating segment was managed in Bloomfield, Connecticut. During 2003, the Company integrated Prolab into the core Natrol business with Prolab becoming a sub-brand within Natrol similar to Laci Le Beau. This consolidation was completed at the end of the third quarter of 2003 and as of the fourth quarter of 2003, the Company no longer reported Prolab as a separate operating entity. As of the completion of the consolidation, all management and administration for Prolab was consolidated into the Company's headquarters in Chatsworth, California and the only functions remaining in Bloomfield, Connecticut are warehousing and distribution.

        The Company also sells nutraceutical grade ingredients such as garlic and arabinogalactan to other manufacturers through its EPI division. The EPI division also markets Natrol's manufacturing capabilities to other nutraceutical businesses that need contract manufacturing support. EPI shares all of Natrol's resources including Natrol's headquarters facility, its manufacturing and research and development personnel and expertise, its financial resources, as well as accounting and management resources.

        Natrol's consumer products fall into the general definition of vitamin, minerals, herbs and dietary supplements (VHMS). Each year, every segment of the Company strives to broaden its product offerings so as to increase revenue and gross profits while lessening dependence upon any one product. The Company divides its business other than the EPI business into approximately 50 product categories. The products in these categories are packaged into approximately 500 stock keeping units (SKUs).

        Two product categories, Ester-C and Carb Intercept represented more than 10% of gross sales in 2004 and one product category, Ester-C, represented more than 10% of gross sales in 2003. No product category represented more than 10% of gross sales in 2002.

        The Company actively participates in and financially supports a number of scientific and educational industry organizations that promote consumer well being. These include the Citizens for Health, the National Nutritional Foods Association (NNFA), American Herbal Products Association, American Herbal Pharmacopoeia, and the American Botanical Council. The Company is also a founding member of the Dietary Supplement Education Alliance (DSEA) of which Mr. Balbert, the Company's president, serves as the CEO. The DSEA is a not-for-profit organization consisting of more than 60 companies whose role is to improve public health by communicating the benefits of dietary supplements.

BUSINESS STRATEGY

Quality Supplier

        The Company's primary business strategy is to position itself as a quality supplier of nutraceutical products that can be trusted by consumers and retailers alike.

        The Natrol and Laci Le Beau brands are sold across multiple channels of distribution including health foods, stores, mass-market retail outlets including club stores, catalogs and Internet sales organizations.

        The Prolab brand is also sold across multiple channels of distribution but sales through the mass-market channel of distribution are limited because this is not a channel where sports nutrition products are primarily sold.

        As a quality supplier, the Company places a strong emphasis on quality control because it believes that quality standards play a critical factor in consumer purchasing decisions and in differentiating the Natrol brand. The Company's products are manufactured in accordance with current Good Manufacturing Practices (GMPs) standards set by the National Nutritional Foods Association (NNFA).

        The Company also carefully reviews its products to ensure regulatory compliance, safety and efficacy.

Product Innovation

        A core part of the business strategy is to be a product leader. As such the Company's Research and Development (R&D) department is constantly working to identify and develop new product and technologies related to the supplement business. Products can be internally developed or acquired from third parties. There is no guarantee that the Company can, in any given time period, develop or acquire commercially successful products. New products, even with large resources, are difficult to develop. The Company's resources are less than those of its larger competitors. The Company's inability to develop new products or technologies could have a material adverse effect on the Company's business.

Customer Relations

        As a quality supplier of nutraceutical products, the Company's strategy includes developing and maintaining strong working relationships with its customers.

        The Company works with its mass-market retailers to ensure that its most profitable and rapidly selling items remain on retailers' shelves while it seeks to obtain more shelf space for additional, potentially profitable, items.

        Within the health food store channel of distribution, the Company believes that its product line is under-represented and its strategy within that channel of trade is to ensure that retail outlets carry a higher percentage of what the Company considers to be its core line of products.

Maintain Infrastructure for Growth

        Natrol has a state-of-the art SAP enterprise resource planning software system to manage production, sales and accounting. In 2004, the Company expanded its quality control facility in order to facilitate that it will be able to meet future regulatory requirements. The Company regularly evaluates its operations and makes investments in building infrastructure, as necessary.

Experienced Management Team

        The Company's management team has extensive experience in the nutritional supplement industry and has developed long-standing relationships with its suppliers and its customers. The Company believes that the quality of its management team at all levels is important and seeks to employ managers with experience in each respective position.

SALES

BRANDED PRODUCTS

        The Company distributes its Natrol supplements and Laci Le Beau teas primarily to domestic, independent, health food stores and mass-market club, drug, retail and food stores. Although the Company sells the same Natrol or Laci Le Beau products to both the health food and mass-market channels of distribution, it has built different sales organizations to meet the differing requirements of each channel of trade.

        The Company sells its branded Natrol and Laci Le Beau products to health food stores primarily through leading national distributors, including United Natural Foods, Nature's Best and Tree of Life. Natrol and Laci Le Beau products are also sold by health food store chains such as Wild Oats Markets, Whole Foods Market, GNC, Fred Meyer Nutrition Centers and The Vitamin Shoppes, as well as by most independent health food stores.

        Within the health food channel of trade, the Company maintains a sales staff of regional representatives across the country managed by a national manager who reports to the Company's Vice President of Retail Sales. These sales representatives call on individual storeowners and distributors promoting the Natrol and Laci Le Beau lines.

        The mass-market distribution channel is also managed by the Company's Vice President of Retail Sales. The Company employs three sales managers who manage an independent broker network of more than 40 groups throughout the country. The Company's employees service certain of its larger mass-market accounts directly while independent brokers service others in conjunction with the Company's management. The Company sells its products to mass-market merchandisers either directly or through distributors of vitamins, minerals and other supplement products such as: Amerisource Bergen, McKesson, and Cardinal.

        Some of the Company's major drug, club and mass-market retail and grocery customers include:

• Walgreens	Costco	CVS
• Albertson's	Rite Aid	Long's Drug
• Brooks/Eckerd	Sam's	Wal-Mart
• BJ's Wholesale Club	Hannaford	Dominick's
• HEB	Von's	Kroger

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

        The Company provides retailers in both the health food store and the mass-market distribution channels with a wide array of comprehensive services tailored to meet their individual needs. In the health food store channel, the Company's dedicated sales force maintains direct and regular contact with key store personnel informing them of new product developments and industry trends, aiding them in the design of store sets and creating merchandising programs that promote brand and category awareness. The Company's regional managers and independent brokers in the mass-market distribution channel work with corporate buyers focusing on special promotional activities and brand and category awareness in order to improve the consumer purchases of Natrol products and increase the movement of items through each outlet. The objective of these activities is to build strong relationships with the Company's marketing partners, to increase the number of stores carrying its products and improve the profitability of the items sold within each of the Company's trading partners.

        Prolab products are sold primarily through sports nutrition retail stores, fitness centers, websites, health food stores and internationally through designated distributors. Approximately 37.0% of Prolab's sales are to distributors who sell products to European, Canadian and other non-domestic accounts.

        Prolab's domestic sales are primarily to wholesalers who in turn service retail accounts. Prolab's wholesaler network focuses on health food stores, health clubs and fitness facilities that cater to body builders and other individuals seeking a high level of fitness.

        No customer of the Company represented more than 10% of net sales for the years ended December 31, 2004 and 2003. One customer represented 12.3% of net sales in the year ended December 31, 2002.

CONTRACT MANUFACTURING AND INGREDIENT SUPPLY SALES: EPI

        The Company's contract manufacturing services are primarily marketed through the EPI sales force. The Company manufactures a number of products pursuant to contracts with customers who distribute the products under their own private labels. As a contract manufacturer, the Company will often assist its customers in the formulation of their products. Contract manufacturing accounted for approximately 5.1% of the Company's gross sales in 2004.

        In its bulk ingredient business, EPI sells nutraceutical grade garlic, kava kava, melatonin and arabinogalactan to other manufacturers of nutritional products. Bulk ingredient sales accounted for 2.3% of the Company's gross sales in 2004. This part of the Company's business weakened substantially during 2004. Sales of garlic and vegetable powders fell approximately 40% in 2004. Reasons for the decline include market conditions and competition from domestic and international suppliers. This decline was partially offset by sales of arabinogalactan. However, in 2004, the Company ended its exclusive supply agreement with Larex, Inc., "Larex," for the supply of arabinogalactan. Larex continues to supply the Company with arabinogalactan but on a non-exclusive basis. In January 2005, the Company also exercised its right to not renew the endorsement contract for arabinogalactan with Earvin "Magic" Johnson for the promoting of the Company's My Defense formulation and other formulations containing arabinogalactan. Due to these factors, sales of arabinogalactan are expected to be less in 2005 than in 2004.

        Through the end of 2004, EPI obtained its nutraceutical grade garlic from ConAgra Foods, Inc. (ConAgra) pursuant to a multi-year supply agreement that gave the Company the exclusive right to sell ConAgra's nutraceutical grade garlic in the dietary supplement industry. The agreement, which extended until December 31, 2007 and stipulated certain pricing and volume terms was terminated by the mutual consent of ConAgra and the Company in February 2005. Nutraceutical grade garlic is also available from international suppliers at competitive prices.

        Due to the decline in the sales of garlic and vegetable powders as well as the ending of the exclusive supply agreement with Larex and ConAgra, the Company has begun to re-examine its business strategy as it relates to the ingredient supply business. Total gross shipments of vegetable powders and arabinogalactan in 2004 amounted to approximately $2.1 million. A new strategy for the EPI ingredient supply business may call for a substantial alteration in EPI's structure as well as changes or limitations to the products and services provided by this division of the Company.

        The Company's current strategy with respect to its contract manufacturing business is to selectively bid on profitable contract manufacturing business that can help the Company improve the utilization of its manufacturing plant.

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

        The Company's core strategy has been to build the Natrol, Laci Le Beau and Prolab brand names within multiple channels of distribution in order to develop increased brand awareness and strong brand recognition among consumers seeking products with a reputation for quality. The Company believes it can leverage its reputation for high quality products developed within the health food distribution channel in the mass-market and other channels by positioning its products as a high quality brand rather than a value brand.

        The Company has utilized print, radio and television advertising as well as cooperative and other incentive programs to build consumer awareness and generate sales revenue.

        The Company periodically reviews its media mix for its effectiveness in creating consumer demand. As such, the Company's use of certain media in past operating periods is not necessarily an indicator of media choices to be made in future operating periods.

INGREDIENT SUPPLY SALES AND CONTRACT MANUFACTURING SALES

        The Company's EPI bulk ingredients division relies primarily on visibility developed through trade shows, advertising in trade publications and brochures to supplement the sales efforts of its sales people.

        The contract manufacturing business relies on trade shows, trade publications, and word-of-mouth as well as the delivery of information from its sales staff, primarily its Essentially Pure Ingredients sales people.

RESEARCH & DEVELOPMENT

        The Company maintains a research and development department whose role is to monitor developments within the dietary supplement industry and to identify or develop new, marketable products for the Company. The Company's research and development staff constantly reviews periodicals, scientific research and relevant clinical studies within medical journals and on-line databases. The staff meets with vendors and evaluates new ingredients. The research and development team also consults scientists and employs research consultants on a regular basis regarding new product concepts. The Company's research and development department is constantly seeking to acquire new products, product rights, and technologies that can be profitably marketed to its customers.

        Before a product is introduced, research and development assists with the review of the safety and efficacy of ingredients, standards for production and further assists in the review of labeling information, label claims and potential patent, trademark, legal or regulatory issues. The R&D department helps in the overall process of ensuring that all the Company's products meet label claims and that all formulations are safe and efficacious if produced to the standards that have been developed.

MANUFACTURING AND PRODUCT QUALITY

DIETARY SUPPLEMENTS

        The Company manufactures its branded Natrol and private label supplements as well as Prolab tablets and capsules at its 90,000 square foot manufacturing facility/headquarters located in Chatsworth, California. At this facility, the Company manufactures both tablets and two-piece capsules, which account for the vast majority of the Company's supplement sales. The Company uses third party vendors to produce its liquid products, powders, softgels and tea.

        The Company has current manufacturing capability to produce four million tablets and capsules per eight hour shift and 420,000 bottles per week.

        The Company operates flexible manufacturing lines which enable the Company to shift output efficiently among various pieces of equipment depending upon such factors as batch size, tablets or capsule count and labeling requirements. The Company strives to fulfill and ship all orders within 48 hours.

        The Company places a strong emphasis on quality control because it believes that quality standards play a critical factor in consumer purchasing decisions and in differentiating the Natrol brand. The Company's products are manufactured in accordance with current Good Manufacturing Practices (GMPs) standards set by the National Nutritional Foods Association (NNFA).

        The Company requires all raw materials or finished products to be placed in quarantine upon receipt before release by the Company's quality control laboratory. The Company conducts sample testing, weight testing, purity testing, dissolution testing and, where required, microbiological testing. When materials are released from quarantine, each lot is assigned a unique lot number which is tracked throughout the manufacturing process. Materials are blended, tested and then encapsulated or formed into pills which may or may not be coated. The Company routinely performs qualitative and quantitative quality control procedures on its finished products.

Raw Material Supply:

        The Company obtains its raw materials for the manufacture of its products from third-party suppliers. Many of the raw materials used in the Company's products are harvested internationally. The Company does not have contracts with any suppliers committing such suppliers to provide the materials required for the production of its products. During the last decade, coenzyme Q10, natural vitamin E, beta carotene, melatonin, kava, and a select number of other raw materials have had significant price fluctuations as a result of short supply and or increases in demand. The Company has experienced occasional shortages of raw materials for a limited number of its products, but to date has only encountered short-term production interruptions as a result of such shortages. Three of the Company's suppliers each accounted for more than 10% of the Company's inventory purchases in 2004. The loss of any of these suppliers could have a material adverse effect on the Company's ability to produce and sell goods. The Company does not have a long-term supply agreement with any of these three suppliers.

Specialty Suppliers:

        The Company also sells a limited number of products under the supplier's trademark. In 2004, the most significant of these is the Company's Ester-C® line of products which accounts for approximately 11% of the Company's gross sales. When the Company markets products under the supplier's trademark, the Company is limited to that single supplier as a source of raw materials for that product. As a result, any shortage of raw materials from that supplier would adversely affect the Company's ability to manufacture that product. Price increases from these suppliers could severely impact the profitability of these items. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company's source of arabinogalactan is a single suppler, Larex, Inc. It is possible that Larex may not be able to adequately meet demand. The Company does not believe that other sources of the nutraceutical grade of arabinogalactan are readily available from other suppliers.

Shipping facilities:

        The Company also owns a 132,000 sq. ft. warehouse facility located less than one-quarter mile from its manufacturing facility. Approximately 52,000 sq. ft. of this warehouse facility is subleased. Rental income was approximately $389,000, $473,000 and $460,000, for the years ended December 31, 2004, 2003 and 2002 respectively. The remaining 80,000 sq. ft. is now being used by the Company to ship finished goods to the Company's customers. Finished goods are transferred from the Company's packaging lines to the distribution facility for storage prior to shipment to customers.

        Prolab products are shipped from the company-owned, 25,000 sq. ft. facility located in Bloomfield, Connecticut.

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

        Currently, the Company has received one United States patent for its Kavatrol product and has received two United States patents related to two amino acid products, SAF and SAF for Kids. To the extent the Company does not have patents on its products, another company may replicate one or more of the Company's products.

        Although the Company seeks to ensure that it does not infringe on the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company.

COMPETITION

        The dietary supplement industry is highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support, and the availability of new products. The Company competes by primarily positioning itself as a supplier of quality products, oftentimes with unique compositions, as opposed to positioning itself as a value brand which competes primarily through low pricing.

        The Company's direct competition consists primarily of publicly and privately owned companies, which tend to be fragmented in terms of both geographical market coverage and product categories. Numerous companies, many of which are greater in size and financial, personnel, distribution and other resources than the Company, compete with the Company in the development, manufacture and marketing of dietary supplements. Numerous competitors sell broader product lines than the Company.

        The Company's principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. In the mass-market distribution channel, the Company's principal competition comes from broadline manufacturers, major private label manufacturers and other companies. In addition, several large pharmaceutical companies compete with the nutritional supplement companies. Competition from such companies is difficult because such companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than those of the Company. The Company also faces competition in both the health food store and mass-market distribution channels from private label dietary supplements and multivitamins offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains.

REGULATORY MATTERS

        The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company's products are subject to regulation by numerous governmental agencies which regulate the Company's products. The Company's products are subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission (CPSC), the U.S. Department of Agriculture (USDA), the Environmental Protection Agency (EPA) and the U.S. Food and Drug Administration (FDA). Advertising and other forms of promotion and methods of marketing of the Company's products are subject to regulation by the U.S. Federal Trade Commission (FTC), which regulates these activities under the Federal Trade Commission Act (FTCA). The manufacture, labeling and advertising of the Company's products are also regulated by various state and local agencies as well as those of each foreign country to which the Company distributes its products.

        The Dietary Supplement Health and Education Act of 1994 (DSHEA) revised the provisions of the Federal Food, Drug, and Cosmetic Act (FFDC Act) concerning the regulation of dietary supplements. The substantial majority of the products marketed by the Company are regulated as dietary supplements under the FFDC Act.

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

        The FDA in the first quarter of 2004 banned ephedra products. The Company discontinued the sale of ephedra-based products in the first quarter of 2003.

        The FDA has also announced its intention to promulgate new GMPs specific to dietary supplements, to fully enforce DSHEA and monitor compliance with the Bioterrorism Act of 2002.

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

EMPLOYEES

        As of December 31, 2004, the Company had approximately 284 employees. Of such employees, approximately 43 were engaged in marketing and sales, 198 were devoted to production and distribution and 43 were responsible for management and administration. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

        Industry trends.    The total United States retail market for nutritional supplements is highly fragmented. Highly documented industry data is not readily available and, when available, it is generally historical in nature, reporting on periods 12 months or more in arrears. One industry source, the Nutrition Business Journal, a trade publication, reported in mid 2004 that supplement sales have grown from $18.1 billion in 2001 to $19.8 billion in 2003, which reflects a compounded growth rate of approximately 3%.

        Information Resources, Inc. ("IRI") tracks sales data within the food, drug, and mass-market channels of distribution. This tracking does not include Wal-mart sales which are a significant portion of this sector. For the 52 weeks ended December 5, 2004, VMS sales as tracked by IRI showed a decline of 1% in year over year comparisons

        Private label business has been a significant growth element within the VMS industry. The growth of private label sales impacts the sales of branded products such as those distributed by Natrol. Private label sales are, to an ever-greater degree, being emphasized by large mass-market retailers. As such, the growth of brands such as Natrol, Laci Le Beau, and Prolab within food, drug, and general mass-market merchants remains both highly competitive and uncertain.

        In addition to the trends in the nutraceutical industry, the United States economy has experienced significant fluctuations over the last few years, in part due to uncertainty over foreign events, terrorists' activities, the war with Iraq, unemployment and job creation in the United States and swings in overall consumer confidence. A sluggish economy inevitably impacts Natrol as well as the entire vitamin, mineral and supplement sector.

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

        Reduced Product Liability Insurance Coverage and Exposure to Product Liability Claims.    The Company, like other retailers, distributors and manufacturers of products designed for human consumption, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company may be subjected to various product liability claims, including, among others, that its products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. In addition, although the Company maintains strict quality controls and procedures, including the quarantine and testing of raw materials and qualitative and quantitative testing of selected finished products, there can be no assurance that the Company's products will not contain contaminated substances. In addition, in certain cases, the Company relies on third party manufacturers for its products. With respect to product liability claims, the Company self-insures. The company formerly maintained occurrence based insurance coverage. However, such coverage became unavailable during the Company's renewal period in 2002. The cost of limited claims made coverage with high deductibles rose to such an extent, that the Company chose to self-insure as of July 2003. The company deposited $5.0 million for a five-year policy term with an insurance carrier who provides certificates of insurance to the Company's vendors. The $5.0 million earns interest and is classified as a non-current asset entitled "Restricted Cash" on the accompanying December 31, 2003 consolidated balance sheet. The $5 million is fully refundable to the Company should it decide to end the self-insurance program at the end of the policy term.

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

        There are many other reasons the Company can be sued other than for product liability. The cost of the Company defending itself from legal claims, no matter how spurious, can be high. The cost of defense can be substantially higher than the cost of settlement even when claims are not factually based. The high cost of legal fees to defend or settle litigation could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Product Returns.    Product returns are a part of the Company's business. While customers generally do not have an absolute right of return, products may be returned for various reasons including expiration dates or lack of sufficient sales velocity. The Company accrues allowances for returns based on historical data and future expectations. During 2004, returns and charges for damages and outdated products amounted to approximately 3.5%, less than the 4.7% figure for 2003 and the 8.7% figure for 2002. The Company continually works to lessen the impact of returns through better management of its SKU count at retail establishments and more effective use of sales and marketing programs. Even so, there is no guarantee that future returns will not equal or exceed the levels experienced in prior years when returns amounted to as much as 14.5% of gross shipments. Furthermore, the loss of a major account could result in a substantial amount of returns.

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

        The Company closely monitors its inventory. In addition, the Company regularly reviews its inventory, the velocity of sales, and raw material and component usage relative to inventory, in an effort to ensure that on hand inventory is good and usable and that potentially unusable inventory is adequately reserved.

        Distribution Gains.    One of the Company's primary goals has been to gain additional distribution in the various channels of trade that sell vitamins and supplements to consumers. The Company continues to seek additional avenues to sell its products as well as to gain additional distribution for profitable and rapidly selling products in its existing accounts. The Company's failure to make additional distribution gains or to maintain current distribution and expand sales of core products could have an adverse material effect on the Company's business, financial condition and results of operations.

        Cost of Retail Relationships.    Many large retailers require various forms of incentive programs in order to develop branded sales with them. These programs include slotting fees, coop advertising programs, rebate incentives, price off promotions, scandowns and other forms of support. The Company must continually evaluate specific programs to ascertain the profitability of potential business from each retailer. Because of such brand based programs, the Company may ascertain that it cannot profitably do business with a retailer. This may cause the Company to stop doing business with existing customers or not allow the Company to enter into a business relationship with a potential new customer, each of which in turn could dampen future revenue growth. In 2004, approximately 10.9% of the revenue from gross shipments was allocated to such support programs.

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

        The Company's products are generally regulated as dietary supplements under the FDCA, and are, therefore, not subject to pre-market approval by the FDA. However, these products are subject to extensive regulation by the FDA relating to adulteration and misbranding. For instance, the Company is responsible for ensuring that all dietary ingredients in a supplement are safe, and must notify the FDA in advance of putting a product containing a new dietary ingredient (i.e., an ingredient not marketed for use as a supplement before October 15, 1994) on the market and furnish adequate information to provide reasonable assurance of the ingredient's safety. Furthermore, if the Company makes statements about the supplement's effects on the structure or function of the body, the Company must, among other things, have substantiation that the statements are truthful and not misleading. In addition, the Company's product labels must bear proper ingredient and nutritional labeling and the Company's supplements must be manufactured in accordance with current GMPs for foods. The FDA has issued an advanced notice of its intention to promulgate new GMPs which, when finally adopted may be more expensive to follow than prior GMPs. A product can be removed from the market if it is shown to pose a significant or unreasonable risk of illness or injury. Moreover, if the FDA determines that the "intended use" of any of the Company's products is for the diagnosis, cure, mitigation, treatment or prevention of disease, the product would meet the definition of a drug and could not be sold as a dietary supplement without a modification of its "intended use" claims. Failure of the Company to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.

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

        Dependence on Significant Customers.    No major customer during 2004 represented 10% of gross sales. The Company's top 10 customers accounted for approximately 48.4% of the Company's business. There is no assurance that the Company's major customers will continue to be major customers of the Company. The loss of a significant number of major customers, or a significant reduction in purchase volume by or financial difficulty of such customer, for any reason, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        Ability to Execute its Business Plans.    In reaction to past industry trends and the Company's financial performance, the Company has worked to manage expenses such as payroll and advertising in order to ensure the profitability of the Company. Such restrictions on expenditures may have a long-term effect on revenue growth. Should industry and general economic trends for the nation as a whole be difficult, the Company may have to reduce payroll as well as other forms of overhead and fixed expenses. Such cutbacks could affect, in a negative manner, the Company's ability to increase revenues and profits.

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

        Furthermore, the Company may have to substantially alter its business strategy to grow the business. During 2002 and 2003, the Company invested approximately $3 million, including operating losses, in an effort to grow revenue and profits by entering new marketplaces, namely multi-level marketing through an investment in Annasa as well as direct marketing through an investment in personnel to manage a direct marketing business. Neither effort was successful and as such both efforts were abandoned in 2003. In the future, the Company may deem it necessary to divest itself of other business units or to cease doing business in certain areas which would affect both gross revenues and net income. While such decisions would be made with the expectation that the decisions redeploying assets would benefit the corporation over the long-term, in the short-term, such decisions could have a negative impact on revenue and net income. The Company diligently looks for opportunities to broaden distribution into additional markets. There is no guarantee that the Company's efforts will succeed.

        Risks Associated with Acquisitions.    The Company completed one acquisition in 1999, two acquisitions in 1998, and, although no acquisitions were completed since, the Company may pursue additional acquisitions and new business opportunities in the future as a part of its business strategy. The Company faces significant competition for acquisition opportunities from numerous companies, many of which have greater financial resources than the Company. Accordingly, there can be no assurance that attractive acquisition opportunities will be available to the Company. Should an acquisition opportunity arise, the Company would have to seek outside funding to support such an acquisition. There is no guarantee that the Company would be able to obtain financing for or otherwise consummate any future acquisitions even if management believes such an acquisition would be beneficial to the Company. Moreover, future acquisitions would likely require additional financing which would likely result in an increase in the Company's indebtedness or the issuance of additional stock which may be dilutive to the Company's shareholders. Acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with those of the Company, the diversion of the management's attention from other aspects of the Company's business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience and the potential loss of key employees of the acquired business. The acquisition of another business can also subject the Company to liabilities and claims arising out of such business. As a general rule, the Company will publicly announce acquisitions only after a definitive agreement has been signed.

        Regardless of the potential problems surrounding a potential acquisition, the Company regularly evaluates potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions.

        Absence of Conclusive Clinical Studies.    Although many of the ingredients in the Company's products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of the Company's products contain ingredients with more recent history of use and effects. Accordingly, the Company's products are evaluated to identify any harmful side effects. Any such unintended and unconnected effects may result in adverse publicity or product liability claims which could have a material adverse effect on the Company's business, financial condition and results of operations.

        Risks Associated with Supply of Raw Materials.    The Company obtains all of its raw materials for the manufacture of its products from third-party suppliers. Many of the raw materials used in the Company's products are harvested internationally. With the exception of bulk garlic, the Company does not have contracts with any suppliers committing such suppliers to provide the materials required for the production of its products. During the last decade, coenzyme Q10, natural vitamin E, beta carotene and melatonin have had significant price fluctuations as a result of short supply and/ or increases in demand. The Company has experienced occasional shortages of raw materials for a limited number of its products. There can be no assurance that suppliers, including suppliers of bulk garlic, will provide the raw materials needed by the Company in the quantities requested or at a price the Company is willing pay.

        The Company also sells a limited number of products under the supplier's trademark. The most significant of these is the Company's Ester-C® line of products which accounts for approximately 11% of the Company's gross sales in 2004. When the Company markets products under the supplier's trademark, the Company is limited to that single supplier as a source of raw materials for that product. As a result, any shortage of raw materials from that supplier would adversely affect the Company's ability to manufacture that product.

        Because the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events. As a result, any shortage of raw materials from that supplier would adversely affect the Company's ability to manufacture that product. Price increases from such suppliers would directly affect the Company's profitability should the Company be unable to pass such price increases on to its direct customers. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company purchases goods from a variety of vendors. Three vendors each accounted for more than 10% of the Company's purchases of raw materials in 2004. The loss of a large vendor could have a material impact on the Company's ability to source raw material and manufacture finished product associated with the raw materials supplied by this vendor. The result could be a material and adverse effect on the Company's profitability.

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

        Risks Associated with Manufacturing.    The Company's results of operations are dependent upon the continued operation of its manufacturing facility in Chatsworth, California at its current levels. The operation of dietary supplement manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural and other disasters, and the need to comply with the requirements of directives of government agencies, including the FDA. In particular, the Company's manufacturing facility is located in Southern California, a geographic area that has historically been prone to earthquakes, which in some cases have been catastrophic. Prior to the Company's build-out of the building in which its manufacturing facility is located, the building was severely damaged in a major earthquake in 1994, the epicenter of which was within five miles of the building. Although the building was rebuilt with an enhanced ability to withstand earthquakes and conforms to current local and state code requirements, the Company's manufacturing facility could be damaged or destroyed in the event of an earthquake. Any such damage or destruction would have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not carry earthquake insurance on its facilities. In addition, the Company's softgel and liquid products, the Laci Le Beau tea products as well as all of Prolab's non-tablet and capsule products which make up a majority of Prolab's business are manufactured by third party contractors. The Company's profit margins on these products and its ability to deliver these products on a timely basis are dependent upon the ability of the outside manufacturers to continue to supply products that meet the Company's quality standards in a timely and cost-efficient manner. The occurrence of any of the foregoing or other material operational problems could have a material adverse effect on the Company's business, financial condition and results of operations during the period of such operational difficulties.

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

        Risk Associated with Large Controlling Shareholders.    Natrol's public float is relatively small, consisting of less than 30% of the Company's issued shares. More than 77% of the Company's stock is owned by its top five shareholders. The decision by any one of these shareholders to sell their interest in the Company could materially and adversely affect the Company's share price.

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

        Availability of Capital.    Should the Company need to borrow beyond its current debt facilities, the cost of capital may be high. Traditional debt financing may be unavailable and the Company may have to seek alternative sources of financing, including the issuance of new shares of stock or preferential stock that could dilute current shareholders.

        Risk of Litigation from Private Attorneys General and others.    Advertising and labeling for dietary supplements and conventional foods are, in addition to the federal government, regulated by state, county and local authorities. Some states also permit these laws to be enforced by Private Attorneys General. These Private Attorneys General may seek relief for consumers, seek class action certifications, seek class wide damages and product recalls of products sold by the Company. In the ordinary course of business, the Company is named as a defendant in these types of State Attorneys and Private Attorneys General Actions along with other vitamin and supplement companies. Until the courts rule that laws have been violated, that the actions can proceed as Private Attorneys General Class Actions and that the cognizable injury has occurred, the Company does not believe such actions will have any material impact on its operations. There can be no assurance that state, county or local regulatory authorities will not commence regulatory or legal proceedings which could restrict the permissible scope of the Company's product claims or the ability to sell its products in the future.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 2004, no matters were submitted to a vote of the security holders of the Company.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

        The Common Stock of the Company is traded on the NASDAQ National Market under the symbol "NTOL." On February 4, 2005, the last reported sales price of the Company's Common Stock as reported on the NASDAQ National Market was $3.00. As of February 4, 2005 there were 25 holders of record of the Company's Common Stock.

        The high and low sales closing prices for the Common Stock as reported by the NASDAQ National Market for the years ended December 31, 2004 and 2003 are set below:

	Fiscal year ended December 31, 2004
	High	Low
Quarter ended March 31, 2004	$4.10	$2.77
Quarter ended June 30, 2004	3.78	2.63
Quarter ended September 30, 2004	3.00	2.47
Quarter ended December 31, 2004	3.54	2.75
	Fiscal year ended December 31, 2003
	High	Low
Quarter ended March 31, 2003	$1.49	$1.05
Quarter ended June 30, 2003	2.37	1.40
Quarter ended September 30, 2003	3.49	2.18
Quarter ended December 31, 2003	3.18	2.40

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands except per share data)
Consolidated Statements of Operations Data:
Net sales	$79,269	$72,658	$70,260	$71,821	$77,561
Cost of goods sold	46,820	44,246	41,715	42,989	50,334

Gross profit	32,449	28,412	28,545	28,832	27,227
Selling and marketing expenses	19,560	17,701	16,915	18,103	23,263
General and administrative expenses	9,348	10,063	8,744	9,746	10,318
Impairment of goodwill	—	—	—	20,000	—

Total operating expenses	28,908	27,764	25,659	47,849	33,581

Operating income (loss)	3,541	648	2,886	(19,017)	(6,354)
Interest income (expense), net	(529)	(595)	(644)	(736)	(1,231)

Income (loss) from continuing operations before income taxes	3,012	53	2,242	(19,753)	(7,585)
Income tax provision (benefit)	1,144	34	861	587	(2,369)

Income (loss) from continuing operations before cumulative change in accounting principles	1,868	19	1,381	(20,340)	(5,216)
Discontinued operations(1):
(Loss) from operations of Annasa component	—	(1,766)	(1,068)	—	—
(Loss) from operations of Tamsol component	—	(542)	(41)	—	—
Income tax benefit	—	821	421	—	—

Loss on discontinued operations	—	(1,487)	(688)	—	—

Income (loss) before cumulative effect of accounting change	1,868	(1,468)	693	(20,340)	(5,216)
Cumulative effect of change in accounting principle(2)	—	—	(6,819)	—	—

Net income (loss)	$1,868	$(1,468)	$(6,126)	$(20,340)	$(5,216)

Income (loss) per share:
Basic income (loss) from continuing operations	$0.14	$0.00	$0.11	$(1.59)	$(0.39)
Diluted income (loss) from continuing operations	$0.13	$0.00	$0.11	$(1.59)	$(0.39)
Basic and diluted income (loss) from discontinued operations	—	$(0.11)	$(0.06)	—	—
Basic and Diluted income (loss) from cumulative effect of change in accounting principle	—	—	$(0.53)	—	—
Basic earnings (loss) per share	$0.14	$(0.11)	$(0.48)	$(1.59)	$(0.39)
Diluted earnings (loss) per share	$0.13	$(0.11)	$(0.48)	$(1.59)	$(0.39)
Weighted average shares outstanding—basic	13,277	12,946	12,852	12,783	13,237
Weighted average shares outstanding—diluted	14,113	13,452	12,992	12,783	13,237

	December 31,
	2004	2003	2002	2001	2000
	(In thousands except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,022	$2,599	$10,077	$5,485	$4,004
Working capital	18,260	13,328	18,722	18,190	15,399
Total assets	52,924	51,439	53,357	59,357	87,921
Long-term debt, less current maturities	7,685	7,451	7,778	8,083	8,369
Total stockholders' equity	37,760	35,558	36,651	42,640	62,892

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

OVERVIEW

        Since divesting itself of its unprofitable multi-level marketing and direct marketing units in 2003 (see discontinued operations), the Company's business plan has been to focus on its core brands. The Natrol and Laci Le Beau brands are sold in health food stores, in mass-market drug, food and retail chains as well as club stores. Prolab products are sold through distributors who in turn service retail accounts. Prolab's distributor network focuses on health food stores, health clubs and fitness facilities that cater to body builders and other individuals seeking a high level of fitness. With the integration of Prolab as a brand within Natrol, Natrol's health food oriented sales professionals have become responsible for presenting appropriate Prolab products to health food retailers, who in turn, order from distributors who carry Prolab product. In addition, in 2004 more than 40% of Prolab sales are to distributors who sell Prolab products outside the United States. The Company is continually seeking to expand the distribution of its best selling items to additional retail outlets and to create promotional opportunities for its products within its existing customer base.

        The Company also provides contract manufacturing services to other supplement companies and sells a limited number of raw material ingredients to other nutraceutical companies.

        Key issues for the Company's management include product development, product introductions, inventory management, and controlling the cost of doing business in its various channels of trade.

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

        The competition for shelf space at retailers is intense. Natrol has ongoing discussions with its retail customers with regards to the allocation of shelf space and the level of promotional support for products. Retailers look to their vendors for promotional support for the products on their shelves in order to maximize sales. Vendors such as Natrol look to retailers for advantageous placement of their products and promotion of their products within stores and within a retailer's promotional media such as newspaper advertisements placed by retailers. The cost of promotions and support to the retailer on the part of vendors such as Natrol can be very high and management must continually review its promotional efforts with retailers to ensure that sales are profitable.

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

        In recent years, as a result of a combination of the factors described above, gross sales have been materially offset by the estimated amount of returns and other charges to arrive at net sales. It is also possible that returns could increase rapidly and significantly in the future. Accordingly, estimating product returns requires significant management judgment. In addition, different return estimates that reasonably could have been used would have had a material impact on reported sales and thus have had a material impact on the presentation of results of operations. For those reasons, the accounting estimate related to product returns is a "critical accounting estimate."

        The total amount charged against sales for returns and damages and outdates in 2004, 2003, and 2002 respectively, was $3.2 million $4.0 million, and $6.7 million.

        Impairment of Goodwill.    On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill not be amortized. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. Beginning in 2002, goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. In 2002, the Company tested goodwill for impairment using the two-step process prescribed in SFAS No.142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the impairment test and determined that the there was potential impairment of the Natrol segment. The Company performed the second step as of January 1, 2002 for the Natrol segment and determined that its goodwill balance of $10,958,000 was impaired. The impairment loss was recorded as a cumulative effect of a change in accounting principle, net of income tax benefit of approximately $4.1 million, in the accompanying consolidated statement of operations for the year ended December 31, 2002.

        The remaining goodwill balance at December 31, 2002 and 2003 was approximately $4.0 million. In the fourth quarter of 2003, the Company completed its annual goodwill impairment testing and determined that goodwill was not impaired. Additionally, during March 2004, the Company settled its litigation with the former owners of Prolab Nutrition, Inc. The Company received $2 million in cash, which was reflected in the financial statements for the quarter ending March 31, 2004 as a reduction of goodwill. In accordance with the provisions of SFAS No. 142, the Company performed its annual impairment test of goodwill during the fourth quarter of 2004 and concluded that it was not impaired.

        Income Taxes.    Deferred income tax assets have been established for future tax benefits related to deductible goodwill for which the Company has recorded an impairment charge and for certain other temporary items, the aggregate benefit of which is approximately $4.7 million. Realization of this benefit is dependent on generating sufficient taxable income in future periods. Although it is not assured, management believes it is more likely than not that the carrying value of this benefit will be realized. The amount of the benefit that is considered realizable, however, could change if estimates of future taxable income are adjusted in future periods.

        Inventory.    The Company monitors its inventory and analyzes it on a regular basis. Cycle counts are taken to verify inventory levels. In addition, the Company analyzes the movement of items within its inventory in an effort to determine the likelihood that inventory will be sold or used before expiration dates are reached. The Company provides an allowance against that portion of its inventory that it believes is unlikely to be sold or used before expiration dates are reached. At December 31, 2004, inventory allowances were approximately $1.4 million.

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Net Sales.    The Company recognizes revenue from sales only after product is shipped and title is transferred. Net sales represent product shipped less actual and estimated future returns, spoilage allowances, allowances for product deemed to be unsaleable by customers, free goods shipped to customers for promotional or other purposes, rebates, slotting fees and other promotional expenditures. Estimates and allowances are based upon known claims and an estimate of additional returns when the amount of future returns from customers can be reasonably estimated.

        Net sales in 2004 increased 9.1%, or $6.6 million, to $79.3 million from $72.7 million in 2003. Net sales is calculated by subtracting from gross revenue certain expenses such incentive rebates, shipping damages, and returns. Net sales in 2004 were positively affected by a lower level of returns than in 2003. The level of returns, which includes charges from customers for damaged or outdated product, was approximately 3.5% of gross revenue in 2004 as compared to 4.7% of gross revenue in 2003. Other deductions from gross revenue fell from 9.0% in 2003 to 7.9% in 2004.

        The level of gross revenue in any period is a result of many factors including customer relations and the popularity of the Company's products with consumers. During 2004, the Company improved the level of sales with club stores and mass market merchants and certain categories of products, weight-loss products in particular, proved to be popular with consumers. Sales gains in these areas were partially offset by the loss of sales with other customers and declining sales of certain other product categories.

	Years Ended December 31,
	2004	2003
Net Revenue
Natrol (including Laci-Le Beau)	$54,668	$46,502
EPI	6,515	7,373
Prolab	18,086	18,783

Total net Revenue	$79,269	$72,658

Natrol products (including Laci Le Beau) grew approximately 11.8% relative to 2003.

        The largest sales declines were due to slower sales within the Company's EPI raw materials division. Bulk ingredient sales accounted for 2.3% of the Company's gross sales in 2004. Approximately 61% of these sales or $1.4 million were generated through the sales of garlic and other vegetable powders. The balance of sales were from the sale of arabinogalactan. Sales of garlic and vegetable powders fell approximately 40% in 2004. Reasons for the decline include market conditions and competition from domestic and international suppliers. This decline was partially offset by sales of arabinogalactan.

        During 2004, two product categories each accounted for more than 10% of gross shipments. During 2003, only one category accounted for more than 10% of gross shipments. No customer accounted for 10% or more of gross sales in 2004 or 2003. The Company's top 10 customers accounted for approximately 48% and 47% of the Company's gross sales in 2004 and 2003, respectively.

        Gross Profit.    Gross profit increased 14.2% or $4.0 million to $32.4 million in 2004 as compared to $28.4 million in 2003. Gross margin increased to 40.9% in 2004 from 39.1% in 2003. Gross margin fluctuates depending upon product mix, the cost of raw materials, labor and overhead as well as the difference between gross revenue and net sales revenue. As noted above under the caption Net Sales, deductions from gross revenue were less in percentage terms in 2004 than in 2003 and this positively affected gross margins.

        Selling and Marketing Expenses.    Selling and marketing expenses consist primarily of advertising and promotional expenses, costs of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased by 10.5% or $1.9 million to $19.6 million in 2004 from $17.7 million in 2003. Of the $1.9 million net increase in selling and marketing expenses, approximately $280,000 was due to the increased cost of shipping product, approximately $780,000 was due to increased promotional expenditures, approximately $250,000 was due to increased public relations expenditures, and approximately $460,000 was due to payroll and broker commissions increases outside of the shipping department.

        General and Administrative Expenses.    General and administrative expenses consist primarily of personnel costs related to general management functions, research and development, finance, accounting and information systems, as well as professional fees. General and administrative expenses decreased 7.1% or $.7 million in 2004 from $10.1 million in 2003 to $9.3 million in 2004.

        The largest savings in general and administrative expenses came from the closing of Prolab's headquarters facility in October 2003 and the consolidation of all administrative functions for Prolab into Natrol's headquarters facility. This consolidation reduced net payroll by approximately $850,000 when compared to 2003. The Company also saved approximately $750,000 when compared to 2003 through the implementation of its self-insurance program for product liability insurance in July 2003. These savings were partially offset by the establishment of a research and development department within the administrative area in October 2003. The Company spent approximately $575,000 more on this department in 2004 than in 2003. Also offsetting savings generated by the Prolab closure and the self-insurance program was the Company's bonus incentive program. This program was established in 2004 and resulted in the granting of approximately $600,000 in incentive payments to qualified employees.

        Interest Income (Expense), net.    Interest expense was approximately $630,000 in 2004 versus interest expense of approximately $649,000 in 2003. Interest income in 2004 was approximately $101,000 versus approximately $54,000 in 2003. Interest expense decreased in 2004 as the Company had less debt outstanding during the year. Interest income increased due to the average level of cash on hand earning interest.

        Income Tax Provision (Benefit).    Income taxes were $1.1 million in 2004 as compared to approximately $34,000 in 2003. The difference in income tax expense was primarily due to the differences in taxable income earned in 2004 versus 2003. The Company's tax rate was 38.0% in 2004 versus 64.2% in 2003. The difference was due primarily to the fact that the some of the Company's expenses cannot be expensed for tax purposes. When earnings are at a low level, these permanent adjustments to taxable income have a proportionately greater effect on the company's tax rate than when total earnings are at a higher level.

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

        The Company did not have any products that represented 10% or more of its gross sales in either 2003 or 2002. One customer accounted for 10% or more of the Company's gross sales in 2002. The Company's top 10 customers accounted for approximately 47% and 44% of the Company's gross sales in 2003 and 2002, respectively.

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

        General and Administrative Expenses.    General and administrative expenses increased 15.1% or $1.3 million in 2003 from $8.7 million in 2002 to $10.1 million in 2003. Of this increase $179,000 was due to the establishment of a research and development department in the fourth quarter of 2003. General insurance expenses increased $711,000 relative to 2002. In order to reduce these expenditures, the Company began to self-insure its product liability exposure in July of 2003. Depreciation expense was $131,000 higher in 2003 than in 2002, primarily because of the implementation of the Company's SAP software system in November 2002. The Company also accrued $164,000 more for bad debt expenses in 2003 than it did in 2002. The Company increased its allowances for bad debts due to the larger amount of receivables carried at year end 2003 than at year end 2002. The remainder of the increase in general and administrative expenses was due to increases in payroll partially offset by miscellaneous decreases in other expenditures.

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

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2004, the Company had working capital of $18.3 million, as compared to $13.3 million in working capital at December 31, 2003. The prime reasons for the increase in working capital during 2004 were $2 million received as part of a legal settlement with the former owners of Prolab, the generation of $l.9 million of net income and the receipt of $750,000 in bank financing. The legal settlement was recorded as a receipt of cash and a reduction of goodwill.

        Net cash provided by operating activities was $1.7 million for the year ended December 31, 2004 versus net cash used of $2.2 million in 2003 and net cash provided of $6.2 million in 2002. In 2004, net income provided $1.9 million and $1.8 million was provided by non-cash charges. Change in operating assets and liabilities used $1.9 million. The primary uses from operating assets and liabilities were increases approximately $670,000 in inventory and a decrease of $2.7 million in accounts payable offset by a decrease in accounts receivable of approximately $381,000, an increase in accrued expenses of approximately $751,000 and increase on payroll and related liabilities of approximately $817,000, a decrease in prepaid expenses of approximately $120,000 and an increase in income taxes receivable of approximately $607,000. The non-cash charges consisted primarily of $1.3 million of depreciation and amortization and an approximately $35,000 change in net assets of discontinued operations offset by a decrease of approximately $223,000 in the provision for bad debt.

        At December 31, 2004, the Company's days sales outstanding in its trade receivable was approximately 32 days versus 38 days in 2003 and 35 days in 2002.

        Net cash provided by investing activities was approximately $945,000 in 2004 versus net cash used of $5.4 million in 2003 and $1.5 million in 2002. The Company invested approximately $920,000 in plant and equipment in 2004, primarily for the expansion of a quality control laboratory. Other assets grew by approximately $135,000 during the year. These uses of cash were offset by the receipt of $2 million due to the settlement of litigation with the former owners of Prolab.

        Nearly all of the cash used for investing activities in 2004, 2003 and 2002, with the exception of the insurance deposit made in 2003, was for the acquisition of property, plant and equipment. Substantially all of the investment in 2002 related to the installation of a new integrated SAP software system and related computer equipment to manage the Company's business.

        Net cash provided by financing activities was approximately $744,000 and approximately $56,000 for the years ended December 31, 2004 and 2003, respectively, versus net cash used of approximately $161,000 in 2002. In 2004, the Company borrowed $750,000 from its bank. The note with the bank calls for the Company to repay the bank over a five-year period with equal principal payments of $12,500 per month. During 2004, the Company repaid approximately $338,000 on its long-term debt. The Company also raised approximately $332,000 through the exercise of employee stock options and the sale of stock to employees through the Company's Employee Stock Purchase Program. During 2003, the Company reduced its debt by approximately $303,000. This use of cash was offset by approximately

$359,000 raised through the exercise of employee stock option or the sale of stock to employees through the Company's Employee Stock Purchase Program.

        As of December 31, 2004, the Company had $8.2 million in outstanding debt versus $7.8 at the end of 2003. The outstanding debt is related to a mortgage on the Company's manufacturing/headquarters facility and a mortgage on the Company's shipping facility as well as the term note described under cash provided by financing activities.

        The Company's cash balance at the close of 2004 was approximately $6 million (excluding $5 million in restricted cash) as opposed to approximately $2.6 million (excluding $5 million in restricted cash) at the end of 2003 and $10.1 million at the end of 2002.

        During 2004, the Company also entered into a line of credit with its bank. The line of credit allows the Company to borrow up to $3 million. The line of credit includes certain covenants that could limit its borrowings under the line of credit to less than $3 million and if the Company fails to meet certain financial covenants, borrowing under the line of credit may not be possible and any outstanding borrowing may have to be repaid upon demand. The most restrictive covenants for the $3 million Revolving Note are (a) Tangible Net Worth plus Subordinated Debt of not less than $29.4 million at all times; (b) a ratio of Total Senior Liabilities to Tangible Net Worth plus Subordinated Debt of not more than 1.25 to 1 at all times; and (c) a ratio of Cash Flow from Operations to Debt Service of not less than 1.25 to 1 for each fiscal quarter on a rolling 12 month basis. Should the Company fail to meet the required financial covenants, there is no guarantee that, should the Company need additional capital, that financial institutions will be willing to provide capital to the Company. Also, in providing the Company with additional funds, potential lenders may seek to institute covenants restricting the Company from certain activities and if the Company deems it necessary to borrow funds with these restrictions in place, it may find that its ability to compete effectively in its market sector is hindered.

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

        The Company believes that its cash balance together with cash generated from operations and the potential use of its line of credit should be sufficient to fund its anticipated working capital needs and planned capital expenditures for the next 12 months. However, if the Company does not meet its operating plan it may also need additional borrowings to fund working capital needs.

        The Company currently has no outstanding debt on its books other than mortgage debt on its properties and a five-year term note secured by the Company's non-real estate assets. The balance of this term-note on December 31, 2004 was $737,500

RECENTLY ISSUED ACCOUNTING STANDARDS

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

        In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104, which was effective upon issuance, updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins and revises or rescinds portions of the interpretative guidance included in SAB 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the incorporation of certain sections of the staff's Frequently Asked Question ("FAQ") document on revenue recognition into Topic 13. SAB 101, "Revenue Recognition in Financial Statements," which was issued in December 1999, provides guidance to SEC registrants on the recognition, presentation and disclosure of revenues in the financial statements. Since the Company has already adopted all such standards upon issuance, the application of this revised guidance did not impact its consolidated financial position, results of operations, or disclosure requirements.

        In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs" an amendment of Accounting Research Bulletin ("ARB") No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Companies are required to adopt the provisions of this Statement for fiscal years beginning after June 15, 2005. The Company does not believe there will be a material effect on its consolidated financial position or results of operations from the adoption of this standard.

        In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

        In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and the effect of which is discussed in Footnote 1.

        In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions—FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the

American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        The following table discloses the Company's obligations and commitments to make future payments under contractual obligations at December 31, 2004.

	Payment Due by Period (In Thousands)
	Total	Less than 1 Year	2-3 Years	4-5 Years	Thereafter
Note Payable	$8,188	$503	$1,097	$1,222	$5,366
Leases	339	134	182	19	4

Total	$8,527	$637	$1,279	$1,241	$5,370

        The Company leases part of its Jordan facility and future minimum lease payments due to the Company are (in thousands):

2005	$393
2006	404
2007	417
2008	429
2009	367

Total	$2,010

IMPACT OF INFLATION

        Generally, inflation has not had a material impact on the Company's historical operations or profitability.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company's exposure to market risks is limited to interest rate risks. The risks related to foreign currency exchange rates are immaterial and the Company does not use derivative financial instruments.

        The Company is subject to interest rate market risk associated with its bank debt. Even so, the Company does not believe the risk associated with such borrowing is significant. Additionally, the Company does not believe that the risk is significant for its long-term debt due to the low fixed rates and relative insignificance of the fixed long-term debt to the Company's consolidated balance sheet. The Company's long-term debt is comprised of two fixed rate notes with a total principal balance of approximately $7,451,000 collateralized by the Company's headquarters building and its shipping facility and one variable rate note with a principal balance of approximately $737,000 collateralized by the Company's general assets. The table below presents principal cash flows and related interest rates by fiscal year of maturity.

	Expected Year of Maturity (In Thousands)
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value December 31, 2004(1)
Notes payable(2)	$503	$532	$564	$598	$624	$5,367	$8,188	$9,285

(1)
The Company's estimate of the fair value of its notes payable was based on an analysis of current market interest rates.

(2)
The weighted average interest rate for all years presented is 8.0% for the fixed rate notes and 6% for the variable rate note.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natrol, Inc. and its subsidiaries:

        We have audited the accompanying consolidated balance sheet of Natrol, Inc. and its subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed at the index in Item 15(a) as of and for the year ended December 31, 2004. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosure in the estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        The consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natrol, Inc. and its subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ STONEFIELD JOSEPHSON, INC.
CERTIFIED PUBLIC ACCOUNTANTS
Santa Monica, California
February 7, 2005

Report of Independent Auditors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natrol, Inc.
Chatsworth, California

        We have audited the accompanying consolidated balance sheets of Natrol, Inc. and its subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a) as of December 31, 2003 and for the years ended December 31, 2003 and 2002. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Natrol, Inc. and its subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein as of December 31, 2003 and for the years ended December 31, 2003 and 2002.

        As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

Los Angeles, California
April 14, 2004

Natrol, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash	$6,022	$2,599
Accounts receivable, net of allowances of $421 and $635 at December 31, 2004 and 2003, respectively	7,431	7,698
Inventory	9,723	9,053
Income taxes receivable	956	349
Deferred income taxes	814	1,110
Prepaid expenses and other current assets	793	914
Net assets of discontinued operations	—	35

Total current assets	25,739	21,758

Property and equipment:
Building and improvements	15,891	15,612
Machinery and equipment	5,332	5,215
Furniture and office equipment	3,112	3,158

	24,335	23,985
Accumulated depreciation and amortization	(8,022)	(7,315)

Property and equipment, net	16,313	16,670
Restricted cash	5,000	5,000
Deferred income taxes	3,628	3,902
Goodwill, net of accumulated amortization and impairment charge of $37,381	2,026	4,026
Other assets	218	83

Total assets	$52,924	$51,439

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,904	$5,601
Accrued expenses	2,483	1,732
Accrued payroll and related liabilities	1,589	772
Current portion of long-term debt	503	325

Total current liabilities	7,479	8,430

Long-term debt, less current portion	7,685	7,451
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value of $0.01 per share:
Authorized shares—2,000,000; Issued and outstanding shares—none
Common stock, par value of $0.01 per share:
Authorized shares—50,000,000
Issued and outstanding shares — 14,281,928 and 14,054,309 at December 31, 2004 and 2003, respectively	143	141
Additional paid-in capital	62,709	62,377
Accumulated deficit	(22,211)	(24,079)

	40,641	38,439
Shares held in treasury, at cost—921,900 shares at December 31, 2004 and 2003	(2,881)	(2,881)

Total stockholders' equity	37,760	35,558

Total liabilities and stockholders' equity	$52,924	$51,439

See notes to consolidated financial statements.

Natrol, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2004	2003	2002
Net sales	$79,269	$72,658	$70,260
Cost of goods sold	46,820	44,246	41,715

Gross profit	32,449	28,412	28,545

Selling and marketing expenses	19,560	17,701	16,915
General and administrative expenses	9,348	10,063	8,744

Total operating expenses	28,908	27,764	25,659

Operating income from continuing operations	3,541	648	2,886
Interest income	101	54	87
Interest expense	(630)	(649)	(731)

Income from continuing operations before income taxes	3,012	53	2,242
Income tax provision	1,144	34	861

Income from continuing operations before cumulative change in accounting principles	1,868	19	1,381

Discontinued operations:
(Loss) from operations of discontinued Annasa component	—	(1,766)	(1,068)
(Loss) from operations of discontinued Tamsol component	—	(542)	(41)
Income tax benefit	—	821	421

Loss on discontinued operations	—	(1,487)	(688)

Income (loss) before cumulative effect of accounting change	1,868	(1,468)	693

Cumulative effect of change in accounting principle, net of income tax benefit of $4,139	—	—	(6,819)

Net income (loss)	$1,868	$(1,468)	$(6,126)

Basic income (loss) per share:
Income per share from continuing operations	$0.14	$0.00	$0.11
Loss per share from discontinued operations	—	(0.11)	(0.06)
Loss per share attributable to cumulative effect of change in accounting principle	—	—	(0.53)

Income (loss) per share	$0.14	$(0.11)	$(0.48)

Diluted income (loss) per share:
Income per share from continuing operations	$0.13	$0.00	$0.11
Loss per share from discontinued operations	—	(0.11)	(0.06)
Loss per share attributable to cumulative effect of change in accounting principle	—	—	(0.53)

Income (loss) per share	$0.13	$(0.11)	$(0.48)

Weighted-average shares outstanding:
Basic	13,276,618	12,945,938	12,852,008
Diluted	14,112,965	13,451,764	12,991,906

See notes to consolidated financial statements.

Natrol, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Common Stock			Retained Earnings (Accumulated Deficit)
			Additional Paid-In Capital		Shares Held in Treasury
	Shares	Amount				Totals
Balance, January 1, 2002	13,712,354	$137	$61,869	$(16,485)	$(2,881)	$42,640
Exercise of stock options	49,166	1	92			93
Shares issued in exchange for services	12,480		17			17
Issuance of common stock under employee stock purchase plan	14,720		27			27
Net loss				(6,126)		(6,126)

Balance, December 31, 2002	13,788,720	138	62,005	(22,611)	(2,881)	36,651
Exercise of stock options	216,885	2	319			321
Shares issued in exchange for services	10,437		16			16
Issuance of common stock under employee stock purchase plan	38,267	1	37			38
Net loss				(1,468)		(1,468)

Balance, December 31, 2003	14,054,309	141	62,377	(24,079)	(2,881)	35,558
Exercise of stock options	192,638	2	249			251
Shares issued in exchange for services	562		2			2
Issuance of common stock under employee stock purchase plan	34,419		81			81
Net income				1,868		1,868

Balance, December 31, 2004	14,281,928	$143	$62,709	$(22,211)	$(2,881)	$37,760

See notes to consolidated financial statements.

Natrol, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Years ended December 31
	2004	2003	2002
Operating activities
Net income (loss)	$1,868	$(1,468)	$(6,126)
Cumulative effect of change in accounting principle, net of income taxes benefit of $4,139	—	—	6,819
Loss from discontinued operations	—	1,487	688

Income from continuing operations before cumulative effect of change in accounting principle	1,868	19	1,381
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	(1,487)	(688)
Change in net assets of discontinued operations	35	33	(68)
Depreciation and amortization	1,277	1,498	1,428
Gain on disposal of property and equipment	—	(3)	(10)
Provision for bad debts	(223)	397	233
Deferred income taxes	570	(494)	694
Shares issued for services	2	16	17
Changes in operating assets and liabilities:
Accounts receivable	490	(1,315)	(226)
Inventory	(670)	(445)	1,135
Income taxes receivable/payable	(607)	(554)	1,613
Prepaid expenses and other current assets	121	538	374
Accounts payable	(2,697)	1,206	1,022
Accrued expenses	751	(1,615)	(893)
Accrued payroll and related liabilities	817	92	187

Net cash provided by (used in) operating activities	1,734	(2,114)	6,199

Investing activities
Purchases of property and equipment	(920)	(384)	(1,474)
Proceeds for sale of property and equipment	—	8	13
Restricted cash	—	(5,000)	—
Reduction of goodwill arising from Prolab settlement	2,000	—	—
Other assets	(135)	(44)	15

Net cash provided by (used in) investing activities	945	(5,420)	(1,446)

Financing activities
Proceeds from issuance of long-term debt	750	—	—
Repayments on long-term debt	(338)	(303)	(281)
Proceeds from issuance of common stock	332	359	120

Net cash provided by (used in) provided by financing activities	744	56	(161)

Net increase (decrease) in cash and cash equivalents	3,423	(7,478)	4,592
Cash and cash equivalents, beginning of year	2,599	10,077	5,485

Cash and cash equivalents, end of year	$6,022	$2,599	$10,077

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$630	$650	$675
Income taxes	$1,174	$337	$55

See notes to consolidated financial statements.

Natrol, Inc.

Notes to Consolidated Financial Statements

1.    Business and Summary of Significant Accounting Policies

Description of Business

        Natrol, Inc. and subsidiaries (collectively, the "Company") manufactures and markets branded, high-quality dietary supplement products under three branded labels, Natrol, Laci Le Beau and Prolab. The Company's core Natrol brand markets vitamins, minerals, hormonal supplements, herbal products, and specialty combination formulations. The Laci Le Beau brand sells specialty teas and the Prolab brand markets sports nutrition products to athletes and other health minded individuals. The Company sells its products through multiple channels of distribution that reach consumers through mass market retailers, health food stores, fitness centers, the Internet, catalogues and other points of distribution.

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

Significant Risks and Uncertainties

        Product returns are a recurring part of the Company's business. Estimating product returns requires significant management judgment. Products may be returned for various reasons including expiration dates or lack of sufficient sales. During 2004, returns and reimbursements for damages and outdated products were 3.5% of gross shipments a decrease from 2003 and 2002 when returns and reimbursements for damages and outdated products were respectively 4.7% and 8.7% of gross sales. There is no guarantee that future returns will not increase to, or exceed, the levels experienced in 2002. Furthermore, the possibility exists that should the Company lose a major account, the Company may agree to accept a substantial amount of returns.

        The Company monitors its inventory and analyzes it on a regular basis. Cycle counts are taken daily to verify inventory levels. In addition, the Company analyzes the movement of items within its inventory in an effort to determine the likelihood that inventory will be sold or used before expiration dates are reached. The Company provides an allowance against that portion of its inventory that it believes is unlikely to be sold or used before expiration dates are reached. At December 31, 2004, inventory allowances were approximately $1.4 million.

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

Goodwill

        In June 2001, the Financial Accounting Standards Board ("FASB") approved two new statements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. Beginning in 2002, goodwill is evaluated for impairment annually as of December 31. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In 2002, the Company performed the first step of the impairment test and that there was potential impairment of the Natrol segment. The Company performed the second step as of December 31, 2002 for the Natrol segment and determined that its goodwill balance of $10,958,000 was impaired. The impairment loss was recorded as a cumulative effect of accounting change in the accompanying consolidated statement of operations for the year ended December 31, 2002.

        The Company performed its annual impairment test as of December 31, 2004 and December 31, 2003 and concluded that goodwill was not impaired in either year.

        As part of a legal settlement with the former owners of Prolab, in 2004, the Company received $2.0 million which was recorded as reduction of goodwill. The balance of goodwill as of December 31, 2004, therefore, was reduced to approximately $2 million.

        The changes in the carrying value of goodwill for the years ended December 31, 2002, 2003 and 2004 were as follows (in thousands):

Balance, December 31, 2001	$14,984
Cumulative effect of change in accounting principle	(10,958)

Balance, December 31, 2002 and 2003	$4,026
Reduction of goodwill from legal settlement in 2004	(2,000)

Balance, December 31, 2004	$2,026

Income Taxes

        Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of assets and liabilities, based on enacted tax rates. Management provides a valuation allowance when it believes, it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Revenue Recognition

        The Company sells its products to retail outlets through a direct sales force and a national broker network. The Company recognizes revenue from sales when product is shipped and title is transferred. Net sales represent product shipped less actual and estimated returns, spoilage allowances, allowances for product deemed to be unsaleable by customers, free goods shipped to customers for promotional or other purposes and slotting fees. Estimates and allowances are based upon known claims and an estimate of additional returns when the amount of future returns can be reasonably estimated.

Advertising Costs

        Advertising and promotional costs are expensed as incurred. Advertising and promotional costs were (in thousands) $6,122, $5,427, and $6,778 for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are exclusive of promotional and other costs that are netted against sales revenue.

Research and Development Costs

        The Company incurs costs in support of its dietary research and development. These costs are expensed as incurred and were (in thousands) $752, $608, and $504, for the years ended December 31, 2004, 2003 and 2002, respectively.

Shipping and Handling Costs

        The Company records all amounts charged to customers for shipping and handling as revenue. All shipping and fulfillment costs are classified as selling and marketing expenses and were (in thousands) $3,455, $3,172, and $2,504, for the years ended December 31, 2004, 2003 and 2002, respectively.

Stock-Based Compensation

        As allowed under SFAS 123, the Company accounts for its employee stock option plan under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

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

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Income from continuing operations before cumulative effect of accounting change	$1,868	$19	$1,381
Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax benefits ("Stock Compensation")	(53)	(222)	(294)

Income (loss) from continuing operations—pro forma	$1,815	(203)	1,087
Loss from discontinued operations	—	(1,487)	(688)
Cumulative effect of change in accounting principle—net of tax	—	—	(6,819)

Net profit (loss)—pro forma	$1,815	$(1,690)	$(6,420)

Income (loss) per share from continuing operations:
Basic—as reported	$0.14	$0.00	$0.11
Basic—pro forma	$0.14	$(0.02)	$0.09
Diluted—as reported	$0.14	$0.00	$0.11
Diluted—pro forma	$0.14	$(0.02)	$0.09
Net loss per share:
Basic—as reported	$0.13	$(0.11)	$(0.48)
Basic—pro forma	$0.13	$(0.13)	$(0.50)
Diluted—as reported	$0.13	$(0.11)	$(0.48)
Diluted—pro forma	$0.13	$(0.13)	$(0.50)

        The fair value of the options is estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions for grants:

	Years Ended December 31,
	2004	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	64.6	68.7	73.3
Risk free interest rate	3.6%	3.0%	4.2%
Expected life of options	5 years	5 years	5 years

        These assumptions resulted in weighted-average fair values of $1.66, $0.87, and $0.87 for each stock option granted in 2004, 2003 and 2002, respectively.

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

        Stock options to purchase 2,442,000, 2,950,000, and 2,916,000 shares of common stock at December 31, 2004, 2003 and 2002, respectively, were outstanding and of these shares, 520,000, 2,950,000 and 2,916,000, were respectively considered anti-dilutive.

Fair Value of Financial Instruments

        The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair market value based on their short-term nature. The fair value of the Company's long-term notes payable is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of long-term notes payable exceeded the carrying value by approximately $1.1 million at December 31, 2004.

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

        No one customer represented 10% or more of the Company's net sales in 2004 and 2003 and no account represented more than 10% of the Company's net accounts receivable as of December 31, 2004. Accounts receivable from one customer represented approximately 16.0% of net accounts receivable at December 31, 2003. One customer represented 12.3% of net sales in the year ended December 31, 2002. This customer accounted for 13.4% of accounts receivable at December 31, 2002. No other customers represented more than 10% of net sales in 2002.

Recently Issued Accounting Standards

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This statement amends SFAS No. 123, to provide alternative methods of voluntary transition to change to the fair value based method of accounting for stock-based employee compensation. Additionally, this statement amends disclosure requirements of accounting for stock- based employee compensation and the effect of the method used on reporting results. As of December 31, 2002, the Company has adopted the disclosure requirements of SFAS No. 148, but has elected to continue to account for stock-based compensation to its employees and directors using the intrinsic value method proscribed by APB No. 25 and related interpretations.

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

        In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104, which was effective upon issuance, updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins and revises or rescinds portions of the interpretative guidance included in SAB 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the incorporation of certain sections of the staff's Frequently Asked Question ("FAQ") document on revenue recognition into Topic 13. SAB 101, "Revenue Recognition in Financial Statements," which was issued in December 1999, provides guidance to SEC registrants on the recognition, presentation and disclosure of revenues in the financial statements. Since the Company has already adopted all such standards upon issuance, the application of this revised guidance did not impact its consolidated financial position, results of operations, or disclosure requirements.

        In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs" an amendment of Accounting Research Bulletin ("ARB") No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Companies are required to adopt the provisions of this Statement for fiscal years beginning after June 15, 2005. The Company does not believe there will be a material effect on its consolidated financial position or results of operations from the adoption of this standard.

        In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

        In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment." Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

        In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions—FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

2.    Inventory

        Inventory consists of the following:

	December 31,
	2004	2003
	(In thousands)
Raw material and packaging supplies	$5,357	$3,736
Finished goods	4,366	5,317

	$9,723	$9,053

        Three of the Company's suppliers each accounted for more than 10% of the Company's inventory purchases in 2004. The loss of any of these suppliers could have a material adverse effect on the Company's ability to produce and sell goods. The Company does not have a long-term supply agreement with any of these three suppliers.

3.    Financing

        During 1999, the Company entered into two mortgage notes payable in the aggregate amount of approximately $8,900,000, collateralized by the Company's facilities. These notes are payable in monthly installments of approximately $74,000 in the aggregate, including interest ranging from 7.75% to 8.32%, maturing in 2014 and 2019.

        In November 2004, the Company entered into a Revolving Note, a Promissory Note, an Equipment Line Facility, a Commercial Guaranty, a Commercial Security Agreement, a Corporate Resolution to Grant Collateral/Guarantee, and a Commercial Security Agreement with City National Bank, a national banking association ("CNB").

        In November 4, 2004, the Company executed a Revolving Note in favor of CNB for the principal sum of $3,000,000. The Company also executed a Promissory Note in favor of CNB for the original principal sum of $750,000, and an Agreement for Equipment Line Facility in favor of CNB for the original principal sum of $500,000. Under the Agreement, CNB agreed to make equipment acquisition loans to the Company up to the amount of $500,000, until December 1, 2005.

        The most restrictive covenants for the $3 million Revolving Note are (a) Tangible Net Worth plus Subordinated Debt of not less than $29.4 million at all times; (b) a ratio of Total Senior Liabilities to Tangible Net Worth plus Subordinated Debt of not more than 1.25 to 1 at all times; and (c) a ratio of Cash Flow from Operations to Debt Service of not less than 1.25 to 1 for each fiscal quarter on a rolling 12 month basis.

        The $750,000 note payable is collateralized by the company's assets other than real estate. This note is payable in monthly installments of approximately $12,500 plus interest at a variable rate based upon prime plus a premium of .75%. The initial rate upon entering into the note was 5.5%.

        Future maturities of long-term debt at December 31, 2004 are as follows (in thousands):

2005	$503
2006	532
2007	564
2008	598
2009	624
Thereafter	5,367

Total	$8,188

4.    Income Taxes

        The income tax (benefit) provision consists of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$540	$526	$82
State	34	2	85

Total current	574	528	167
Deferred	570	(494)	694

Total income taxes for continuing operations	$1,144	$34	$861

Income tax benefit from discontinuing operations	—	$(821)	$(421)
Deferred income tax benefit on cumulative effect of change in accounting principle	—	—	$(4,139)

        The difference between actual income tax provision (benefit) and the amount computed using the U.S. federal statutory income tax rate is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Statutory rate applied to income (loss) from continuing operations	$1,008	$19	$762
State tax provision	115	2	85
Other	21	13	14

Income tax provision from continuing operations	$1,144	$34	$861

        The significant components of the Company's deferred income tax assets and liabilities are as follows (In Thousands):

	Years Ended December 31,
	2004	2003	2002
Deferred income tax assets:
Accounts receivable allowances	$167	$253	$163
Inventory	573	565	77
Accrued liabilities	838	780	504
Goodwill impairment	3,191	3,572	4,139
State operating loss carryforward	—	107	84
Other	107	72	101

	4,876	5,349	5,068
Deferred tax income liabilities:
Federal effect of state taxes	(223)	(271)	(255)
Depreciation	(211)	(66)	(295)

	$4,442	$5,012	$4,518

5.    Stockholders' Equity

Stock Repurchase Program

        In 2000, the Board of Directors of the Company authorized a stock repurchase program for the Company's common stock. Under the stock repurchase program, the Company can effect common stock repurchases from time to time up to an aggregate of $10,000,000. The stock repurchase program does not have an expiration date. No such repurchases were made in 2004 or 2003.

Stock Options

        Under the Company's 1996 Stock Option and Grant Plan, as amended (the "Plan"), the Board of Directors of the Company is authorized to grant incentive stock options or non-qualified stock options. Incentive stock options may be granted only to employees of the Company. Non-qualified stock options may be granted to officers and employees of the Company as well as to non-employees. The maximum number of shares to be issued under the Plan is 3,442,214 shares, as amended. All options granted under the Plan have been made at prices not less than the estimated fair market value of the stock at the date of grant. Generally, the options granted under the Plan vest over three-to-five years. Options granted under the Plan have a term of not more than 10 years.

        A summary of the Company's stock option activity and related information is as follows (in thousands, except per share data):

	Number of Options (000's)	Weighted-Average Exercise Price Per Share	Exercise Price Per Share
Outstanding at December 31, 2001	2,696	$3.58	$1.32—$13.00
Granted	700	1.37	1.10—1.75
Forfeited	(431)	3.41	1.13—13.00
Exercised	(49)	1.88	1.50—1.94

Outstanding at December 31, 2002	2,916	3.10	1.10—13.00
Granted	361	1.31	1.10—2.04
Forfeited	(111)	2.23	1.45—6.03
Exercised	(217)	1.48	1.15—1.50

Outstanding at December 31, 2003	2,949	2.89	1.10—13.00
Granted	90	2.84	2.67—3.04
Forfeited	(405)	3.35	1.10—6.03
Exercised	(192)	1.30	1.15—1.50

Outstanding at December 31, 2004	2,442	3.07	1.10—13.00

        At December 31, 2004, 1,000,082 shares were available for future grant. The weighted-average remaining contractual life for the outstanding options in years was 5.57, 6.91 and 7.71, and at December 31, 2004, 2003 and 2002, respectively.

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (Years)
Range of Exercise Prices	Number Outstanding (000's)		Weighted Average Exercise Price	Shares Exercisable (000's)	Weighted Average Exercise Price
$1.10—$2.35	1,867	6.1	$1.68	1,734	$1.70
$2.76—$6.03	290	6.0	4.35	243	4.66
$7.00—$13.00	285	3.6	10.88	285	10.88

Total	2442	5.57	$3.07	2,262	$3.17

6.    Commitments and Contingencies

        The Company leases certain equipment and facilities under noncancelable operating leases that expire in various years through 2006. Rent expense under operating leases totaled approximately $162,000, $155,000, and $117,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

        Future minimum lease payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2004 (in thousands):

2005	$134
2006	109
2007	73
2008	11
2009	8
2010	4

Total minimum lease payments	$339

        The Company leases part of its Jordan facility and future minimum lease payments due to the Company are (in thousands):

2005	$393
2006	404
2007	417
2008	429
2009	367

Total	$2,010

        The Company is a party to certain legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such litigation will not have a material adverse effect on the financial position or results of operations of the Company.

7.    Employee Benefits Plans

        The Company has a profit sharing 401(k) plan that covers substantially all of its employees. Eligible employees may contribute up to the maximum allowed under law. Contributions are discretionary; however, the Company generally matches 10% of the employees' contributions up to the maximum of 1% of eligible compensation. Amounts recognized as expense were approximately $33,000, $26,000, and $14,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

        In 1998, the Board of Directors approved the Natrol, Inc. Employee Stock Purchase Plan ("ESPP"), which allows substantially all employees to purchase shares of common stock of the Company, through payroll deductions, at 85% of the fair market value of the shares at the beginning or end of the offering period, whichever is lower. The Company expenses two thirds of the 15% discount given to employees under the plan. The ESPP provides for employees to authorize payroll deductions of up to 10% of their compensation for each pay period. In conjunction with the ESPP, the Company registered with the Securities and Exchange Commission 225,000 shares of the Company's common stock reserved for purchase under the ESPP. As of December 31, 2004 and 2003, 93,453 and 96,402 shares are available for issuance under this plan. For the year ended December 31, 2004, 34,419 shares were issued at prices ranging from $2.20 to $2.56. For the year ended December 31, 2003, 38,267 shares were issued at $0.98 per share under the plan. For the year ended December 31, 2002, 14,720 shares were issued at prices ranging from $1.68 to $1.85 per share under the plan.

        In 2004, the Company adopted a bonus program for certain employees. The bonuses granted are dependent upon a formula based on corporate profits before taxes, interest. The amount of bonus expensed in 2004 relative to this plan was approximately $600,000.

8.    Impairment of Goodwill

        On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill not be amortized. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. Beginning in 2002, goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. In 2002, the Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the impairment test and determined that there was potential impairment of the Natrol segment. The Company performed the second step as of January 1, 2002 for the Natrol segment and determined that its goodwill balance of $10,958,000 was impaired. The impairment loss was recorded as a cumulative effect of a change in accounting principle, net of income tax benefit of approximately $4.1 million, in the accompanying consolidated statement of operations for the year ended December 31, 2002.

        The remaining goodwill balance at December 31, 2002 and 2003 was approximately $4.0 million. In the fourth quarter of 2003, the Company completed its annual goodwill impairment testing and determined that goodwill was not impaired. Additionally, during March 2004, the Company settled its litigation with the former owners of Prolab Nutrition, Inc. The Company received $2 million in cash, which was reflected in the financial statements for the quarter ending March 31, 2004 as a reduction of goodwill. In accordance with the provisions of SFAS No. 142, the Company performed its annual impairment test of goodwill during the fourth quarter of 2004 and concluded that it was not impaired.

        The Company, as part of its review of financial results for 2004, performed an assessment of the carrying value of the Company's goodwill recorded in connection with its various acquisitions and determined that no impairment existed. The carrying value of the Company's goodwill at December 31, 2004 was approximately $2 million.

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

        The Company sold Annasa's trademarks and certain other assets to an investor group led by former Annasa distributors. The Company received $35,000 for the intellectual property assets. The investor group has agreed to also pay the Company a royalty of between one and two percent of net revenue for 20 years.

        Summarized financial information for the discontinued operations is as follows (in thousands):

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

10.    Operating Segments

        Prior to the fourth quarter of 2003, the Company reported its revenue and income through three operating segments; Natrol, Annasa and Prolab. As discussed in Note 9, Annasa was discontinued in the fourth quarter of 2003. Additionally, the Company consolidated its Prolab operating unit into the core Natrol operating unit as of October 1, 2003 and as of that date Prolab began operating as a brand within the core operating unit similar to the Company's other brands. As of October 1, 2003, the Company no longer considered Prolab a separate operating segment. As a result, segment operating results are no longer being reported.

11.    Selected Quarterly Financial Data (unaudited)

	2004 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Net sales	$20,425	$20,682	$20,879	$17,283
Gross profit	7,830	9,344	8,665	6,610
Net income	450	769	384	265
Basic and diluted income per share:
Basic income per share	$0.03	$0.06	$0.03	$0.02
Diluted income per share	$0.03	$0.05	$0.03	$0.02
	2003 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share amounts)
Net sales	$18,995	$18,866	$17,398	$17,399
Gross profit	8,129	6,604	6,810	6,869
Income (loss) from continuing operations	228	(246)	25	12
Loss from discontinued operations	(352)	(304)	(417)	(414)
Net loss	(124)	(550)	(392)	(402)
Basic and diluted net Income (loss) per share:
Income from continuing operations	$0.02	$(0.02)	$(0.00)	$(0.00)
Loss from discontinued operations	(0.03)	(0.02)	(0.03)	(0.03)

Net loss	$(0.01)	$(0.04)	$(0.03)	$(0.03)

        Natrol, Inc. and Subsidiaries Schedule II—Valuation and Qualifying Accounts Years Ended December 31, 2004, 2003 and 2002

Description	Balance at Beginning of Year	Charged to Cost and Expense	Deductions		Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2002	$363	$233	$187		$409
Year ended December 31, 2003	$409	$397	$171		$635
Year ended December 31, 2004	$635	$(223)	$(9)		$421
Allowance for Sales Returns:
Year ended December 31, 2002	$1,020	$6,700	$6,127	(1)	$1,593
Year ended December 31, 2003	$1,593	$4,014	$4,372	(1)	$1,235
Year ended December 31, 2004	$1,235	$3,172	$3,340	(1)	$1,067

(1)
Represents actual returns of goods

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On December 22, 2004, the Audit Committee of the Board of Directors of Natrol informed Deloitte & Touche, LLP (Deloitte), the Company's independent public accountants for the fiscal year ended December 31, 2003, of its decision to no longer engage Deloitte & Touche, LLP as the Company's independent public accountants. On December 22, 2004, the Audit Committee of the Board of Directors of Natrol engaged Stonefield Josephson, Inc. to serve as the Company's independent public accountants for the fiscal year ended December 31, 2004. On December 28, 2004, Natrol filed a Form 8-K announcing this change in independent public accountants.

        Deloitte's independent auditors' reports on the Company's consolidated financial statements for each of the fiscal years in the two-year period ended December 31, 2003 did not contain an adverse opinion, or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended December 31, 2003 and the subsequent interim period through December 22, 2004, there were no disagreements with Deloitte on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company's consolidated financial statements for such periods; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during the two fiscal years ended December 31, 2003 and the subsequent interim period through December 22, 2004.

        During the fiscal years ended December 31, 2002 and 2003 and through December 22, 2004, the Company did not consult Stonefield Josephson, Inc. with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

        Information required under Part III (Items 10, 11, 12, 13, and 14 other than the information required by Item 201(d) of Regulation S-K for Item 12) is incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held in June 2004.

ITEM 12.    SECURITES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The following table provides information as of December 31, 2004 regarding shares of common stock of the Company that may be used under our existing equity compensation plans, including the Company's 1996 Stock Option and Grant Plan (the "1996 Plan") and the Company's 1998 Employee Stock Purchase Plan (the "ESPP").

Equity Compensation Plan Information Table—Overview

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	2,441,932	$3.07	1,000,282	(1)
Equity compensation Plans not approved by security holders
Total	2,441,932	$3.07	1,000,282	(1)

(1)
Includes shares available for future issuance under the ESPP.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Consolidated Financial Statements
The financial statements included in this Annual Report on Form 10-K are provided under Item 8.
(a)(2)	Index to Consolidated Financial Statement Schedules:
	Schedule II—Valuation and Qualifying Accounts	60

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
10.6	Credit Agreement with Wells Fargo Bank, N.A., dated as of March 1, 2001; (incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-K) filed on March 30, 2001.

10.7	Revolving Line of Credit Agreement with Wells Fargo Bank, N.A., dated as of March 1, 2001, (incorporated herein by reference to Exhibit 10.7 to the Company's Form 10-K filed March 30, 2001;
10.8
Supply Agreement, dated as of February 8, 1998, by and between the Company and Basic Vegetable Products, L.P. (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, as amended, File No. 333-52109) ;
10.9
Assignment and Amendment to Supply and Royalty Supply Agreement, dated as of November 7, 2000 by and between the Company and ConAgra Foods, Inc., (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K filed on March 30, 2001;
10.10
Bonus Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K filed on April 14, 2004). Code of Ethics (incorporates herein by reference to Exhibit 99.1 to the Company's Form 8-K filed on June 9, 2004).
21.1	Subsidiaries of Natrol, Inc.
23.1	Consent of Experts and Counsel: Consent of Stonefield Josephson, Inc. is filed herewith as Exhibit 23.1.
23.2	Consent of Experts and Counsel: Consent of Deloitte & Touche, LLP is filed herewith as Exhibit 23.2
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to section 901 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to section 901 of the Sarbanes Oxley Act of 2002
  (b)
  Reports on Form 8-K: 8-K filed on:

    On November 26, 2004, the Company furnished a Current Report on Form 8-K, dated November 4, 2004, regarding entry into a material definitive agreement.

    On December 28, 2004, the Company furnished a Current Report on Form 8-K, dated December 22, 2004, regarding changes in its certifying accountant.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of March, 2005.

NATROL, INC.
By:	/s/ ELLIOTT BALBERT Elliott Balbert President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signatures Signed	Title	Date
Elliott Balbert	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2005
Dennis Jolicoeur	Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)	March 15, 2005
Vernon Brunner	Director	March 15, 2005
Gordon Brunner	Director	March 15, 2005
Dennis De Concini	Director	March 15, 2005
Ronald Consiglio	Director	March 15, 2005

QuickLinks

TABLE OF CONTENTS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL MATTERS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Auditors
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Natrol, Inc. and Subsidiaries Consolidated Balance Sheets (In thousands, except share and per share data)
Natrol, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In thousands)
Natrol, Inc. Notes to Consolidated Financial Statements
  ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 12. SECURITES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity Compensation Plan Information Table—Overview
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURE