Form 10-Q
period 2005-03-31
NATROL INC
filed 2005-05-13
CIK 1025573

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

YES  ☒   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule  12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date:

Class	May 9, 2005

Common stock, $0.01 par value	13,434,649

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Natrol, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash	$6,947	$6,022

Accounts receivable, net of allowances of $404 and $421 at March 31, 2005 and December 31, 2004, respectively	7,705	7,431
Inventory	9,009	9,723
Income taxes receivable	862	956
Deferred income taxes	814	814
Prepaid expenses and other current assets	761	793
Total current assets	26,098	25,739
Property and equipment:
Land, building and improvements	15,891	15,891
Machinery and equipment	5,460	5,332
Furniture and office equipment	3,114	3,112
	24,465	24,335
Accumulated depreciation	(8,342)	(8,022)
Property and equipment, net	16,123	16,313

Restricted cash	5,000	5,000
Deferred income taxes	3,628	3,628
Goodwill, net of accumulated amortization and impairment charge of $37,381	2,026	2,026
Other assets	192	218
Total assets	$53,067	$52,924

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,708	$2,904
Accrued expenses	2,917	2,483
Accrued payroll and related liabilities	1,140	1,589
Current portion of long-term debt	510	503
Total current liabilities	8,275	7,479
Long-term debt, less current portion	7,566	7,685
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.01 per share: Authorized shares—2,000,000; Issued and outstanding shares-none
Common stock, par value of $0.01 per share: Authorized shares—50,000,000
Issued and outstanding shares-14,310,715 and 14,281,928 at March 31, 2005 and December 31, 2004, respectively	143	143
Additional paid-in capital	62,766	62,709
Accumulated deficit	(22,802)	(22,211)
	40,107	40,641
Shares held in treasury, at cost-921,900 shares at March 31, 2005 and December 31, 2004	(2,881)	(2,881)
Total stockholders’ equity	37,226	37,760
Total liabilities and stockholders’ equity	$53,067	$52,924

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Net sales	$17,669	$20,425
Cost of goods sold	11,404	12,595
Gross profit	6,265	7,830
Selling and marketing expenses	4,185	4,619
General and administrative expenses	2,917	2,325
Total operating expenses	7,102	6,944
Operating income (loss)	(837)	886
Interest income	42	22
Interest expense	(160)	(158)
Income (loss) before income taxes	(955)	750
Income tax (benefit) provision	(363)	300
Net Income (loss)	$(592)	$450
Basic and Diluted income (loss) per share:
Income (loss) per share	$(0.04)	$0.03

Weighted-average shares outstanding:
Basic	13,384,419	13,162,459
Diluted	13,384,419	14,175,061

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2005	2004
	(Unaudited )
Operating activities
Net Income (loss)	$(592)	$450

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in net assets of discontinued operations	—	(51)
Depreciation and amortization	319	319
Loss on disposal of property and equipment	—	2
Provision for bad debts	17	48
Changes in operating assets and liabilities:
Accounts receivable	(291)	(1,513)
Inventory	714	(1,481)
Income taxes receivable/payable	94	288
Prepaid expenses and other current assets	32	(64)
Accounts payable	804	2,462
Accrued expenses	434	62
Accrued payroll and related liabilities	(449)	397
Net cash provided by operating activities	1,082	919

Investing activities
Purchases of property and equipment	(130)	(79)
Reduction in goodwill	—	2,000
Other assets	28	(36)
Net cash provided by (used in) investing activities	(102)	1,885

Financing activities
Repayments on long-term debt	(112)	(80)
Proceeds from issuance of common stock	57	109
Net cash (used in) provided by financing activities	(55)	29
Net increase in cash and cash equivalents	925	2,833
Cash and cash equivalents, beginning of period	6,022	2,599
Cash and cash equivalents, end of period	$6,947	$5,432

See accompanying notes

NATROL, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004.  Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

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

	3 Months Ended March 31,
	2005	2004

Net Income (loss)	$(592)	$450
Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax benefits (“Stock Compensation”)	(26)	(27)
Net Income (loss)—pro forma	(618)	423
Income (loss) per share:
Basic—as reported	$(0.04)	$0.03
Diluted—as reported	$(0.04)	$0.03
Basic—pro forma	$(0.05)	$0.03
Diluted—pro forma	$(0.05)	$0.03

During the three months ended March 31, 2005, 50,000 stock options were granted to employees with an average exercise price of $3.02 which equaled the fair market value of the underlying common stock on the dates of grant.

The fair value of the options is estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions for grants:

	Quarter Ended March 31,
	2005	2004

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	63.62	68.31
Risk free interest rate	3.72%	2.81%
Expected life of options	5 years	5 years

These assumptions resulted in weighted-average fair values of $1.71, and $0.67 for each stock option granted in the quarters ended March 31, 2005 and 2004 respectively.

3.   INVENTORY

Inventories consist of the following:

	March 31, 2005	December 31, 2004

Raw material and packaging supplies	$4,970	$5,357
Finished goods	4,039	4,366
Total Inventory	$9,009	$9,723

4. SHIPPING AND HANDLING COSTS

The Company records all amounts charged to customers for shipping and handling as revenue. All outbound shipping and fulfillment costs are classified as selling and marketing expenses and totaled $811,000 and $858,000 for three months ended March 31, 2005 and 2004 respectively.

5. EARNINGS PER SHARE

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

Stock options to purchase 2,461,281 and 2,649,454 shares of common stock in the quarters ended March 31, 2005 and 2004, respectively, were outstanding and of these shares, 530,000, and 542,500 were respectively considered anti-dilutive.

6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs” an amendment of Accounting Research Bulletin (“ARB”) No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This SFAS requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this SFAS requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Companies are required to adopt the provisions of this Statement for fiscal years beginning after June 15, 2005. The Company does not believe there will be a material effect on its consolidated financial position or results of operations from the adoption of this standard.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes that SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 “Share-Based Payment”. SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In July 2004, the Emerging Issues Task Forces (“EITF”) published its consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF Issue No. 03-1 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards (“SFAS”) No. 115, certain debt and equity securities within the scope of SFAS No. 124, and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method of accounting. In September 2004, the Financial Accounting Standard Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (EITF) Issue 03-1-b, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1-a. Adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions—FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

7. LITIGATION SETTLEMENT

During March 2004, the Company settled its litigation with the former owners of Prolab Nutrition, Inc.  The Company received $2 million in cash, which was reflected in the financial statements for the quarter ending March 31, 2004 as a reduction of goodwill.

During May 2005, the Company settled litigation relative to Andro-based  products last sold by Prolab in August 2002.  This resulted in a $265,000 expense and the accrual of a corresponding liability during the quarter ending March 31, 2005.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                This report contains “forward looking statements.” Natrol, Inc., a Delaware corporation organized in 1980, the “Company” or “Natrol”, is including this statement for the express purpose of availing itself of protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward looking statements. Examples of forward looking statements include, but are not limited to, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “estimate,” “assume,” “plan,” or “anticipates” or the negative thereof, other variations thereon, or comparable terminology, or by discussions of strategy that predict or indicate future events or trends or that are not historical facts. The Company cannot assure the future results or outcome of the matters described in these statements; rather, these statements merely reflect its current expectations of the approximate outcome of the matter discussed. The Company does not undertake any obligation and does not currently intend to update any such statements at any time in the future.

                The Company’s ability to predict results or the effect of certain events on the Company’s operating results is inherently uncertain. Forward-looking statements should not be unduly relied on since they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company’s control. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and factors discussed in other past reports. The factors discussed herein may not be exhaustive. Therefore, the factors contained herein should be read together with other reports and documents that are filed by the Company with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this document.

                Factors that could cause or contribute to the Company’s actual results differing materially from those discussed herein or for the Company’s stock price to be affected adversely include, but are not limited to: (i) industry trends, including a general downturn or slowing of the growth of the dietary supplement industry; (ii) increased competition from current competitors and new market entrants including but not limited to increased competition from private label house brands supported by retailers seeking to increase the market share of their proprietary house brands. Private label brands control the largest share of the vitamin, mineral and supplement (VMS) sector; (iii) adverse publicity regarding the dietary supplement industry or the Company’s products; (iv) exposure to product liability claims, in particular because the Company has chosen to self-insure against product liability claims due to the high price of product liability insurance, the inability to secure occurrence based coverage, as well as the limited amount of coverage provided by insurers willing to provide insurance at high prices; (v) exposure to and the expense of defending and resolving potential product liability claims that are left uncovered by insurance as well as the expense of defending and resolving other litigation which may or may not be covered by insurance; (vi) the Company’s dependence upon its ability to develop new products; (vii)  returns of the Company’s products which may be returned by customers at any time due to lack of sell through to consumers or because competitors have convinced the Company’s customers that Natrol’s products should be replaced with competitor products; (viii) the Company’s ability to manage inventory or sell its inventory before such inventory becomes outdated, (ix) the Company’s ability to gain or expand or maintain distribution within new or existing customers and new or existing channels of trade; (x) an increase in the cost of obtaining and maintaining shelf space with major national retailers who demand various forms of incentives from their suppliers such as slotting fees, coop advertising, or rebates; (xi) adverse changes in government regulation or changes in local or national laws; (xii) dependence on significant customers; (xiii) the Company’s ability to keep and attract key management employees; (xiv) the Company’s inability to manage growth and execute its business plan, or the Company’s ability to modify its business plan in response to market conditions, including, but not limited to, its ability to enter into new businesses and capitalize upon new business opportunities or to divest itself of businesses that are not profitable or do not deliver sufficient profit to meet that Company’s goals; (xv) the Company’s ability to consummate future acquisitions and its ability to integrate acquired businesses; (xvi) the absence of conclusive clinical studies for many of the Company’s products; (xvii) the Company’s inability to obtain raw materials that are in short supply (xviii) sales and earnings volatility, (xix) volatility of the stock market; (xx) the Company’s ability to manufacture its products efficiently; (xxi) the Company’s reliance on independent brokers to sell its products; (xxii) the inability of the Company to protect its intellectual property; (xxiii) control of the Company by principal shareholders, (xxiv) the possible sale of large amounts of stock by controlling stockholders; (xxv) a general downturn in the national economy as a whole; (xxvi) continued market acceptance of Natrol supplements, Laci Le Beau teas, Prolab’s sports nutrition products, and EPI’s raw material products, (xxvii) increases in the cost of borrowings; (xxviii)  the unavailability of additional debt or equity capital; (xix) legal actions brought forth by federal, state and local governmental and private parties; and (xxx) the introduction of new federal, state, local or foreign legislation or regulation or adverse determinations by regulators anywhere in the world (including the banning of products).

OVERVIEW

The Company’s business plan has been to focus on its core Natrol, Prolab sports nutrition and Laci Le Beau tea brands.  The Natrol and Laci Le Beau brands are sold in health food stores, in mass-market drug, food and retail chains as well as club stores.   Prolab products are sold through distributors who in turn service retail accounts.  Prolab’s distributor network focuses on health food stores, health clubs and fitness facilities that cater to body builders and other individuals seeking a high level of fitness.   Historically, more than 40% of Prolab sales are to distributors who sell Prolab products outside the United States.  The Company is continually seeking to expand the distribution of its best selling items to additional retail outlets and to create promotional opportunities for its products within its existing customer base.

The Company provides contract manufacturing services to other supplement companies. However, contract manufacturing is not a prime focus of the Company.

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

Future challenges include the development of new, innovative products and delivery systems that will capture the support of consumers and recapture the growth experienced in 2004.

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

THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

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

Net sales decreased 13.5%, or $2.7 million, to $17.7 million for the three months ended March 31, 2005 from $20.4 million for the three months ended March 31, 2004.  One product within the Natrol brand, a weight loss product, declined approximately $2.0 million during the first quarter of 2005 when compared with the first quarter of 2004 due to the falling out-of-favor of low-carb diets with consumers.  The Company has also been more selective in its contract manufacturing business, eliminating the production of low margin items.  As a result, revenue from contract manufacturing declined approximately $500,000.  Sales of the Prolab brand declined $1.1 million when compared to the first quarter of 2004.  These declines were partially offset by growth of the Natrol brand’s other products.

GROSS PROFIT.  Gross profit decreased 20.0%, or $1.6 million, to $6.3 million for the three months ended March 31, 2005 from $7.8 million for the three months ended March 31, 2004. Gross margin decreased to 35.5% for the three months ended March 31, 2005 from 38.3% for the three months ended March 31, 2004.  The decrease in gross margin was primarily due to a shift in product mix as well as some increased cost in the price of raw materials.  The weight loss product that declined by $2 million during the first quarter had a substantially higher margin in 2004 than the average Natrol product.  In order to maintain sales in 2005,  the Company reduced the price of the product which in addition to reduced sales, reduced the margin on remaining sales.  The price of whey, a raw material component contained in a majority of Prolab products, were higher in 2005 than in 2004.  And CoQ 10, which accounts for a little more than 5% of the Company’s business, also experienced sharp price increases as well as short supply.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses decreased 9.4%, or $0.4 million, to $4.2 million for the three months ended March 31, 2005 from $4.6 million for the three months ended March 31, 2004. The decrease was due to lower payroll and shipping expenses in first quarter 2005 than in first quarter of 2004 which were partially offset by increases in promotional support.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, as well as professional fees related to legal, audit and tax matters and depreciation. General and administrative expenses increased 25.5%, or $592,000 to $2.9 million for the three months ended March 31, 2005 from $2.3 million for the three months ended March 31, 2004. Legal expenditures were approximately $554,000 more in the first quarter 2005 than in the first quarter 2004. The increase was due to the timing of litigation and a $265,000 accrual related to a legal settlement relative to Andro-based  products last sold by Prolab in August 2002.

INTEREST EXPENSE.  The Company recorded interest expense of $160,000 for the three months ended March 31, 2005 as compared to interest expense of $158,000 for the three months ended March 31, 2004.

INCOME TAX PROVISION. For the three months ended March 31, 2005 the Company’s effective tax rate was approximately 38.0%.  For the three months ended March 31, 2004 the Company’s effective tax rate was 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company had working capital of $17.8 million as compared to $18.3 million in working capital at December 31, 2004. The Company’s cash balance at March 31, 2005 was approximately $6.9 million.

Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2005 versus net cash provided of approximately $0.9 million for the three months ended March 31, 2004. Cash provided by operating activities during the three months ended March 31, 2005 consisted primarily of cash provided by non-cash charges of $0.3 million and cash provided by changes in operating assets and liabilities of $1.3 million offset by the Company’s loss of $.6 million. The increases in cash provided by operating assets and liabilities consisted primarily of a decrease in inventory of $0.7 million, a reduction in income taxes receivable of $0.1 million and a net increase in accounts payable and other accrued expenses of $1.2 million offset by a reduction of $0.4 million in accrued payroll and an increase in accounts receivable of $0.3 million.  The decrease in accrued payroll was due to timing and the payout of approximately $.6 million bonus incentive compensation accrued as an expense in 2004 but paid in the first quarter of 2005.

Net cash used by investing activities was $0.1 million for the three months ended March 31, 2005 versus net cash provided of $1.9 million during the three months ended March 31, 2004.  During the first quarter of 2005, investment activities consisted primarily of the acquisition of equipment.  During the first quarter of 2004, the settlement of the litigation with the former owners of Prolab Nutrition, Inc., which was recorded as a reduction of goodwill, provided $2.0 million of cash which was offset by investment in equipment.

Net cash used by financing activities was $55,000 for the three months ended March 31, 2005 as opposed to cash provided of $29,000 during the three months ended March 31, 2004. During the three months ended March 31, 2004, the Company made principal payments of $80,000 on its long-term debt and received $109,000 from the exercise of stock options and the purchase of stock through the Company’s Employee Stock Purchase Plan.

As of March 31, 2005, the Company had $8.1 million of outstanding debt.  The company has a $3.0 million line of credit in place which, as of the end of the quarter, was unused.

The Company believes that its cash balance together with cash generated from operations and its line of credit should be sufficient to fund its anticipated working capital needs and planned capital expenditures for the next twelve months. However, if the Company fails to meet certain covenants related to its line of credit, the line of credit may not be available to fund the Company’s future needs.

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

CRITICAL ACCOUNTING POLICIES

Management’s beliefs regarding significant accounting policies have not changed significantly from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

CONTRACTUAL OBLIGATIONS

Contractual obligations have not changed significantly from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the three months ended March 31, 2005 from the disclosures about market risk provided in Item 7a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1	Certification of President/CEO/Chairman
Exhibit 31.2	Certification of Chief Financial Officer
Exhibit 32.1	Certification of President/CEO/Chairman
Exhibit 32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATROL, INC.

Date: May 13, 2005	By:	/s/ Elliott Balbert
Chairman, President and Chief Executive Officer

Date: May 13, 2005	By:	/s/ Dennis R. Jolicoeur
Chief Financial Officer and Executive Vice President