Form 10-K/A
period 2004-12-31
NATROL INC
filed 2005-05-16
CIK 1025573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2004 was approximately $19.9 million based upon the closing price per share of the registrant’s Common Stock as reported on the NASDAQ National Market on such date. Calculations of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 10% or more of the outstanding Common Stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 4, 2005, the registrant had 13,387,998 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Explanatory Note

Natrol, Inc. is filing this Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 15, 2005, solely for the purpose of re-filing Exhibits 31.1 and 31.2 to include information that was inadvertently omitted.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	Consolidated Financial Statements:

The financial statements included in this Annual Report on Form 10-K are provided under Item 8.

(a)(2)	Index to Consolidated Financial Statement Schedules:

Schedule II-Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not material, and therefore have been omitted.

(a)(3)	Index to Exhibits:

Articles of Incorporation and By-Laws:

3.1

The Third Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, as amended, filed on March 31, 1999).

3.2

The Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.6 to the Company’s Amendment No. 2 to Registration Statement on Form S-1, as amended, File No. 333-52109).

Instruments Defining the Rights of Security Holders, Including Indentures:

4.1

Specimen Stock Certificate for shares of Common Stock, $.01 par value, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended, File No. 333-52109).

Material Contracts:

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

10.5

Amended and Restated Credit Agreement with Wells Fargo Bank, N.A. (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended, File No. 333-52109).

10.6	Credit Agreement with Wells Fargo Bank, N.A., dated as of March 1, 2001 (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-K filed on March 30, 2001).
10.7	Revolving Line of Credit Agreement with Wells Fargo Bank, N.A., dated as of March 1, 2001 (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-K filed March 30, 2001).
10.8	Supply Agreement, dated as of February 8, 1998, by and between the Company and Basic Vegetable Products, L.P.

(incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended, File No. 333-52109).
10.9

Assignment and Amendment to Supply and Royalty Supply Agreement, dated as of November 7, 2000, by and between the Company and ConAgra Foods, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 30, 2001).

10.10	Bonus Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on April 4, 2004).
14.1	Code of Ethics (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on June 9, 2004).
21.1**	Subsidiaries of Natrol, Inc.
23.1**	Consent of Experts and Counsel: Consent of Deloitte & Touche, LLP.
23.2**	Consent of Experts and Counsel: Consent of Ernst & Young, LLP.
31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to section 901 of the Sarbanes Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to section 901 of the Sarbanes Oxley Act of 2002.

* Filed herewith

** Previously filed with originally filed Form 10-K

(b)	Reports on Form 8-K:

On November 26, 2004, the Company furnished a Current Report on Form 8-K, dated November 4, 2004, regarding entry into material definitive agreement.

On December 28, 2004, the Company furnished a Current Report on Form 8-K, dated December 22, 2004, regarding changes in its certifying accountant.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of May, 2005.

NATROL, INC.
By:	/s/ Elliott Balbert
Elliott Balbert
President and Chief Executive Officer