Form 10-K/A
period 2004-12-31
NATROL INC
filed 2005-05-16
CIK 1025573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note

Natrol, Inc. is filing this Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 15, 2005 (the “Original 10-K”), solely for the purpose of re-filing Exhibits 31.1 and 31.2. This Form 10-K/A (Amendment No. 2) includes the text of Exhibits 31.1 and 31.2 filed on Form 10-K/A (Amendment No. 1) filed on May 16, 2005, along with the information in all other Items of the Original 10-K. No change has been made to any Items other than Exhibits 31.1 and 31.2 included in Item 15.

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

The Company’s ability to predict results or the effect of certain events on the Company’s operating results is inherently uncertain. Forward-looking statements should not be unduly relied on since they involve known and unknown risks, uncertainties and other factors, some of which are beyond the Company’s control. These risks, uncertainties and other factors may cause actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Therefore, the Company wishes to caution each reader of this report to carefully consider the following factors and certain other factors discussed herein, including the factors discussed under the caption “Risk Factors and Factors Affecting Forward Looking Statements,” and factors discussed in other past reports. The factors discussed herein may not be exhaustive. Therefore, the factors contained herein should be read together with other reports and documents that are filed by the Company with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this document.

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

There are a number of other factors affecting the Company’s business, including the following risk factors of which investors should be aware:

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

During 2002, product liability insurance for ephedra-based products was generally unavailable. Occurrence-based product liability insurance became unavailable during the fourth quarter of 2002. “Claims-made insurance,” that was available for these products, was offered to the Company only with substantially lower limits than the Company had carried in prior years and at rates that were many times higher than those paid in prior years. As of July, 2003, the Company chose to self-insure against product liability claims due to the high price of product liability insurance, the inability to secure occurrence based coverage, as well as the limited amount of coverage provided by insurers willing to provide insurance at high prices. The Company cannot predict the state of the insurance market in future years, or for that matter, whether or not insurance will be available to the Company at any price.

PART I

ITEM 1.  BUSINESS

The Company’s executive offices are located at 21411 Prairie Street, Chatsworth, California 91311 and its telephone number is 818-739-6000. Company information may be accessed via the Company’s web site at http: //www.natrol.com. Unless the context otherwise requires the terms the “Company” and “Natrol” refer to Natrol, Inc. and, as applicable, its subsidiaries.

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

Dietary supplements are sold primarily under the Company’s Natrol brand. These supplements include vitamins, minerals, hormonal supplements, herbal products and specialty combination formulas that contribute to an individual’s physical well being. The Company sells its products through multiple distribution channels throughout the United States. These channels include domestic health food stores and mass-market drug, clubs, retail and grocery store chains. The Company also sells its products through independent catalogs, Internet shopping sites, and within approximately 40 foreign countries through international distributors who purchase Natrol’s products F.O.B. the United States. The Company’s strategy emphasizes building strong recognition of the Natrol brand across multiple distribution channels through an advertising strategy that includes print advertising, television advertising, radio advertising and coop advertising with customers designed to build consumer awareness and increase the purchase of its products by consumers.

Herbal teas are sold under the Company’s Laci Le Beau brand. Laci Le Beau teas are flavored herbal teas. The primary tea category is Laci Le Beau Dieter’s tea. The Company uses the same sales people and brokers to sell teas as it does supplements. And, as with its supplement business, the Company’s strategy emphasizes building strong recognition of the Laci Le Beau brand across multiple distribution channels.

The Prolab sports nutrition line of products is targeted to body builders and health minded individuals seeking a high degree of physical fitness. Prolab’s products include supplements designed to help these individuals gain and lose weight as well as improve muscle mass and muscle definition. Prolab products are sold through fitness centers, health food stores, and internationally, through selected distributors. Prior to October 2003, Prolab was operated as a separate operating segment with its own management and administration. This operating segment was managed in Bloomfield, Connecticut. During 2003, the Company integrated Prolab into the core Natrol business with Prolab becoming a sub-brand within Natrol similar to Laci Le Beau. This consolidation was completed at the end of the third quarter of 2003 and as of the fourth quarter of 2003, the Company no longer reported Prolab as a separate operating entity. As of the completion of the consolidation, all management and administration for Prolab was consolidated into the Company’s headquarters in Chatsworth, California and the only functions remaining in Bloomfield, Connecticut are warehousing and distribution.

The Company also sells nutraceutical grade ingredients such as garlic and arabinogalactan to other manufacturers through its EPI division. The EPI division also markets Natrol’s manufacturing capabilities to other nutraceutical businesses that need contract manufacturing support. EPI shares all of Natrol’s resources including Natrol’s headquarters facility, its manufacturing and research and development personnel and expertise, its financial resources, as well as accounting and management resources.

Natrol’s consumer products fall into the general definition of vitamin, minerals, herbs and dietary supplements (VHMS). Each year, every segment of the Company strives to broaden its product offerings so as to increase revenue and gross profits while lessening dependence upon any one product. The Company divides its business other than the EPI business into approximately 50 product categories. The products in these categories are packaged into approximately 500 stock keeping units (SKUs).

Two product categories, Ester-C and Carb Intercept represented more than 10% of gross sales in 2004 and one product category, Ester-C, represented more than 10% of gross sales in 2003. No product category represented more than 10% of gross sales in 2002.

The Company actively participates in and financially supports a number of scientific and educational industry organizations that promote consumer well being. These include the Citizens for Health, the National Nutritional Foods Association (NNFA), American Herbal Products Association, American Herbal Pharmacopoeia, and the American Botanical Council. The Company is also a founding member of the Dietary Supplement Education Alliance (DSEA) of which Mr. Balbert, the Company’s president, serves as the CEO. The DSEA is a not-for-profit organization consisting of more than 60 companies whose role is to improve public health by communicating the benefits of dietary supplements.

BUSINESS STRATEGY

Quality Supplier

The Company’s primary business strategy is to position itself as a quality supplier of nutraceutical products that can be trusted by consumers and retailers alike.

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

As a quality supplier, the Company places a strong emphasis on quality control because it believes that quality standards play a critical factor in consumer purchasing decisions and in differentiating the Natrol brand. The Company’s products are manufactured in accordance with current Good Manufacturing Practices (GMPs) standards set by the National Nutritional Foods Association (NNFA).

The Company also carefully reviews its products to ensure regulatory compliance, safety and efficacy.

Product Innovation

A core part of the business strategy is to be a product leader. As such the Company’s Research and Development (R&D) department is constantly working to identify and develop new product and technologies related to the supplement business. Products can be internally developed or acquired from third parties. There is no guarantee that the Company can, in any given time period, develop or acquire commercially successful products. New products, even with large resources, are difficult to develop. The Company’s resources are less than those of its larger competitors. The Company’s inability to develop new products or technologies could have a material adverse effect on the Company’s business.

Customer Relations

As a quality supplier of nutraceutical products, the Company’s strategy includes developing and maintaining strong working relationships with its customers.

The Company works with its mass-market retailers to ensure that its most profitable and rapidly selling items remain on retailers’ shelves while it seeks to obtain more shelf space for additional, potentially profitable, items.

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

Experienced Management Team

The Company’s management team has extensive experience in the nutritional supplement industry and has developed long-standing relationships with its suppliers and its customers. The Company believes that the quality of its management team at all levels is important and seeks to employ managers with experience in each respective position.

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

The Company sells its branded Natrol and Laci Le Beau products to health food stores primarily through leading national distributors, including United Natural Foods, Nature’s Best and Tree of Life. Natrol and Laci Le Beau products are also sold by health food store chains such as Wild Oats Markets, Whole Foods Market, GNC, Fred Meyer Nutrition Centers and The Vitamin Shoppes, as well as by most independent health food stores.

Within the health food channel of trade, the Company maintains a sales staff of regional representatives across the country managed by a national manager who reports to the Company’s Vice President of Retail Sales. These sales representatives call on individual storeowners and distributors promoting the Natrol and Laci Le Beau lines.

The mass-market distribution channel is also managed by the Company’s Vice President of Retail Sales. The Company employs three sales managers who manage an independent broker network of more than 40 groups throughout the country. The Company’s employees service certain of its larger mass-market accounts directly while independent brokers service others in conjunction with the Company’s management. The Company sells its products to mass-market merchandisers either directly or through distributors of vitamins, minerals and other supplement products such as: Amerisource Bergen, McKesson, and Cardinal.

Some of the Company’s major drug, club and mass-market retail and grocery customers include:

• Walgreens	Costco	CVS
• Albertson’s	Rite Aid	Long’s Drug
• Brooks/Eckerd	Sam’s	Wal-Mart
• BJ’s Wholesale Club	Hannaford	Dominick’s
• HEB	Von’s	Kroger

Sales of vitamins and supplements within the mass-market channel of trade are extremely competitive with all vendors competing vigorously to defend their positions within each mass-market account. Many mass-market retailers emphasize their own in-house private label brand which creates additional competition. Vendors to the mass-market class of trade continually analyze their own shelf space as well as that of their competitors in an effort to maximize profits for themselves and the mass-market retailer. The result is a natural cycle in which companies such as Natrol prune slower moving items from store shelves, replacing them with faster selling products. The Company’s central strategy is to ensure that its most profitable and rapidly selling items remain on retailers’ shelves while it seeks to obtain more shelf space for additional, potentially profitable, items.

Within the health food store channel of distribution, the Company believes that its product line is under-represented and its strategy within that channel of trade is to ensure that retail outlets carry a higher percentage of what the Company considers to be its core line of products.

The Company provides retailers in both the health food store and the mass-market distribution channels with a wide array of comprehensive services tailored to meet their individual needs. In the health food store channel, the Company’s dedicated sales force maintains direct and regular contact with key store personnel informing them of new product developments and industry trends, aiding them in the design of store sets and creating merchandising programs that promote brand and category awareness. The Company’s regional managers and independent brokers in the mass-market distribution channel work with corporate buyers focusing on special promotional activities and brand and category awareness in order to improve the consumer purchases of Natrol products and increase the movement of items through each outlet. The objective of these activities is to build strong relationships with the Company’s marketing partners, to increase the number of stores carrying its products and improve the profitability of the items sold within each of the Company’s trading partners.

Prolab products are sold primarily through sports nutrition retail stores, fitness centers, websites, health food stores and internationally through designated distributors. Approximately 37.0% of Prolab’s sales are to distributors who sell products to European, Canadian and other non-domestic accounts.

Prolab’s domestic sales are primarily to wholesalers who in turn service retail accounts. Prolab’s wholesaler network focuses on health food stores, health clubs and fitness facilities that cater to body builders and other individuals seeking a high level of fitness.

No customer of the Company represented more than 10% of net sales for the years ended December 31, 2004 and 2003. One customer represented 12.3% of net sales in the year ended December 31, 2002.

CONTRACT MANUFACTURING AND INGREDIENT SUPPLY SALES: EPI

The Company’s contract manufacturing services are primarily marketed through the EPI sales force. The Company manufactures a number of products pursuant to contracts with customers who distribute the products under their own private labels. As a contract manufacturer, the Company will often assist its customers in the formulation of their products. Contract manufacturing accounted for approximately 5.1% of the Company’s gross sales in 2004.

In its bulk ingredient business, EPI sells nutraceutical grade garlic, kava kava, melatonin and arabinogalactan to other manufacturers of nutritional products. Bulk ingredient sales accounted for 2.3% of the Company’s gross sales in 2004. This part of the Company’s business weakened substantially during 2004. Sales of garlic and vegetable powders fell approximately 40% in 2004. Reasons for the decline include market conditions and competition from domestic and international suppliers. This decline was partially offset by sales of arabinogalactan. However, in 2004, the Company ended its exclusive supply agreement with Larex, Inc., “Larex,” for the supply of arabinogalactan. Larex continues to supply the Company with arabinogalactan but on a non-exclusive basis. In January 2005, the Company also exercised its right to not renew the endorsement contract for arabinogalactan with Earvin “Magic” Johnson for the promoting of the Company’s My Defense formulation and other formulations containing arabinogalactan. Due to these factors, sales of arabinogalactan are expected to be less in 2005 than in 2004.

Through the end of 2004, EPI obtained its nutraceutical grade garlic from ConAgra Foods, Inc. (ConAgra) pursuant to a multi-year supply agreement that gave the Company the exclusive right to sell ConAgra’s nutraceutical grade garlic in the dietary supplement industry. The agreement, which extended until December 31, 2007 and stipulated certain pricing and volume terms was terminated by the mutual consent of ConAgra and the Company in February 2005. Nutraceutical grade garlic is also available from international suppliers at competitive prices.

Due to the decline in the sales of garlic and vegetable powders as well as the ending of the exclusive supply agreement with Larex and ConAgra, the Company has begun to re-examine its business strategy as it relates to the ingredient supply business. Total gross shipments of vegetable powders and arabinogalactan in 2004 amounted to approximately $2.1 million. A new strategy for the EPI ingredient supply business may call for a substantial alteration in EPI’s structure as well as changes or limitations to the products and services provided by this division of the Company.

The Company’s current strategy with respect to its contract manufacturing business is to selectively bid on profitable contract manufacturing business that can help the Company improve the utilization of its manufacturing plant.

MARKETING

BRANDED PRODUCTS

Management believes the Company’s strategy of selling the Natrol and Laci Le Beau and Prolab brands through all appropriate channels of distribution including the health, mass-market, convenience store, fitness and health clubs and Internet channels distinguishes the Company from its competition. Most competitors sell products into each channel using different brand names within each channel.

The Company’s core strategy has been to build the Natrol, Laci Le Beau and Prolab brand names within multiple channels of distribution in order to develop increased brand awareness and strong brand recognition among consumers seeking products with a reputation for quality. The Company believes it can leverage its reputation for high quality products developed within the health food distribution channel in the mass-market and other channels by positioning its products as a high quality brand rather than a value brand.

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

INGREDIENT SUPPLY SALES AND CONTRACT MANUFACTURING SALES

The Company’s EPI bulk ingredients division relies primarily on visibility developed through trade shows, advertising in trade publications and brochures to supplement the sales efforts of its sales people.

The contract manufacturing business relies on trade shows, trade publications, and word-of-mouth as well as the delivery of information from its sales staff, primarily its Essentially Pure Ingredients sales people.

RESEARCH & DEVELOPMENT

The Company maintains a research and development department whose role is to monitor developments within the dietary supplement industry and to identify or develop new, marketable products for the Company. The Company’s research and development staff constantly reviews periodicals, scientific research and relevant clinical studies within medical journals and on-line databases. The staff meets with vendors and evaluates new ingredients. The research and development team also consults scientists and employs research consultants on a regular basis regarding new product concepts. The Company’s research and development department is constantly seeking to acquire new products, product rights, and technologies that can be profitably marketed to its customers.

Before a product is introduced, research and development assists with the review of the safety and efficacy of ingredients, standards for production and further assists in the review of labeling information, label claims and potential patent, trademark, legal or regulatory issues. The R&D department helps in the overall process of ensuring that all the Company’s products meet label claims and that all formulations are safe and efficacious if produced to the standards that have been developed.

MANUFACTURING AND PRODUCT QUALITY

DIETARY SUPPLEMENTS

The Company manufactures its branded Natrol and private label supplements as well as Prolab tablets and capsules at its 90,000 square foot manufacturing facility/headquarters located in Chatsworth, California. At this facility, the Company manufactures both tablets and two-piece capsules, which account for the vast majority of the Company’s supplement sales. The Company uses third party vendors to produce its liquid products, powders, softgels and tea.

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

The Company places a strong emphasis on quality control because it believes that quality standards play a critical factor in consumer purchasing decisions and in differentiating the Natrol brand. The Company’s products are manufactured in accordance with current Good Manufacturing Practices (GMPs) standards set by the National Nutritional Foods Association (NNFA).

The Company requires all raw materials or finished products to be placed in quarantine upon receipt before release by the Company’s quality control laboratory. The Company conducts sample testing, weight testing, purity testing, dissolution testing and, where required, microbiological testing. When materials are released from quarantine, each lot is assigned a unique lot number which is tracked throughout the manufacturing process. Materials are blended, tested and then encapsulated or formed into pills which may or may not be coated. The Company routinely performs qualitative and quantitative quality control procedures on its finished products.

Raw Material Supply:

The Company obtains its raw materials for the manufacture of its products from third-party suppliers. Many of the raw materials used in the Company’s products are harvested internationally. The Company does not have contracts with any suppliers committing such suppliers to provide the materials required for the production of its products. During the last decade, coenzyme Q10, natural vitamin E, beta carotene, melatonin, kava, and a select number of other raw materials have had significant price fluctuations as a result of short supply and or increases in demand. The Company has experienced occasional shortages of raw materials for a limited number of its products, but to date has only encountered short-term production interruptions as a result of such shortages. Three of the Company’s suppliers each accounted for more than 10% of the Company’s inventory purchases in 2004. The loss of any of these suppliers could have a material adverse effect on the Company’s ability to produce and sell goods. The Company does not have a long-term supply agreement with any of these three suppliers.

Specialty Suppliers:

The Company also sells a limited number of products under the supplier’s trademark. In 2004, the most significant of these is the Company’s Ester-C® line of products which accounts for approximately 11% of the Company’s gross sales. When the Company markets products under the supplier’s trademark, the Company is limited to that single supplier as a source of raw materials for that product. As a result, any shortage of raw materials from that supplier would adversely affect the Company’s ability to manufacture that product. Price increases from these suppliers could severely impact the profitability of these items. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s source of arabinogalactan is a single suppler, Larex, Inc. It is possible that Larex may not be able to adequately meet demand. The Company does not believe that other sources of the nutraceutical grade of arabinogalactan are readily available from other suppliers.

Shipping facilities:

The Company also owns a 132,000 sq. ft. warehouse facility located less than one-quarter mile from its manufacturing facility. Approximately 52,000 sq. ft. of this warehouse facility is subleased. Rental income was approximately $389,000, $473,000 and $460,000, for the years ended December 31, 2004, 2003 and 2002 respectively. The remaining 80,000 sq. ft. is now being used by the Company to ship finished goods to the Company’s customers. Finished goods are transferred from the Company’s packaging lines to the distribution facility for storage prior to shipment to customers.

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

The Company’s direct competition consists primarily of publicly and privately owned companies, which tend to be fragmented in terms of both geographical market coverage and product categories. Numerous companies, many of which are greater in size and financial, personnel, distribution and other resources than the Company, compete with the Company in the development, manufacture and marketing of dietary supplements. Numerous competitors sell broader product lines than the Company.

The Company’s principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. In the mass-market distribution channel, the Company’s principal competition comes from broadline manufacturers, major private label manufacturers and other companies. In addition, several large pharmaceutical companies compete with the nutritional supplement companies. Competition from such companies is difficult because such companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than those of the Company. The Company also faces competition in both the health food store and mass-market distribution channels from private label dietary supplements and multivitamins offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains.

REGULATORY MATTERS

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company’s products are subject to regulation by numerous governmental agencies which regulate the Company’s products. The Company’s products are subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission (CPSC), the U.S. Department of Agriculture (USDA), the Environmental Protection Agency (EPA) and the U.S. Food and Drug Administration (FDA). Advertising and other forms of promotion and methods of marketing of the Company’s products are subject to regulation by the U.S. Federal Trade Commission (FTC), which regulates these activities under the Federal Trade Commission Act (FTCA). The manufacture, labeling and advertising of the Company’s products are also regulated by various state and local agencies as well as those of each foreign country to which the Company distributes its products.

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

The Company’s advertising and sale of its dietary supplement products is subject to regulation by the FTC under the FTCA. Section 5 of the FTCA prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTCA provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement the Company is required to have adequate substantiation for all material advertising claims made for its products.

On November 18, 1998, the FTC issued “Dietary Supplements: An Advertising Guide for Industry.” This guide provides marketers of dietary supplements with guidelines on applying FTC law to dietary supplement advertising. It includes examples of the principles that should be used when interpreting and substantiating dietary supplement advertising. Although the guide provides additional explanation, it does not substantively change the FTC’s existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify the adequacy of the support behind such claims. The Company’s internal staff, in conjunction with outside counsel, reviews its advertising claims for compliance with FTC requirements.

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

Advertising and labeling for dietary supplements and conventional foods are also regulated by state, county and other local governmental authorities. Some states also permit these laws to be enforced by Private Attorneys General. These Private Attorneys Generals may seek relief for consumers, seek class action certifications, seek class-wide damages, seek class-wide refunds and product recalls of products sold by the Company. In the ordinary course of business, the Company is named as a defendant in these types of state governmental agency and Private Attorneys General Actions along with other vitamin and supplement companies. Until the courts rule that laws have been violated, that the actions can proceed by state governmental agencies or Private Attorneys General and or Class Actions and that cognizable injuries have occurred, the Company does not believe such actions will have any material impact on its operations. There can be no assurance that state and local authorities will not commence regulatory action which could restrict the permissible scope of the Company’s product advertising claims or products that can be sold in the future.

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

The Company manufactures certain products pursuant to contracts with customers who distribute the products under their own or other trademarks. Such private label customers are subject to government regulations in connection with their purchase, marketing, distribution and sale of such products. The Company is subject to government regulations in connection with its manufacture, packaging and labeling of such products. However, the Company’s private label customers are independent companies, and their labeling, marketing and distribution of such products is beyond the Company’s control. The failure of these customers to comply with applicable laws or regulations could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company many be named in legal proceedings directed at the independent companies’ sales and liability creating activities.

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

Information Resources, Inc. (“IRI”) tracks sales data within the food, drug, and mass-market channels of distribution. This tracking does not include Wal-mart sales which are a significant portion of this sector. For the 52 weeks ended December 5, 2004, VMS sales as tracked by IRI showed a decline of 1% in year over year comparisons

Private label business has been a significant growth element within the VMS industry. The growth of private label sales impacts the sales of branded products such as those distributed by Natrol. Private label sales are, to an ever-greater degree, being emphasized by large mass-market retailers. As such, the growth of brands such as Natrol, Laci Le Beau, and Prolab within food, drug, and general mass-market merchants remains both highly competitive and uncertain.

In addition to the trends in the nutraceutical industry, the United States economy has experienced significant fluctuations over the last few years, in part due to uncertainty over foreign events, terrorists’ activities, the war with Iraq, unemployment and job creation in the United States and swings in overall consumer confidence. A sluggish economy inevitably impacts Natrol as well as the entire vitamin, mineral and supplement sector.

Competition.  The dietary supplement industry is highly competitive. Numerous companies, many of which have greater size and financial, personnel, distribution and other resources than the Company, compete with the Company in the development, manufacture and marketing of dietary supplements. The Company’s principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. In the mass-market distribution channel, the Company’s principal competition comes from broadline manufacturers, major private label manufacturers and other companies. In addition, large pharmaceutical companies compete with the Company and others in the dietary supplement industry. Packaged food and beverage companies compete with the Company on a limited basis in the dietary supplement market. Increased competition from such companies could have a material adverse effect on the Company because such companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than those of the Company. The Company also faces competition in both the health food store and mass-market distribution channels from private label dietary supplements and multivitamins offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains. Private label brands at mass-market chains represent substantial sources of income for these merchants and the mass-market merchants often support their own labels at the expense of other brands.

Effect of Unfavorable Publicity.  The Company believes the dietary supplement market is significantly affected by national media attention regarding the consumption of dietary supplements. Future scientific research or publicity may not be favorable to the dietary supplement industry or to any particular product or ingredient and may not be consistent with earlier favorable research or publicity. Because of the Company’s dependence on consumers’ perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of the Company’s products or ingredients or any similar products distributed by other companies and future reports of research that are perceived as less favorable or that question earlier research could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company is highly dependent upon consumers’ perceptions of the safety and quality of its products as well as dietary supplements distributed by other companies. Thus, the mere publication of reports asserting that such products may be harmful or questioning their efficacy could have a material adverse effect on the Company’s business, financial condition and results of operations, regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

There is no guarantee that unfavorable publicity will not have a similar negative effect on other products in the future. This may be the case regardless of whether or not the negative publicity is warranted to any degree.

Reduced Product Liability Insurance Coverage and Exposure to Product Liability Claims.  The Company, like other retailers, distributors and manufacturers of products designed for human consumption, faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. The Company may be subjected to various product liability claims, including, among others, that its products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. In addition, although the Company maintains strict quality controls and procedures, including the quarantine and testing of raw materials and qualitative and quantitative testing of selected finished products, there can be no assurance that the Company’s products will not contain contaminated substances. In addition, in certain cases, the Company relies on third party manufacturers for its products. With respect to product liability claims, the Company self-insures. The company formerly maintained occurrence based insurance coverage. However, such coverage became unavailable during the Company’s renewal period in 2002. The cost of limited claims made coverage with high deductibles rose to such an extent, that the Company chose to self-insure as of July 2003. The company deposited $5.0 million for a five-year policy term with an insurance carrier who provides certificates of insurance to the Company’s vendors. The $5.0 million earns interest and is classified as a non-current asset entitled “Restricted Cash” on the accompanying December 31, 2003 consolidated balance sheet. The $5 million is fully refundable to the Company should it decide to end the self-insurance program at the end of the policy term.

There can be no assurance that insurance will, in future years, be available at a reasonable cost or available with limits that meet the requirements of the Company’s current customer base, or, if available, will be adequate to cover liabilities or that any insurance carrier will be willing to continue assisting the Company with its self insurance program in future years.

In order to limit its exposure to lawsuits, the Company generally seeks to obtain contractual indemnification from parties supplying raw materials for its products or manufacturing or marketing its products, and to be added as an additional insured under such parties’ insurance policies. Any such indemnification or insurance, however, is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party. In the event that the Company does not have adequate insurance or contractual indemnification, product liabilities relating to its products or contract manufacturing activities could have a material adverse effect on the Company’s business, financial condition and results of operations.

There are many other reasons the Company can be sued other than for product liability. The cost of the Company defending itself from legal claims, no matter how spurious, can be high. The cost of defense can be substantially higher than the cost of settlement even when claims are not factually based. The high cost of legal fees to defend or settle litigation could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Product Returns.  Product returns are a part of the Company’s business. While customers generally do not have an absolute right of return, products may be returned for various reasons including expiration dates or lack of sufficient sales velocity. The Company accrues allowances for returns based on historical data and future expectations. During 2004, returns and charges for damages and outdated products amounted to approximately 3.5%, less than the 4.7% figure for 2003 and the 8.7% figure for 2002. The Company continually works to lessen the impact of returns through better management of its SKU count at retail establishments and more effective use of sales and marketing programs. Even so, there is no guarantee that future returns will not equal or exceed the levels experienced in prior years when returns amounted to as much as 14.5% of gross shipments. Furthermore, the loss of a major account could result in a substantial amount of returns.

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

Distribution Gains.  One of the Company’s primary goals has been to gain additional distribution in the various channels of trade that sell vitamins and supplements to consumers. The Company continues to seek additional avenues to sell its products as well as to gain additional distribution for profitable and rapidly selling products in its existing accounts. The Company’s failure to make additional distribution gains or to maintain current distribution and expand sales of core products could have an adverse material effect on the Company’s business, financial condition and results of operations.

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

Government Regulation.  The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company’s products are subject to regulation by numerous governmental agencies which regulate the Company’s products. The Company’s products are also subject to regulation by, among other regulatory entities, the CPSC, the USDA, the EPA and the United States FDA. Advertising and other forms of promotion and methods of marketing of the Company’s products are subject to regulation by the FTC which regulates these activities under the FTCA. The manufacture, labeling and advertising of the Company’s products are also regulated by various state and local agencies as well as those of each foreign country to which the Company distributes its products.

The Company’s products are generally regulated as dietary supplements under the FDCA, and are, therefore, not subject to pre-market approval by the FDA. However, these products are subject to extensive regulation by the FDA relating to adulteration and misbranding. For instance, the Company is responsible for ensuring that all dietary ingredients in a supplement are safe, and must notify the FDA in advance of putting a product containing a new dietary ingredient (i.e., an ingredient not marketed for use as a supplement before October 15, 1994) on the market and furnish adequate information to provide reasonable assurance of the ingredient’s safety. Furthermore, if the Company makes statements about the supplement’s effects on the structure or function of the body, the Company must, among other things, have substantiation that the statements are truthful and not misleading. In addition, the Company’s product labels must bear proper ingredient and nutritional labeling and the Company’s supplements must be manufactured in accordance with current GMPs for foods. The FDA has issued an advanced notice of its intention to promulgate new GMPs which, when finally adopted may be more expensive to follow than prior GMPs. A product can be removed from the market if it is shown to pose a significant or unreasonable risk of illness or injury. Moreover, if the FDA determines that the “intended use” of any of the Company’s products is for the diagnosis, cure, mitigation, treatment or prevention of disease, the product would meet the definition of a drug and could not be sold as a dietary supplement without a modification of its “intended use” claims. Failure of the Company to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.

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

Dependence on Significant Customers.  No major customer during 2004 represented 10% of gross sales. The Company’s top 10 customers accounted for approximately 48.4% of the Company’s business. There is no assurance that the Company’s major customers will continue to be major customers of the Company. The loss of a significant number of major customers, or a significant reduction in purchase volume by or financial difficulty of such customer, for any reason, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Dependence on Key Personnel.  The Company believes that its continued success depends to a significant extent on the management and other skills of Elliott Balbert, the Company’s Chairman, Chief Executive Officer and President, and its senior management team, as well as its ability to attract and retain other skilled personnel. All of the members of the Company’s management team are employees-at-will and no executive is subject to an employment contract. The Company’s employees are not covered by a non-competition agreement. The loss or unavailability of the services of Mr. Balbert or the other members of the Company’s senior management team or the inability to attract other skilled personnel could have a material adverse effect on the Company’s business, financial condition and results of operations.

Ability to Execute its Business Plans.  In reaction to past industry trends and the Company’s financial performance, the Company has worked to manage expenses such as payroll and advertising in order to ensure the profitability of the Company. Such restrictions on expenditures may have a long-term effect on revenue growth. Should industry and general economic trends for the nation as a whole be difficult, the Company may have to reduce payroll as well as other forms of overhead and fixed expenses. Such cutbacks could affect, in a negative manner, the Company’s ability to increase revenues and profits.

Additionally, should national economic trends deteriorate, the Company may not be able to reduce expenses as rapidly as is necessary to maintain profitability. If corporate or industry trends strengthen in a strong, positive way resulting in sudden growth of the Company’s revenues, the Company’s management, operations, sales and administrative personnel and other resources may be strained in the short term. Attracting, training, motivating, managing and retaining qualified employees may be difficult in the short term. No assurance can be given that the Company’s business will grow in the future or that the Company will be able to effectively manage such growth. Nor can assurance be given that if the Company’s core business erodes, the Company can stabilize its revenue and manage the Company profitably in the short term. The Company’s inability to manage its growth or negative growth successfully could have a material adverse effect on the Company’s business, financial condition and results of operations.

Furthermore, the Company may have to substantially alter its business strategy to grow the business. During 2002 and 2003, the Company invested approximately $3 million, including operating losses, in an effort to grow revenue and profits by entering new marketplaces, namely multi-level marketing through an investment in Annasa as well as direct marketing through an investment in personnel to manage a direct marketing business. Neither effort was successful and as such both efforts were abandoned in 2003. In the future, the Company may deem it necessary to divest itself of other business units or to cease doing business in certain areas which would affect both gross revenues and net income. While such decisions would be made with the expectation that the decisions redeploying assets would benefit the corporation over the long-term, in the short-term, such decisions could have a negative impact on revenue and net income. The Company diligently looks for opportunities to broaden distribution into additional markets. There is no guarantee that the Company’s efforts will succeed.

Risks Associated with Acquisitions.  The Company completed one acquisition in 1999, two acquisitions in 1998, and, although no acquisitions were completed since, the Company may pursue additional acquisitions and new business opportunities in the future as a part of its business strategy. The Company faces significant competition for acquisition opportunities from numerous companies, many of which have greater financial resources than the Company. Accordingly, there can be no assurance that attractive acquisition opportunities will be available to the Company. Should an acquisition opportunity arise, the Company would have to seek outside funding to support such an acquisition. There is no guarantee that the Company would be able to obtain financing for or otherwise consummate any future acquisitions even if management believes such an acquisition would be beneficial to the Company. Moreover, future acquisitions would likely require additional financing which would likely result in an increase in the Company’s indebtedness or the issuance of additional stock which may be dilutive to the Company’s shareholders. Acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with those of the Company, the diversion of the management’s attention from other aspects of the Company’s business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience and the potential loss of key employees of the acquired business. The acquisition of another business can also subject the Company to liabilities and claims arising out of such business. As a general rule, the Company will publicly announce acquisitions only after a definitive agreement has been signed.

Regardless of the potential problems surrounding a potential acquisition, the Company regularly evaluates potential acquisitions of other businesses, products and product lines and may hold discussions regarding such potential acquisitions.

Absence of Conclusive Clinical Studies.  Although many of the ingredients in the Company’s products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of the Company’s products contain ingredients with more recent history of use and effects. Accordingly, the Company’s products are evaluated to identify any harmful side effects. Any such unintended and unconnected effects may result in adverse publicity or product liability claims which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company also sells a limited number of products under the supplier’s trademark. The most significant of these is the Company’s Ester-C® line of products which accounts for approximately 11% of the Company’s gross sales in 2004. When the Company markets products under the supplier’s trademark, the Company is limited to that single supplier as a source of raw materials for that product. As a result, any shortage of raw materials from that supplier would adversely affect the Company’s ability to manufacture that product.

Because the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events. As a result, any shortage of raw materials from that supplier would adversely affect the Company’s ability to manufacture that product. Price increases from such suppliers would directly affect the Company’s profitability should the Company be unable to pass such price increases on to its direct customers. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company purchases goods from a variety of vendors. Three vendors each accounted for more than 10% of the Company’s purchases of raw materials in 2004. The loss of a large vendor could have a material impact on the Company’s ability to source raw material and manufacture finished product associated with the raw materials supplied by this vendor. The result could be a material and adverse effect on the Company’s profitability.

Sales and Earnings Volatility.  The Company’s sales and earnings continue to be subject to volatility based upon, among other things: (i) trends and general conditions in the dietary supplement industry and the ability of the Company to recognize such trends and effectively introduce and market new products in response to such trends; (ii) the introduction of new products by the Company or its competitors; (iii) the loss of one or more significant customers; (iv) increased media attention on the use and efficacy of dietary supplements; (v) consumers’ perceptions of the products and operations of the Company or its competitors; (vi) the availability of raw materials from suppliers; and, (vii) the Company’s ability to accurately predict inventory needs so that it does not overstock items which eventually must be written off due to low demand, or, that it fails to stock enough of an item so that sales are not lost due to lack of supply. Sales and earnings volatility as a result of the foregoing factors may affect the Company’s operating results from period to period which may adversely affect the market price of the Common Stock.

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

Risks Associated with Manufacturing.  The Company’s results of operations are dependent upon the continued operation of its manufacturing facility in Chatsworth, California at its current levels. The operation of dietary supplement manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural and other disasters, and the need to comply with the requirements of directives of government agencies, including the FDA. In particular, the Company’s manufacturing facility is located in Southern California, a geographic area that has historically been prone to earthquakes, which in some cases have been catastrophic. Prior to the Company’s build-out of the building in which its manufacturing facility is located, the building was severely damaged in a major earthquake in 1994, the epicenter of which was within five miles of the building. Although the building was rebuilt with an enhanced ability to withstand earthquakes and conforms to current local and state code requirements, the Company’s manufacturing facility could be damaged or destroyed in the event of an earthquake. Any such damage or destruction would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company does not carry earthquake insurance on its facilities. In addition, the Company’s softgel and liquid products, the Laci Le Beau tea products as well as all of Prolab’s non-tablet and capsule products which make up a majority of Prolab’s business are manufactured by third party contractors. The Company’s profit margins on these products and its ability to deliver these products on a timely basis are dependent upon the ability of the outside manufacturers to continue to supply products that meet the Company’s quality standards in a timely and cost-efficient manner. The occurrence of any of the foregoing or other material operational problems could have a material adverse effect on the Company’s business, financial condition and results of operations during the period of such operational difficulties.

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

Risk Associated with Large Controlling Shareholders.  Natrol’s public float is relatively small, consisting of less than 30% of the Company’s issued shares. More than 77% of the Company’s stock is owned by its top five shareholders. The decision by any one of these shareholders to sell their interest in the Company could materially and adversely affect the Company’s share price.

Risk Associated with National Trends.  Natrol sells its products nationally in several channels of distribution. As such, the Company is not immune from trends in the national economy. Negative employment or other economic trends directly affects the average consumer’s purchasing ability which in turn can affect Natrol sales. Uncertainty due to the world events such as the war in the Middle East can affect the general willingness of consumers to spend on any item, including Natrol products, that the consumer may not feel is essential. National economic trends affect Natrol’s customers. Should any one of Natrol’s national customers fail due to national trends, their failure could have a direct impact on the success of the Natrol business.

Continued Acceptance of Natrol Products.  The Company works assiduously to continually burnish the brand image of its products. Even so, negative events, negative publicity about supplements in particular or in general, and other factors could lead to a future lack of acceptance of the Company’s products. Such events or publicity may not be related to the Company itself. Even so such events or other factors could reduce demand for Natrol products.

Availability of Capital.  Should the Company need to borrow beyond its current debt facilities, the cost of capital may be high. Traditional debt financing may be unavailable and the Company may have to seek alternative sources of financing, including the issuance of new shares of stock or preferential stock that could dilute current shareholders.

Risk of Litigation from Private Attorneys General and others.  Advertising and labeling for dietary supplements and conventional foods are, in addition to the federal government, regulated by state, county and local authorities. Some states also permit these laws to be enforced by Private Attorneys General. These Private Attorneys General may seek relief for consumers, seek class action certifications, seek class wide damages and product recalls of products sold by the Company. In the ordinary course of business, the Company is named as a defendant in these types of State Attorneys and Private Attorneys General Actions along with other vitamin and supplement companies. Until the courts rule that laws have been violated, that the actions can proceed as Private Attorneys General Class Actions and that the cognizable injury has occurred, the Company does not believe such actions will have any material impact on its operations. There can be no assurance that state, county or local regulatory authorities will not commence regulatory or legal proceedings which could restrict the permissible scope of the Company’s product claims or the ability to sell its products in the future.

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

ITEM 3.  LEGAL MATTERS

From time to time, the Company is subject to litigation incidental to its business, including product liability claims, state agency actions, Private Attorneys General Actions and class actions. Such claims, if successful, could exceed the $5 million retention under the Company’s self-insurance program. The Company is not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2004, no matters were submitted to a vote of the security holders of the Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

The Common Stock of the Company is traded on the NASDAQ National Market under the symbol “NTOL.” On February 4, 2005, the last reported sales price of the Company’s Common Stock as reported on the NASDAQ National Market was $3.00. As of February 4, 2005 there were 25 holders of record of the Company’s Common Stock.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands except per share data)
Consolidated Statements of Operations Data:
Net sales	$79,269	$72,658	$70,260	$71,821	$77,561
Cost of goods sold	46,820	44,246	41,715	42,989	50,334
Gross profit	32,449	28,412	28,545	28,832	27,227
Selling and marketing expenses	19,560	17,701	16,915	18,103	23,263
General and administrative expenses	9,348	10,063	8,744	9,746	10,318
Impairment of goodwill	—	—	—	20,000	—
Total operating expenses	28,908	27,764	25,659	47,849	33,581
Operating income (loss)	3,541	648	2,886	(19,017)	(6,354)
Interest income (expense), net	(529)	(595)	(644)	(736)	(1,231)
Income (loss) from continuing operations before income taxes	3,012	53	2,242	(19,753)	(7,585)
Income tax provision (benefit)	1,144	34	861	587	(2,369)
Income (loss) from continuing operations before cumulative change in accounting principles	1,868	19	1,381	(20,340)	(5,216)
Discontinued operations(1):
(Loss) from operations of Annasa component	—	(1,766)	(1,068)	—	—
(Loss) from operations of Tamsol component	—	(542)	(41)	—	—
Income tax benefit	—	821	421	—	—
Loss on discontinued operations	—	(1,487)	(688)	—	—
Income (loss) before cumulative effect of accounting change	1,868	(1,468)	693	(20,340)	(5,216)
Cumulative effect of change in accounting principle(2)	—	—	(6,819)	—	—
Net income (loss)	$1,868	$(1,468)	$(6,126)	$(20,340)	$(5,216)

Income (loss) per share:
Basic income (loss) from continuing operations	$0.14	$0.00	$0.11	$(1.59)	$(0.39)
Diluted income (loss) from continuing operations	$0.13	$0.00	$0.11	$(1.59)	$(0.39)
Basic and diluted income (loss) from discontinued operations	—	$(0.11)	$(0.06)	—	—
Basic and Diluted income (loss) from cumulative effect of change in accounting principle	—	—	$(0.53)	—	—
Basic earnings (loss) per share	$0.14	$(0.11)	$(0.48)	$(1.59)	$(0.39)
Diluted earnings (loss) per share	$0.13	$(0.11)	$(0.48)	$(1.59)	$(0.39)
Weighted average shares outstanding—basic	13,277	12,946	12,852	12,783	13,237
Weighted average shares outstanding—diluted	14,113	13,452	12,992	12,783	13,237

	December 31,
	2004	2003	2002	2001	2000
	(In thousands except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$6,022	$2,599	$10,077	$5,485	$4,004
Working capital	18,260	13,328	18,722	18,190	15,399
Total assets	52,924	51,439	53,357	59,357	87,921
Long-term debt, less current maturities	7,685	7,451	7,778	8,083	8,369
Total stockholders’ equity	37,760	35,558	36,651	42,640	62,892

(1)                                  During the fourth quarter of 2003, the Company discontinued its Annasa and Tamsol operations, see Note 9 to the consolidated financial statements.

(2)                                  In 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In connection with the adoption of SFAS No. 142, the Company recorded an impairment loss on the goodwill of its Natrol reporting unit. The impairment loss was recorded as a cumulative effect of a change in accounting principle (net of an income tax benefit of $4,139) in the consolidated statement of operations for the year ended December 31, 2002.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of operations and financial condition of the Company should be read in conjunction with the “Selected Consolidated Financial Data” and the audited Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this document.

OVERVIEW

Since divesting itself of its unprofitable multi-level marketing and direct marketing units in 2003 (see discontinued operations), the Company’s business plan has been to focus on its core brands. The Natrol and Laci Le Beau brands are sold in health food stores, in mass-market drug, food and retail chains as well as club stores. Prolab products are sold through distributors who in turn service retail accounts. Prolab’s distributor network focuses on health food stores, health clubs and fitness facilities that cater to body builders and other individuals seeking a high level of fitness. With the integration of Prolab as a brand within Natrol, Natrol’s health food oriented sales professionals have become responsible for presenting appropriate Prolab products to health food retailers, who in turn, order from distributors who carry Prolab product. In addition, in 2004 more than 40% of Prolab sales are to distributors who sell Prolab products outside the United States. The Company is continually seeking to expand the distribution of its best selling items to additional retail outlets and to create promotional opportunities for its products within its existing customer base.

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

The Company’s recognition of revenue from sales to distributors and retailers is impacted by agreements giving them rights to return damaged and outdated products as well as the fact that as a practical business matter, the Company and its customers are constantly working to ensure the profitability of its products within retailers by rotating slow moving items out of stores and replacing those products with what the Company and the retailer expect will be more profitable, faster selling items. The Company’s obligation to accept returns of slow moving items may or may not be contractually bound.

The Company regularly monitors its historical patterns of returns from customers as well as current and ongoing sales to customers and, when information is available, consumer purchases of the Company’s products from the Company’s customers. When historical trends with respect to customer returns are quantifiable, the Company will create an allowance for future returns at the time sales are made. Should the Company determine that a particular product is slow moving and will eventually result in significant returns, it will provide for those returns at the time such an assessment is made.

In recent years, as a result of a combination of the factors described above, gross sales have been materially offset by the estimated amount of returns and other charges to arrive at net sales. It is also possible that returns could increase rapidly and significantly in the future. Accordingly, estimating product returns requires significant management judgment. In addition, different return estimates that reasonably could have been used would have had a material impact on reported sales and thus have had a material impact on the presentation of results of operations. For those reasons, the accounting estimate related to product returns is a “critical accounting estimate.”

The total amount charged against sales for returns and damages and outdates in 2004, 2003, and 2002 respectively, was $3.2 million $4.0 million, and $6.7 million.

Impairment of Goodwill.  On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill not be amortized. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. Beginning in 2002, goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. In 2002, the Company tested goodwill for impairment using the two-step process prescribed in SFAS No.142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the impairment test and determined that the there was potential impairment of the Natrol segment. The Company performed the second step as of January 1, 2002 for the Natrol segment and determined that its goodwill balance of $10,958,000 was impaired. The impairment loss was recorded as a cumulative effect of a change in accounting principle, net of income tax benefit of approximately $4.1 million, in the accompanying consolidated statement of operations for the year ended December 31, 2002.

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

The level of gross revenue in any period is a result of many factors including customer relations and the popularity of the Company’s products with consumers. During 2004, the Company improved the level of sales with club stores and mass market merchants and certain categories of products, weight-loss products in particular, proved to be popular with consumers. Sales gains in these areas were partially offset by the loss of sales with other customers and declining sales of certain other product categories.

	Years Ended December 31,
	2004	2003
Net Revenue
Natrol (including Laci-Le Beau)	$54,668	$46,502
EPI	6,515	7,373
Prolab	18,086	18,783
Total net Revenue	$79,269	$72,658

Natrol products (including Laci Le Beau) grew approximately 11.8% relative to 2003.

The largest sales declines were due to slower sales within the Company’s EPI raw materials division. Bulk ingredient sales accounted for 2.3% of the Company’s gross sales in 2004. Approximately 61% of these sales or $1.4 million were generated through the sales of garlic and other vegetable powders. The balance of sales were from the sale of arabinogalactan. Sales of garlic and vegetable powders fell approximately 40% in 2004. Reasons for the decline include market conditions and competition from domestic and international suppliers. This decline was partially offset by sales of arabinogalactan.

During 2004, two product categories each accounted for more than 10% of gross shipments. During 2003, only one category accounted for more than 10% of gross shipments. No customer accounted for 10% or more of gross sales in 2004 or 2003. The Company’s top 10 customers accounted for approximately 48% and 47% of the Company’s gross sales in 2004 and 2003, respectively.

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

The largest savings in general and administrative expenses came from the closing of Prolab’s headquarters facility in October 2003 and the consolidation of all administrative functions for Prolab into Natrol’s headquarters facility. This consolidation reduced net payroll by approximately $850,000 when compared to 2003. The Company also saved approximately $750,000 when compared to 2003 through the implementation of its self-insurance program for product liability insurance in July 2003. These savings were partially offset by the establishment of a research and development department within the administrative area in October 2003. The Company spent approximately $575,000 more on this department in 2004 than in 2003. Also offsetting savings generated by the Prolab closure and the self-insurance program was the Company’s bonus incentive program. This program was established in 2004 and resulted in the granting of approximately $600,000 in incentive payments to qualified employees.

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

Income Tax Provision (Benefit).  Income taxes were $1.1 million in 2004 as compared to approximately $34,000 in 2003. The difference in income tax expense was primarily due to the differences in taxable income earned in 2004 versus 2003. The Company’s tax rate was 38.0% in 2004 versus 64.2% in 2003. The difference was due primarily to the fact that the some of the Company’s expenses cannot be expensed for tax purposes. When earnings are at a low level, these permanent adjustments to taxable income have a proportionately greater effect on the company’s tax rate than when total earnings are at a higher level.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales.  Net sales in 2003 increased 3.4%, or $2.4 million, to $72.7 million from $70.3 million in 2002. Net sales in 2003 were positively affected by a lower level of returns than in 2002. The level of returns was approximately 4.7% of gross shipments in 2003 and as compared to 8.7% of gross shipments in 2002. During 2002, the Company worked to “rationalize” its product offerings in the mass-market channel of trade where returns are most likely to occur. During 2001 it became apparent to the Company that sales of secondary and tertiary items in this channel of trade were not sufficient to prevent significant product returns. This rationalization process directly resulted in lower net revenue since the Company stopped selling many secondary and tertiary items within mass-market accounts. The Company limited the sale of these items to specialty stores where the volume of sales was sufficient to prevent a large volume of returns. As a result of this rationalization process, the level of returns was reduced substantially in both 2002 and 2003. The reduction in returns helped increase net revenue since returns reduce gross sales revenue when calculating net sales.

The Company did not have any products that represented 10% or more of its gross sales in either 2003 or 2002. One customer accounted for 10% or more of the Company’s gross sales in 2002. The Company’s top 10 customers accounted for approximately 47% and 44% of the Company’s gross sales in 2003 and 2002, respectively.

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

General and Administrative Expenses.  General and administrative expenses increased 15.1% or $1.3 million in 2003 from $8.7 million in 2002 to $10.1 million in 2003. Of this increase $179,000 was due to the establishment of a research and development department in the fourth quarter of 2003. General insurance expenses increased $711,000 relative to 2002. In order to reduce these expenditures, the Company began to self-insure its product liability exposure in July of 2003. Depreciation expense was $131,000 higher in 2003 than in 2002, primarily because of the implementation of the Company’s SAP software system in November 2002. The Company also accrued $164,000 more for bad debt expenses in 2003 than it did in 2002. The Company increased its allowances for bad debts due to the larger amount of receivables carried at year end 2003 than at year end 2002. The remainder of the increase in general and administrative expenses was due to increases in payroll partially offset by miscellaneous decreases in other expenditures.

Interest Income (Expense), net.  Interest expense was $649,000 in 2003 versus interest expense of $731,000 in 2002. Interest income in 2003 was $54,000 versus $87,000 in 2002. Interest expense decreased in 2003 as the Company had less debt outstanding. Interest income decreased due to the level of interest rates as well as the average level of cash on hand earning interest.

Income Tax Provision (Benefit).  Income taxes were $34,000 in 2003 as compared to $861,000 in 2002. The difference in income tax expense was primarily due to the differences in taxable income earned in 2003 versus 2002. The Company’s tax rate in 2003 was 64.2% in 2003 versus 38.4% in 2002. The difference was due primarily to the fact that the some of the Company’s expenses cannot be expensed for tax purposes. When earnings are at a low level, these permanent adjustments to taxable income have a proportionately greater effect on the company’s tax rate than when total earnings are at a higher level.

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

At December 31, 2004, the Company’s days sales outstanding in its trade receivable was approximately 32 days versus 38 days in 2003 and 35 days in 2002.

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

Nearly all of the cash used for investing activities in 2004, 2003 and 2002, with the exception of the insurance deposit made in 2003, was for the acquisition of property, plant and equipment. Substantially all of the investment in 2002 related to the installation of a new integrated SAP software system and related computer equipment to manage the Company’s business.

Net cash provided by financing activities was approximately $744,000 and approximately $56,000 for the years ended December 31, 2004 and 2003, respectively, versus net cash used of approximately $161,000 in 2002. In 2004, the Company borrowed $750,000 from its bank. The note with the bank calls for the Company to repay the bank over a five-year period with equal principal payments of $12,500 per month. During 2004, the Company repaid approximately $338,000 on its long-term debt. The Company also raised approximately $332,000 through the exercise of employee stock options and the sale of stock to employees through the Company’s Employee Stock Purchase Program. During 2003, the Company reduced its debt by approximately $303,000. This use of cash was offset by approximately

$359,000 raised through the exercise of employee stock option or the sale of stock to employees through the Company’s Employee Stock Purchase Program.

As of December 31, 2004, the Company had $8.2 million in outstanding debt versus $7.8 at the end of 2003. The outstanding debt is related to a mortgage on the Company’s manufacturing/headquarters facility and a mortgage on the Company’s shipping facility as well as the term note described under cash provided by financing activities.

The Company’s cash balance at the close of 2004 was approximately $6 million (excluding $5 million in restricted cash) as opposed to approximately $2.6 million (excluding $5 million in restricted cash) at the end of 2003 and $10.1 million at the end of 2002.

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

The Company currently has no outstanding debt on its books other than mortgage debt on its properties and a five-year term note secured by the Company’s non-real estate assets. The balance of this term-note on December 31, 2004 was $737,500

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS No. 123, to provide alternative methods of voluntary transition to change to the fair value based method of accounting for stock-based employee compensation. Additionally, this statement amends disclosure requirements of accounting for stock-based employee compensation and the effect of the method used on reporting results. As of December 31, 2002, the Company has adopted the disclosure requirements of SFAS No. 148, but has elected to continue to account for stock-based compensation to its employees and directors using the intrinsic value method proscribed by APB No. 25 and related interpretations.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, FIN 46 was replaced by FASB interpretation

No. 46(R) “Consolidation of Variable Interest Entities.” FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

On April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of this standard did not have an impact on the Company’s consolidated financial statements.

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

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB 104, which was effective upon issuance, updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins and revises or rescinds portions of the interpretative guidance included in SAB 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the incorporation of certain sections of the staff’s Frequently Asked Question (“FAQ”) document on revenue recognition into Topic 13. SAB 101, “Revenue Recognition in Financial Statements,” which was issued in December 1999, provides guidance to SEC registrants on the recognition, presentation and disclosure of revenues in the financial statements. Since the Company has already adopted all such standards upon issuance, the application of this revised guidance did not impact its consolidated financial position, results of operations, or disclosure requirements.

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

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and the effect of which is discussed in Footnote 1.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table discloses the Company’s obligations and commitments to make future payments under contractual obligations at December 31, 2004.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s exposure to market risks is limited to interest rate risks. The risks related to foreign currency exchange rates are immaterial and the Company does not use derivative financial instruments.

The Company is subject to interest rate market risk associated with its bank debt. Even so, the Company does not believe the risk associated with such borrowing is significant. Additionally, the Company does not believe that the risk is significant for its long-term debt due to the low fixed rates and relative insignificance of the fixed long-term debt to the Company’s consolidated balance sheet. The Company’s long-term debt is comprised of two fixed rate notes with a total principal balance of approximately $7,451,000 collateralized by the Company’s headquarters building and its shipping facility and one variable rate note with a principal balance of approximately $737,000 collateralized by the Company’s general assets. The table below presents principal cash flows and related interest rates by fiscal year of maturity.

	Expected Year of Maturity (In Thousands)
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value December 31, 2004(1)
Notes payable(2)	$503	$532	$564	$598	$624	$5,367	$8,188	$9,285

(1)           The Company’s estimate of the fair value of its notes payable was based on an analysis of current market interest rates.

(2)           The weighted average interest rate for all years presented is 8.0% for the fixed rate notes and 6% for the variable rate note.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natrol, Inc. and its subsidiaries:

We have audited the accompanying consolidated balance sheet of Natrol, Inc. and its subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed at the index in Item 15(a) as of and for the year ended December 31, 2004. These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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
February 7, 2005

Report of Independent Auditors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natrol, Inc.

Chatsworth, California

We have audited the accompanying consolidated balance sheets of Natrol, Inc. and its subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a) as of December 31, 2003 and for the years ended December 31, 2003 and 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

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

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,904	$5,601
Accrued expenses	2,483	1,732
Accrued payroll and related liabilities	1,589	772
Current portion of long-term debt	503	325
Total current liabilities	7,479	8,430
Long-term debt, less current portion	7,685	7,451
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.01 per share:
Authorized shares—2,000,000; Issued and outstanding shares-none
Common stock, par value of $0.01 per share:
Authorized shares—50,000,000
Issued and outstanding shares — 14,281,928 and 14,054,309 at December 31, 2004 and 2003, respectively	143	141
Additional paid-in capital	62,709	62,377
Accumulated deficit	(22,211)	(24,079)
	40,641	38,439
Shares held in treasury, at cost—921,900 shares at December 31, 2004 and 2003	(2,881)	(2,881)
Total stockholders’ equity	37,760	35,558
Total liabilities and stockholders’ equity	$52,924	$51,439

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

Natrol, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

			Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Shares Held in Treasury	Totals

	Common Stock
	Shares	Amount
Balance, January 1, 2002	13,712,354	$137	$61,869	$(16,485)	$(2,881)	$42,640
Exercise of stock options	49,166	1	92			93
Shares issued in exchange for services	12,480		17			17
Issuance of common stock under employee stock purchase plan	14,720		27			27
Net loss				(6,126)		(6,126)

Balance, December 31, 2002	13,788,720	138	62,005	(22,611)	(2,881)	36,651
Exercise of stock options	216,885	2	319			321
Shares issued in exchange for services	10,437		16			16
Issuance of common stock under employee stock purchase plan	38,267	1	37			38
Net loss				(1,468)		(1,468)

Balance, December 31, 2003	14,054,309	141	62,377	(24,079)	(2,881)	35,558
Exercise of stock options	192,638	2	249			251
Shares issued in exchange for services	562		2			2
Issuance of common stock under employee stock purchase plan	34,419		81			81
Net income				1,868		1,868
Balance, December 31, 2004	14,281,928	$143	$62,709	$(22,211)	$(2,881)	$37,760

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

Natrol, Inc.

Notes to Consolidated Financial Statements

1.  Business and Summary of Significant Accounting Policies

Description of Business

Natrol, Inc. and subsidiaries (collectively, the “Company”) manufactures and markets branded, high-quality dietary supplement products under three branded labels, Natrol, Laci Le Beau and Prolab. The Company’s core Natrol brand markets vitamins, minerals, hormonal supplements, herbal products, and specialty combination formulations. The Laci Le Beau brand sells specialty teas and the Prolab brand markets sports nutrition products to athletes and other health minded individuals. The Company sells its products through multiple channels of distribution that reach consumers through mass market retailers, health food stores, fitness centers, the Internet, catalogues and other points of distribution.

The Company also sells raw materials and markets limited contract manufacturing through its Essentially Pure Ingredients division which operates within the Company’s core operating unit.

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

Significant Risks and Uncertainties

Product returns are a recurring part of the Company’s business. Estimating product returns requires significant management judgment. Products may be returned for various reasons including expiration dates or lack of sufficient sales. During 2004, returns and reimbursements for damages and outdated products were 3.5% of gross shipments a decrease from 2003 and 2002 when returns and reimbursements for damages and outdated products were respectively 4.7% and 8.7% of gross sales. There is no guarantee that future returns will not increase to, or exceed, the levels experienced in 2002. Furthermore, the possibility exists that should the Company lose a major account, the Company may agree to accept a substantial amount of returns.

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

Restricted Cash

Restricted cash represents cash that has been deposited with an insurance company as part of the Company’s self-insurance program. The cash earns interest at a current rate of 1.65% per annum, and will be returned to the Company should the Company terminate the policy. The policy, which is cancelable by the Company, is effective through 2008.

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

Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. The Company adopted SFAS No. 142 on January 1, 2002. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. Beginning in 2002, goodwill is evaluated for impairment annually as of December 31. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In 2002, the Company performed the first step of the impairment test and that there was potential impairment of the Natrol segment. The Company performed the second step as of December 31, 2002 for the Natrol segment and determined that its goodwill balance of $10,958,000 was impaired. The impairment loss was recorded as a cumulative effect of accounting change in the accompanying consolidated statement of operations for the year ended December 31, 2002.

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

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Income from continuing operations before cumulative effect of accounting change	$1,868	$19	$1,381
Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax benefits (“Stock Compensation”)	(53)	(222)	(294)
Income (loss) from continuing operations-pro forma	$1,815	(203)	1,087
Loss from discontinued operations	—	(1,487)	(688)
Cumulative effect of change in accounting principle-net of tax	—	—	(6,819)
Net profit (loss)—pro forma	$1,815	$(1,690)	$(6,420)
Income (loss) per share from continuing operations:
Basic-as reported	$0.14	$0.00	$0.11
Basic-pro forma	$0.14	$(0.02)	$0.09
Diluted-as reported	$0.14	$0.00	$0.11
Diluted-pro forma	$0.14	$(0.02)	$0.09
Net loss per share:
Basic-as reported	$0.13	$(0.11)	$(0.48)
Basic-pro forma	$0.13	$(0.13)	$(0.50)
Diluted-as reported	$0.13	$(0.11)	$(0.48)
Diluted-pro forma	$0.13	$(0.13)	$(0.50)

The fair value of the options is estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions for grants:

	Years Ended December 31,
	2004	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	64.6	68.7	73.3
Risk free interest rate	3.6%	3.0%	4.2%
Expected life of options	5 years	5 years	5 years

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

Fair Value of Financial Instruments

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair market value based on their short-term nature. The fair value of the Company’s long-term notes payable is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of long-term notes payable exceeded the carrying value by approximately $1.1 million at December 31, 2004.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. Cash and cash equivalents are placed with high credit-quality institutions and the amount of credit exposure to any one institution is limited. Significant portions of the Company’s sales are made directly to mass merchandisers and national retailers. Due to the increased volume of sales to these channels, the Company has experienced an increased concentration of credit risk, and as a result, may at anytime have individually significant receivable balances with such mass merchandisers and national retailers. While the Company monitors and manages this risk, financial difficulties on the part of one or more major customers may have a material adverse effect on the Company. The Company performs ongoing credit evaluations of customers and maintains an allowance for potential credit losses.

No one customer represented 10% or more of the Company’s net sales in 2004 and 2003 and no account represented more than 10% of the Company’s net accounts receivable as of December 31, 2004. Accounts receivable from one customer represented approximately 16.0% of net accounts receivable at December 31, 2003. One customer represented 12.3% of net sales in the year ended December 31, 2002. This customer accounted for 13.4% of accounts receivable at December 31, 2002. No other customers represented more than 10% of net sales in 2002.

Recently Issued Accounting Standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS No. 123, to provide alternative methods of voluntary transition to change to the fair value based method of accounting for stock-based employee compensation. Additionally, this statement amends disclosure requirements of accounting for stock-based employee compensation and the effect of the method used on reporting results. As of December 31, 2002, the Company has adopted the disclosure requirements of SFAS No. 148, but has elected to continue to account for stock-based compensation to its employees and directors using the intrinsic value method proscribed by APB No. 25 and related interpretations.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) “Consolidation of Variable Interest Entities.” FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

On April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of this standard did not have an impact on the Company’s consolidated financial statements.

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

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB 104, which was effective upon issuance, updates portions of the interpretive guidance included in Topic 13 of the codification of Staff Accounting Bulletins and revises or rescinds portions of the interpretative guidance included in SAB 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the incorporation of certain sections of the staff’s Frequently Asked Question (“FAQ”) document on revenue recognition into Topic 13. SAB 101, “Revenue Recognition in Financial Statements,” which was issued in December 1999, provides guidance to SEC registrants on the recognition, presentation and disclosure of revenues in the financial statements. Since the Company has already adopted all such standards upon issuance, the application of this revised guidance did not impact its consolidated financial position, results of operations, or disclosure requirements.

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

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

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

Three of the Company’s suppliers each accounted for more than 10% of the Company’s inventory purchases in 2004. The loss of any of these suppliers could have a material adverse effect on the Company’s ability to produce and sell goods. The Company does not have a long-term supply agreement with any of these three suppliers.

3.  Financing

During 1999, the Company entered into two mortgage notes payable in the aggregate amount of approximately $8,900,000, collateralized by the Company’s facilities. These notes are payable in monthly installments of approximately $74,000 in the aggregate, including interest ranging from 7.75% to 8.32%, maturing in 2014 and 2019.

In November 2004, the Company entered into a Revolving Note, a Promissory Note, an Equipment Line Facility, a Commercial Guaranty, a Commercial Security Agreement, a Corporate Resolution to Grant Collateral/Guarantee, and a Commercial Security Agreement with City National Bank, a national banking association (“CNB”).

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

The $750,000 note payable is collateralized by the company’s assets other than real estate. This note is payable in monthly installments of approximately $12,500 plus interest at a variable rate based upon prime plus a premium of .75%. The initial rate upon entering into the note was 5.5%.

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

The significant components of the Company’s deferred income tax assets and liabilities are as follows (In Thousands):

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

5.  Stockholders’ Equity

Stock Repurchase Program

In 2000, the Board of Directors of the Company authorized a stock repurchase program for the Company’s common stock. Under the stock repurchase program, the Company can effect common stock repurchases from time to time up to an aggregate of $10,000,000. The stock repurchase program does not have an expiration date. No such repurchases were made in 2004 or 2003.

Stock Options

Under the Company’s 1996 Stock Option and Grant Plan, as amended (the “Plan”), the Board of Directors of the Company is authorized to grant incentive stock options or non-qualified stock options. Incentive stock options may be granted only to employees of the Company. Non-qualified stock options may be granted to officers and employees of the Company as well as to non-employees. The maximum number of shares to be issued under the Plan is 3,442,214 shares, as amended. All options granted under the Plan have been made at prices not less than the estimated fair market value of the stock at the date of grant. Generally, the options granted under the Plan vest over three-to-five years. Options granted under the Plan have a term of not more than 10 years.

A summary of the Company’s stock option activity and related information is as follows (in thousands, except per share data):

	Number of Options (000’s)	Weighted-Average Exercise Price Per Share	Exercise Price Per Share
Outstanding at December 31, 2001	2,696	$3.58	$1.32—$13.00
Granted	700	1.37	1.10—1.75
Forfeited	(431)	3.41	1.13—13.00
Exercised	(49)	1.88	1.50—1.94

Outstanding at December 31, 2002	2,916	3.10	1.10—13.00
Granted	361	1.31	1.10—2.04
Forfeited	(111)	2.23	1.45—6.03
Exercised	(217)	1.48	1.15—1.50

Outstanding at December 31, 2003	2,949	2.89	1.10—13.00
Granted	90	2.84	2.67—3.04
Forfeited	(405)	3.35	1.10—6.03
Exercised	(192)	1.30	1.15—1.50

Outstanding at December 31, 2004	2,442	3.07	1.10—13.00

At December 31, 2004, 1,000,082 shares were available for future grant. The weighted-average remaining contractual life for the outstanding options in years was 5.57, 6.91 and 7.71, and at December 31, 2004, 2003 and 2002, respectively.

	Options Outstanding
		Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding (000’s)	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Exercisable (000’s)	Weighted Average Exercise Price
$1.10—$2.35	1,867	6.1	$1.68	1,734	$1.70
$2.76—$6.03	290	6.0	4.35	243	4.66
$7.00—$13.00	285	3.6	10.88	285	10.88
Total	2442	5.57	$3.07	2,262	$3.17

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

In 1998, the Board of Directors approved the Natrol, Inc. Employee Stock Purchase Plan (“ESPP”), which allows substantially all employees to purchase shares of common stock of the Company, through payroll deductions, at 85% of the fair market value of the shares at the beginning or end of the offering period, whichever is lower. The Company expenses two thirds of the 15% discount given to employees under the plan. The ESPP provides for employees to authorize payroll deductions of up to 10% of their compensation for each pay period. In conjunction with the ESPP, the Company registered with the Securities and Exchange Commission 225,000 shares of the Company’s common stock reserved for purchase under the ESPP. As of December 31, 2004 and 2003, 93,453 and 96,402 shares are available for issuance under this plan. For the year ended December 31, 2004, 34,419 shares were issued at prices ranging from $2.20 to $2.56. For the year ended December 31, 2003, 38,267 shares were issued at $0.98 per share under the plan. For the year ended December 31, 2002, 14,720 shares were issued at prices ranging from $1.68 to $1.85 per share under the plan.

In 2004, the Company adopted a bonus program for certain employees. The bonuses granted are dependent upon a formula based on corporate profits before taxes, interest. The amount of bonus expensed in 2004 relative to this plan was approximately $600,000.

8.  Impairment of Goodwill

On January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill not be amortized. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. Beginning in 2002, goodwill is evaluated for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. In 2002, the Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the impairment test and determined that there was potential impairment of the Natrol segment. The Company performed the second step as of January 1, 2002 for the Natrol segment and determined that its goodwill balance of $10,958,000 was impaired. The impairment loss was recorded as a cumulative effect of a change in accounting principle, net of income tax benefit of approximately $4.1 million, in the accompanying consolidated statement of operations for the year ended December 31, 2002.

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

The Company, as part of its review of financial results for 2004, performed an assessment of the carrying value of the Company’s goodwill recorded in connection with its various acquisitions and determined that no impairment existed. The carrying value of the Company’s goodwill at December 31, 2004 was approximately $2 million.

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

The Company sold Annasa’s trademarks and certain other assets to an investor group led by former Annasa distributors. The Company received $35,000 for the intellectual property assets. The investor group has agreed to also pay the Company a royalty of between one and two percent of net revenue for 20 years.

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

10.  Operating Segments

Prior to the fourth quarter of 2003, the Company reported its revenue and income through three operating segments; Natrol, Annasa and Prolab. As discussed in Note 9, Annasa was discontinued in the fourth quarter of 2003. Additionally, the Company consolidated its Prolab operating unit into the core Natrol operating unit as of October 1, 2003 and as of that date Prolab began operating as a brand within the core operating unit similar to the Company’s other brands. As of October 1, 2003, the Company no longer considered Prolab a separate operating segment. As a result, segment operating results are no longer being reported.

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

(1)           Represents actual returns of goods

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 22, 2004, the Audit Committee of the Board of Directors of Natrol informed Deloitte & Touche, LLP (Deloitte), the Company’s independent public accountants for the fiscal year ended December 31, 2003, of its decision to no longer engage Deloitte & Touche, LLP as the Company’s independent public accountants. On December 22, 2004, the Audit Committee of the Board of Directors of Natrol engaged Stonefield Josephson, Inc. to serve as the Company’s independent public accountants for the fiscal year ended December 31, 2004. On December 28, 2004, Natrol filed a Form 8-K announcing this change in independent public accountants.

Deloitte’s independent auditors’ reports on the Company’s consolidated financial statements for each of the fiscal years in the two-year period ended December 31, 2003 did not contain an adverse opinion, or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended December 31, 2003 and the subsequent interim period through December 22, 2004, there were no disagreements with Deloitte on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company’s consolidated financial statements for such periods; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during the two fiscal years ended December 31, 2003 and the subsequent interim period through December 22, 2004.

During the fiscal years ended December 31, 2002 and 2003 and through December 22, 2004, the Company did not consult Stonefield Josephson, Inc. with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Information required under Part III (Items 10, 11, 12, 13, and 14 other than the information required by Item 201(d) of Regulation S-K for Item 12) is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held in June 2004.

ITEM 12.  SECURITES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2004 regarding shares of common stock of the Company that may be used under our existing equity compensation plans, including the Company’s 1996 Stock Option and Grant Plan (the “1996 Plan”) and the Company’s 1998 Employee Stock Purchase Plan (the “ESPP”).

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

10.6	Credit Agreement with Wells Fargo Bank, N.A., dated as of March 1, 2001; (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-K) filed on March 30, 2001.

10.7	Revolving Line of Credit Agreement with Wells Fargo Bank, N.A., dated as of March 1, 2001, (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 10-K filed March 30, 2001;

10.8

Supply Agreement, dated as of February 8, 1998, by and between the Company and Basic Vegetable Products, L.P. (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended, File No. 333-52109);

10.9

Assignment and Amendment to Supply and Royalty Supply Agreement, dated as of November 7, 2000 by and between the Company and ConAgra Foods, Inc., (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed on March 30, 2001;

10.10

Bonus Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on April 14, 2004). Code of Ethics (incorporates herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed on June 9, 2004).

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

*Filed herewith

(b)	Reports on Form 8-K: 8-K filed on:

On November 26, 2004, the Company furnished a Current Report on Form 8-K, dated November 4, 2004, regarding entry into a material definitive agreement.

On December 28, 2004, the Company furnished a Current Report on Form 8-K, dated December 22, 2004, regarding changes in its certifying accountant.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of May, 2005.

NATROL, INC.
By:	/s/ Elliott Balbert
Elliott Balbert
President and Chief Executive Officer