Form 10-K/A
period 2004-12-31
NATROL INC
filed 2005-07-21
CIK 1025573

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

NATROL, INC.

2004 ANNUAL REPORT on Form 10-K

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Matters

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Securities

Item 6.	Selected Consolidated Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes and Disagreements with Accountants on Accounting and Financial Disclosure

PART III	Items 10, 11, 12, 13 and 14

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

Revenue Recognition.  The Company sells its products to retail outlets through a direct sales force and a national distributor network. The Company recognizes revenue from sales only after product is shipped and title is transferred. Net sales represent product shipped less actual and estimated future returns, spoilage allowances, allowances for product deemed to be unsaleable by customers, and slotting fees, rebates and other expenditures which, using Generally Accepted Accounting Principles (GAAP) should be accounted for as reductions of revenue.  Estimates and allowances are based upon known claims and an estimate of additional returns, however, the amount of future returns can be reasonably estimated.

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

The Company regularly monitors its historical patterns of returns from customers as well as current and ongoing sales to customers and, when information is available, consumer purchases of the Company’s products from the Company’s customers.  The Company has determined that historical trends with respect to product sales of individual items are not a good barometer of future returns of those items.  Excellent historical sales with few returns does not guarantee strong future sales and a low level of future returns.  This is due to a number of factors including: changes in consumer demand for individual items; increasing or decreasing competition from industry participants; different levels of periodic support from retail partners; the amount of advertising the Company may be able to support; and, favorable or unfavorable publicity.  Products that sell well at one account may not sell well at another account due to factors that are unique to the particular customer such as: poor vs. excellent product placement on the customer’s shelves, the fact that customers do not carry the same products, the carrying by a customer of more or fewer competitive products, and pricing at the retail level which is controlled by the customer.  In order to reduce the amount of subjectivity when analyzing sales trends and reserving for future returns, the Company performs a detailed analyses of trends at each of its major customers, i.e., those customers who have historically accounted for the bulk of returns.  This analyses takes into account sales patterns of individual products at each customer on a customer-by-customer basis as well as inventory levels at the customer, scheduled promotional events, and the probability that items will be discontinued.  The Company believes that this analysis creates appropriate estimates of necessary future reserves.  The Company’s use of the term returns includes estimates of its liability for damaged and outdated product within its channels of trade.  Over the last three years, returns and estimates of return liability were as follows:

Description	Balance at Beginning of Year	Charged to Cost and Expense	Deductions		Balance at End of Year
Allowance for Sales Returns:
Year ended December 31, 2002	$1,020	$6,700	$6,127	(1)	$1,593
Year ended December 31, 2003	$1,593	$4,014	$4,372	(1)	$1,235
Year ended December 31, 2004	$1,235	$3,172	$3,340	(1)	$1,067

In recent years, as a result of a combination of the factors described above, gross sales have been materially offset by the estimated amount of returns and other charges to arrive at net sales. It is also possible that returns could increase rapidly and significantly in the future.  Accordingly, although the Company attempts to eliminate as much subjectivity as it believes possible, the Company recognizes that estimating product returns requires a degree of management judgment.  For this reason, the accounting estimate related to product returns is a “critical accounting estimate.”

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

Net sales in 2004 increased 9.1%, or $6.6 million, to $79.3 million from $72.7 million in 2003. Net sales is calculated by subtracting from gross revenue certain expenses such as incentive rebates, shipping damages, and returns. Net sales in 2004 were positively affected by a lower level of returns than in 2003. The level of returns, which includes charges from customers for damaged or outdated product, was approximately 3.5% of gross revenue in 2004 as compared to 4.7% of gross revenue in 2003. Other deductions from gross revenue fell from 9.0% in 2003 to 7.9% in 2004.  These other deductions are due to: payment discounts given to customers for timely payment, audit claims from customers for such items as shipping shortages, and promotional support such as rebate incentives and pricing reductions which, according to GAAP rules must be recorded as reductions of revenue. The level of promotional support recorded as a reduction of revenue declined from 6.2% of gross shipments in 2003 to 5.9% of gross shipments in 2004.  The remainder of the savings was due to fewer payment discounts and a lower level of audit claims from customers.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table discloses the Company’s obligations and commitments to make future payments under contractual obligations at December 31, 2004.

	Payment Due by Period (In Thousands)
	Total	Less than 1 Year	2-3 Years	4-5 Years	Thereafter
Note Payable	$8,188	$503	$1,097	$1,222	$5,366
Interest on Notes Payable	$5,022	636	1,153	979	2,254
Leases	339	134	182	19	4
Total	$8,527	$637	$1,279	$1,241	$5,370

The Company leases part of its Jordan facility and future minimum lease payments due to the Company are (in thousands):

2005	$393
2006	404
2007	417
2008	429
2009	367
Total	$2,010

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm-Stonefield Josephson, Inc.
Report of Independent Registered Public Accounting Firm-Deloitte & Touche, LLP
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

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

/s/ Deloitte & Touche, LLP
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

Revenue Recognition

The Company sells its products to retail outlets through a direct sales force and a national broker network. The Company recognizes revenue from sales when product is shipped and title is transferred. Net sales represent product shipped less actual and estimated returns, spoilage allowances, allowances for product deemed to be unsaleable by customers, and slotting fees, rebates and other expenditures which, using Generally Accepted Accounting Principles (GAAP) should be accounted for as reductions of revenue. Estimates and allowances are based upon known claims and an estimate of additional returns when the amount of future returns can be reasonably estimated.

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

The remaining goodwill balance at December 31, 2002 and 2003 was approximately $4.0 million. In the fourth quarter of 2003, the Company completed its annual goodwill impairment testing and determined that goodwill was not impaired. Additionally, during March 2004, the Company settled its litigation with the former owners of Prolab Nutrition, Inc. The Company received $2 million in cash, which was reflected in the financial statements for the quarter ending March 31, 2004 as a reduction of goodwill. The Company determined that this was the proper accounting for the settlement because the sellers did not deliver a key asset in the condition warranted, which was a clear and direct link to the purchase price, and accordingly resulted in a purchase price adjustment reducing goodwill, as opposed to a charge to income.  In accordance with the provisions of SFAS No. 142, the Company performed its annual impairment test of goodwill during the fourth quarter of 2004 and concluded that it was not impaired.

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

Item 9A

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2004 we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

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

21.1	Subsidiaries of Natrol, Inc.

23.1	Consent of Experts and Counsel: Consent of Stonefield Josephson, Inc. is filed herewith as Exhibit 23.1.

23.2**	Consent of Experts and Counsel: Consent of Deloitte & Touche, LLP is filed herewith as Exhibit 23.2

31.1*	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 901 of the Sarbanes Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 901 of the Sarbanes Oxley Act of 2002

*Filed herewith

**Previously filed

(b)	Reports on Form 8-K: 8-K filed on:

On November 26, 2004, the Company furnished a Current Report on Form 8-K, dated November 4, 2004, regarding entry into a material definitive agreement.

On December 28, 2004, the Company furnished a Current Report on Form 8-K, dated December 22, 2004, regarding changes in its certifying accountant.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of July, 2005.

NATROL, INC.
By:	/s/ Elliott Balbert
Elliott Balbert
President and Chief Executive Officer