Form 10-Q
period 2005-06-30
NATROL INC
filed 2005-08-12
CIK 1025573

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

YES  ☒   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date:

Class	August 8, 2005

Common stock, $0.01 par value	13,523,237

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Natrol, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,854	$6,022

Accounts receivable, net of allowances of $242 and $421 at June 30, 2005 and December 31, 2004, respectively	9,158	7,431
Inventory	10,546	9,723
Income taxes receivable	728	956
Deferred income taxes	814	814
Prepaid expenses and other current assets	678	793
Total current assets	25,778	25,739
Property and equipment:
Land, building and improvements	15,891	15,891
Machinery and equipment	5,656	5,332
Furniture and office equipment	3,168	3,112
	24,715	24,335
Accumulated depreciation	(8,664)	(8,022)
Property and equipment, net	16,051	16,313

Restricted cash	5,000	5,000
Deferred income taxes	3,628	3,628
Goodwill, net of accumulated amortization and impairment charge of $37,381	2,026	2,026
Other assets	193	218
Total assets	$52,676	$52,924

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,139	$2,904
Accrued expenses	3,091	2,483
Accrued payroll and related liabilities	835	1,589
Current portion of long-term debt	517	503
Total current liabilities	7,582	7,479
Long-term debt, less current portion	7,435	7,685
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.01 per share:
Authorized shares—2,000,000; Issued and outstanding shares-none
Common stock, par value of $0.01 per share:
Authorized shares—50,000,000
Issued and outstanding shares-14,414,815 and 14,281,928 at June 30, 2005 and December 31, 2004, respectively	144	143
Additional paid-in capital	62,907	62,709
Accumulated deficit	(22,511)	(22,211)
	40,540	40,641
Shares held in treasury, at cost-921,900 shares at June 30, 2005 and December 31, 2004	(2,881)	(2,881)
Total stockholders’ equity	37,659	37,760
Total liabilities and stockholders’ equity	$52,676	$52,924

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net sales	$19,604	$20,682	$37,273	$41,107
Cost of goods sold	12,076	11,338	23,480	23,933
Gross profit	7,528	9,344	13,793	17,174

Selling and marketing expenses	4,860	5,643	9,045	10,262
General and administrative expenses	2,086	2,274	5,003	4,599
Total operating expenses	6,946	7,917	14,048	14,861
Operating income (loss)	582	1,427	(255)	2,313

Interest income	48	22	90	44
Interest expense	(160)	(156)	(320)	(314)
Income (loss) before taxes	470	1,293	(485)	2,043
Income tax provision (benefit)	179	524	(184)	824
Net Income (loss)	$291	$769	$(301)	$1,219

Income (loss) per share:
Basic	$.02	$.06	$(.02)	$.09
Diluted	$.02	$.05	$(.02)	$.09

Weighted-average shares outstanding—basic and diluted

Basic	13,453,164	13,240,248	13,418,981	13,201,354
Diluted	14,178,075	14,093,944	13,418,981	14,085,885

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June,
	2005	2004

Operating activities
Net Income (loss)	$(301)	$1,219

Adjustments to reconcile income (loss) to net cash used in operating activities:
Change in net assets of discontinued operations	—	(25)
Depreciation and amortization	643	642
Loss on disposal of property and equipment	—	2
Provision for bad debts	179	105
Changes in operating assets and liabilities:
Accounts receivable	(1,906)	(1,937)
Inventory	(824)	(1,070)
Income taxes receivable/payable	228	173
Prepaid expenses and other current assets	115	141
Accounts payable	235	(1,686)
Accrued expenses	608	326
Accrued payroll and related liabilities	(754)	1,103
Net cash used in operating activities	(1,777)	(1,007)

Investing activities
Purchases of property and equipment	(380)	(181)
Reduction in goodwill	—	2,000
Other assets	25	(161)
Net cash provided by (used in) investing activities	(355)	1,658

Financing activities
Repayments on long-term debt	(236)	(160)
Proceeds from issuance of common stock	200	224
Net cash provided by (used in) financing activities	(36)	64
Net increase (decrease) in cash and cash equivalents	(2,168)	715
Cash and cash equivalents, beginning of period	6,022	2,599
Cash and cash equivalents, end of period	$3,854	$3,314

See accompanying notes

NATROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004.  Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

	3 Months Ended June 30,		6 Months Ended June 30,
	2005	2004	2005	2004
Net Income (loss)	$291	$769	$(301)	$1,219

Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax benefits (“Stock Compensation”)	25	18	35	34
Net Income (loss) — pro forma	$266	$751	$(336)	$1,185

Net loss per share:
Basic—as reported	$.02	$.06	$(.02)	$.09
Diluted—as reported	$.02	$.05	$(.02)	$.09
Basic—pro forma	$.02	$.06	$(.03)	$.09
Diluted—pro forma	$.02	$.05	$(.03)	$.08

During the six months ended June 30, 2005, 50,000 stock options were granted to employees with an average exercise price of $3.02 which equaled the fair market value of the underlying common stock on the dates of grant.

The fair value of the options is estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions for grants:

	Six Months Ended June 31,
	2005	2004

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	62.43	67.12
Risk free interest rate	3.72%	3.64%
Expected life of options	5 years	5 years

These assumptions resulted in weighted-average fair values of $1.71, and $1.72 for each stock option granted in the six months ended June 30, 2005 and 2004, respectively.

3. INVENTORY

Inventories consist of the following:

	June 30, 2005	December 31, 2004

Raw material and packaging supplies	$6,874	$5,357
Finished goods	3,672	4,366
Total Inventory	$10,546	$9,723

4. SHIPPING AND HANDLING COSTS

The Company records all amounts charged to customers for shipping and handling as revenue. All outbound shipping and fulfillment costs are classified as selling and marketing expenses and totaled $1,568 and $1,803 for the six months ended June 30, 2005 and 2004 respectively.

5. EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents (stock options), when dilutive.  Stock options to purchase 1,465,842 and 2,494,430 common shares for the three and six months ended June 30, 2005, and stock options to purchase 538,750  and 537,500 common shares for the three and six months ended June 30, 2004 were outstanding but considered to be anti-dilutive.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”
(“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations.  It also provides the SEC staff’s views regarding valuation of share-based payment arrangements.  In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005.  Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

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

Successful products can, at times, become unpopular almost overnight.  For example, the Company’s Carb Intercept product successfully grew its business through 2003 and 2004 before losing its popularity quickly in 2005 after low-carbohydrate diets and dieting received substantial negative publicity in late 2004.  During the first quarter of 2005, sales of Carb Intercept were $2.0 million less than in the first quarter of 2004, and, during the second quarter of 2005, sales of Carb Intercept were $3.0 million less than in the second quarter of 2005.  Historically, such sharp declines do not happen often.  However, when they do, the Company’s resources can be affected in a number of ways.  For example, additional promotional dollars may be required to support falling demand and to prevent returns from customers.  In addition, inventory, which was previously considered good, may be scrapped because sales outlets cannot be found.  Products do not generally fail completely.  For example, in the case of Carb Intercept, although sales have been sharply reduced, shipments of Carb Intercept amounted to $918,000 during the first six months of 2005 and sales at some customers are steady even if they are at lower levels than what was experienced in 2004.

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

Future challenges include the development of new, innovative products and delivery systems that will capture the support of consumers and allow the Company to grow regardless of the product life cycle of any one product.

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

THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

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

Net sales decreased 5.2%, or $1.1 million, to $19.6 million for the second quarter of 2005 from $20.7 million in the second quarter of 2004.  The most significant reason for the decrease in net sales was a decline in consumer demand for the Natrol brand’s Carb Intercept product.  Sales of this product were $3.0 million less during the second quarter of 2005 than in the second quarter of 2004. Sales of the Company’s Prolab sports nutrition brand were $680,000 less in the second quarter of 2005 than in the second quarter of 2004. The Company believes the decline in the Carb Intercept product is directly tied to negative publicity surrounding low carbohydrate diets that began appearing towards the end of 2004.  The Company believes that a factor in the decline in Prolab’s business were price increases that were implemented because of sharp increases in the price of whey which is a component in a majority of the Prolab products. Partially offsetting these declines were sales from new product introductions, in particular brainSpeed™, whose shipments amounted to  $2.0 million during the quarter ended June 30, 2005, as well as increased sales from the Company’s other products.

GROSS PROFIT.  Gross profit decreased 19.4%, or $1.8 million, to $7.5 million for the three months ended June 30, 2005 from $9.3 million for the three months ended June 30, 2004. Gross margin decreased to 38.4% for the three months ended June 30, 2005 from 45.2% for the three months ended June 30, 2004. The primary reasons for the decrease in margin were inventory write downs, primarily due to Carb Intercept, that were $614,000 larger during the first three months of 2005 than during the first three months of 2004; increases in the cost of raw materials, primarily whey, at Prolab resulting in approximately $396,000 more in cost of goods sold during the first three months of 2005 when compared to the first three months of 2004; product mix, and increases in the costs of such raw materials as Co-Enzyme Q10. It is the Company’s policy to evaluate its inventory on a monthly basis taking into consideration such factors as shelf life and the velocity of sales.  The precipitous decline in the sales of Carb Intercept, a decline which escalated in the second quarter of 2005, caused the Company to write down its Carb Intercept inventory in both the first and second quarters of 2005 due to a lack of sufficient consumer demand to use on-hand raw materials and finished goods before these materials would have expiring shelf lives.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses decreased 13.9%, or $783,000, to $4.9 million for the three months ended June 30, 2005 from $5.6 million for the three months ended June 30, 2004. Of the total decrease in expenditures, approximately $188,000 was due to lower shipping expenses during the second quarter of 2005 than the second quarter of 2004.  Sales and marketing payroll and payroll related expenditures were $137,000 less during the second quarter of 2005 than in the second quarter of  2004.  The balance of the decrease was due to less spending on traditional media.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, as well as insurance costs, professional fees related to legal, audit and tax matters and depreciation. General and administrative expenses decreased 8.3%, or approximately $188,000 to $2.1 million for the three months ended June 30, 2005 from $2.3 million for the three months ended June 30, 2004.  Due to the Company’s profit performance, $170,000 less was accrued for employee bonuses during the second quarter of 2005 than during the second quarter of 2004. The Company also benefited from a $215,000 settlement from its insurance carrier reimbursing the Company for expenses incurred in the defense of prior litigation.  This receipt was recorded as an offset to legal expenses.  This savings was offset by other legal expenses as well as the general cost of supporting the Company’s business.

INTEREST EXPENSE.  Interest expense was $160,000 for the three months ended June 30, 2005 as compared to $156,000 for the three months ended June 30, 2004.

INCOME TAX PROVISION. For the three months ended June 30, 2005 the Company’s effective tax rate was approximately 38.0%.  For the three months ended June 30, 2004 the Company’s effective tax rate was 40.5%.

SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

NET SALES Net sales decreased 9.3%, or $3.8 million, to $37.3 million for the six months ended June 30, 2005 from $41.1 million for the six months ended June 30, 2004. The most significant reason for the decrease in net sales was a decline in consumer demand for the Natrol brand’s Carb Intercept product.  Sales of this product were $5.0 million less during the six months ended June 30, 2005 than during the six months ended June 30, 2004. Sales of the Company’s Prolab sports nutrition products fell $1.7 million and ingredient/ private label sales fell approximately $580,000 when comparing the first six months of 2005 with the first six months of 2004.  Partially offsetting these declines were sales of new products as well as growth in other Natrol products.

GROSS PROFIT.  Gross profit decreased 19.7%, or $3.4 million, to $13.8 million for the six months ended June 30, 2005 from $17.2 million for the six months ended June 30, 2004. Gross margin decreased to 37.0% for the six months ended June 30, 2005 from 41.8% for the six months ended June 30, 2004.  The primary reasons for the decrease in margin were inventory write downs, primarily due to Carb Intercept, that were $780,000 larger during the first six months of 2005 than during the first six months of 2004; increases in the cost of raw materials, primarily whey, at Prolab resulting in approximately $475,000 more in cost of goods sold during the first six months of 2005 when compared to the first six months of 2004; product mix, and increases in the costs of such raw materials as Co-Enzyme Q10. It is the Company’s policy to evaluate its inventory on a monthly basis taking into consideration such factors as shelf life and the velocity of sales.  The precipitous decline in the sales of Carb Intercept, a decline which escalated in the second quarter of 2005,  caused the Company to write down its Carb Intercept inventory in both the first and second quarters of 2005 due to a lack of sufficient consumer demand to use on-hand raw materials and finished goods before these materials would have expiring shelf lives.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses decreased 11.8%, or $1.2 million, to approximately $9.0 million for the six months ended June 30, 2005 from $10.3 million for the six months ended June 30, 2004. Of the total decrease in expenditures, approximately $235,000 was due to lower shipping expenses during first six months of 2005 than during the first six months of 2004.  Sales and marketing payroll and payroll related expenditures were $521,000 less during the  first six months of 2005 than during the first six months of 2004.  The balance of the decrease was due to less spending on traditional media.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, as well as insurance costs and professional fees related to legal, audit and tax matters and depreciation. General and administrative expenses increased 8.8%, or $404,000 to $5.0 million for the six months ended June 30, 2005 from $4.6 million for the six months ended June 30, 2004.  Legal expenses were $612,000 more during the first six months of 2005 when compared to the first six months of 2004.  The increase was due to the timing of litigation and a $265,000 accrual related to a legal settlement relative to Andro-based products last sold by Prolab in August 2002.  The Company also spent $195,000 more during the first six months of 2005 on its Sarbanes-Oxley Compliance efforts than it did during the first six months of 2004. Offsetting these increases was a $432,000 reduction in the Company’s accrual for management incentives during the first six months of 2005 when compared to the first six months of 2004.  The accrual was reduced due to the Company’s profit performance.

INTEREST EXPENSE.  Interest expense was $320,000 for the six months ended June 30, 2005 as compared to $314,000 for the six months ended June 30, 2004.

INCOME TAX PROVISION. For the six months ended June 30, 2005 the Company’s effective tax rate was approximately 38.0%.  For the six months ended June 30, 2004 the Company’s effective tax rate was 40.3%.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company had working capital of $18.2 million as compared to $18.3 million in working capital at December 31, 2004. The Company’s cash balance at June 30, 2005 was approximately $3.9 million.

Net cash used by operating activities was $1.8 million for the six months ended June 30, 2005 versus net cash used  of $ 1.0 million for the six months ended June 30, 2004. Cash used by operating activities during the six months ended June 30, 2005  consisted primarily of cash provided by non-cash charges of $0.8 million offset by changes in operating assets and liabilities of $2.3 and the Company’s loss of $0.3 million. Cash used by operating assets and liabilities consisted primarily of an increase in accounts receivable of $1.9 million, an increase in inventory of $0.8 million and a decrease in payroll and related liabilities of $0.8 million. The increase in accounts receivable was due to the timing of sales and a large increase in the Company’s net under 30 days trade receivables.  The increased inventory was due to an increase in raw material inventory.  The Company is carrying larger inventories of certain raw material ingredients such as CoEnzyme-Q10 that have been in short supply. The decrease in payroll liabilities is due to the payment of incentive bonuses during the first quarter of 2005 that were accrued as an expense in the year ended December 31, 2004.  Offsetting these uses of cash was an increase in accrued expenses of $0.6 million, an increase in income taxes payable of $0.2 million, an increase in trade payables of $0.2 million, and a decrease in prepaid expenses of $0.1 million.

Net cash used in investing activities was $355,000 for the six months ended June 30, 2005 versus net cash provided of approximately $1.7 million during the six months ended June 30, 2004. During the six months ended June 30, 2005, the Company invested $380,000 in property and equipment and $25,000 of cash was provided from the conversion of miscellaneous other assets.

Net cash used in financing activities was approximately $36,000 for the six months ended June 30, 2005 as opposed to approximately $64,000 provided by financing activities during the six months ended June 30, 2004. During the six months ended June 30, 2005, the Company made principal payments of approximately $236,000 on its long-term debt and received approximately $200,000 from the exercise of stock options and the purchase of stock through the Company’s Employee Stock Purchase Plan.

As of June 30, 2005, the Company had $8.0 million of outstanding debt. The company has a $3.0 million line of credit in place, which, as of the end of the quarter, was unused.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the three months ended June 30, 2005 from the disclosures about market risk provided in Item 7a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)             The 2004 Annual Meeting of Stockholders of Natrol, Inc. (the “Annual Meeting”) was held on June 09, 2005.

b)            At the Annual Meeting, the following were re-elected to the Company’s Board of Directors:

	Votes For	Votes Withheld
Dennis R. Jolicoeur	13,330,819	52,815

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

NATROL, INC.

Date: August 12, 2005	By:	/s/ Elliott Balbert
Chairman, President and Chief Executive Officer

Date: August 12, 2005	By:	/s/ Dennis R. Jolicoeur
Chief Financial Officer and Executive Vice President