Form 10-Q
period 2005-09-30
NATROL INC
filed 2005-11-14
CIK 1025573

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

YES  ☒   NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date:

Class	November 13, 2005

Common stock, $0.01 par value	13,535,837

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Natrol, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,998	$6,022

Accounts receivable, net of allowances of $203 and $421 at September 30, 2005 and December 31, 2004, respectively	7,365	7,431
Inventory	12,101	9,723
Income taxes receivable	1,225	956
Deferred income taxes	814	814
Prepaid expenses and other current assets	970	793
Total current assets	26,473	25,739
Property and equipment:
Land, building and improvements	15,891	15,891
Machinery and equipment	5,880	5,332
Furniture and office equipment	3,207	3,112
	24,978	24,335
Accumulated depreciation	(9,002)	(8,022)
Property and equipment, net	15,976	16,313

Restricted cash	5,000	5,000
Deferred income taxes	3,628	3,628
Goodwill, net of accumulated amortization and impairment charge of $37,381	2,026	2,026
Other assets	170	218
Total assets	$53,273	$52,924

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,473	$2,904
Accrued expenses	3,823	2,483
Accrued payroll and related liabilities	1,158	1,589
Current portion of long-term debt	525	503
Total current liabilities	8,979	7,479
Long-term debt, less current portion	7,302	7,685
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.01 per share:
Authorized shares—2,000,000; Issued and outstanding shares-none
Common stock, par value of $0.01 per share:
Authorized shares—50,000,000
Issued and outstanding shares-14,456,137 and 14,281,928 at September 30, 2005 and December 31, 2004, respectively	144	143
Additional paid-in capital	62,982	62,709
Accumulated deficit	(23,253)	(22,211)
	39,873	40,641
Shares held in treasury, at cost-921,900 shares at September 30, 2005 and December 31, 2004	(2,881)	(2,881)
Total stockholders’ equity	36,992	37,760
Total liabilities and stockholders’ equity	$53,273	$52,924

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net sales	$15,390	$20,879	$52,663	$61,986
Cost of goods sold	9,884	12,214	33,365	36,147
Gross profit	5,506	8,665	19,298	25,839

Selling and marketing expenses	4,360	5,349	13,405	15,610
General and administrative expenses	2,226	2,539	7,228	7,139
Total operating expenses	6,586	7,888	20,633	22,749
Operating income (loss)	(1,080)	777	(1,335)	3,090

Interest income	49	25	140	69
Interest expense	(159)	(156)	(480)	(470)
Income (loss) before taxes	(1,190)	646	(1,675)	2,689
Income tax provision (benefit)	(448)	262	(632)	1,086
Net Income (loss)	$(742)	$384	$(1,043)	$1,603
Income (loss) per share:
Basic	$(.05)	$.03	$(.08)	$.12
Diluted	$(.05)	$.03	$(.08)	$.11

Weighted-average shares outstanding—basic and diluted
Basic	13,519,317	13,343,954	13,452,794	13,248,797
Diluted	13,519,317	14,059,462	13,452,794	14,063,781

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September,
	2005	2004

Operating activities
Net Income (loss)	$(1,043)	$1,603

Adjustments to reconcile income (loss) to net cash used in operating activities:
Change in net assets of discontinued operations	—	35
Depreciation and amortization	982	975
Loss on disposal of property and equipment	—	(1)
Provision for bad debts	218	76
Shares issued for services	—	2
Changes in operating assets and liabilities:
Accounts receivable	(152)	(1,291)
Inventory	(2,378)	(1,636)
Income taxes receivable/payable	(269)	(65)
Prepaid expenses and other current assets	(175)	8
Accounts payable	569	(798)
Accrued expenses	1,339	109
Accrued payroll and related liabilities	(430)	949
Net cash used in operating activities	(1,339)	(34)

Investing activities
Purchases of property and equipment	(644)	(745)
Reduction in goodwill	—	2,000
Other assets	47	(207)
Net cash provided by (used in) investing activities	(597)	1,048

Financing activities
Repayments on long-term debt	(362)	(241)
Proceeds from issuance of common stock	274	322
Net cash provided by (used in) financing activities	(88)	81
Net increase (decrease) in cash and cash equivalents	(2,024)	1,095
Cash and cash equivalents, beginning of period	6,022	2,599
Cash and cash equivalents, end of period	$3,998	$3,694

Supplemental Cash Flow Information
Cash paid during the year for:
Interest	$480	$472
Income taxes	$145	$1,128

See accompanying notes

NATROL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2004.  Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year or any other future period.

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

	3 Months Ended September 30,		9 Months Ended September 30,
	2005	2004	2005	2004
Net Income (loss)	$(742)	$384	$(1,043)	$1,603

Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax benefits (“Stock Compensation”)	23	23	41	51
Net Income (loss) — pro forma	$(765)	$361	$(1,084)	$1552

Net Income (loss) per share:
Basic—as reported	$(.05)	$.03	$(.08)	$.12
Diluted—as reported	$(.05)	$.03	$(.08)	$.11
Basic—pro forma	$(.06)	$.03	$(.08)	$.12
Diluted—pro forma	$(.06)	$.03	$(.08)	$.11

During the nine months ended September 30, 2005, 50,000 stock options were granted to employees with an average exercise price of $3.02 which equaled the fair market value of the underlying common stock on the dates of grant.

The fair value of the options is estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions for grants:

	Nine Months Ended September 30,
	2005	2004

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	61.34	65.87
Risk free interest rate	3.72%	3.56%
Expected life of options	5 years	5 years

These assumptions resulted in weighted-average fair values of $1.71, and $1.66 for each stock option granted in the nine months ended September 30, 2005 and 2004, respectively.

In December 2004, the FASB issued a revised version of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  For public entities, the revised statement indicated an effective date as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  However, the SEC announced on April 14, 2005 a new rule which allows companies to implement FASB Statement No. 123 at the beginning of the next fiscal year.  The Company intends to adopt Statement No. 123 in compliance with the revised implementation date on January 1, 2006.

3. INVENTORY

Inventories consist of the following:

	September 30, 2005	December 31, 2004

Raw material and packaging supplies	$7,312	$5,357
Finished goods	4,789	4,366
Total Inventory	$12,101	$9,723

4. SHIPPING AND HANDLING COSTS

The Company records all amounts charged to customers for shipping and handling as revenue. All outbound shipping and fulfillment costs are classified as selling and marketing expenses and totaled $2,400 and $2,763 for the nine months ended September 30, 2005 and 2004 respectively.

5. EARNINGS PER SHARE

Basic earnings per share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share has been computed by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents (stock options), when dilutive.  Stock options to purchase  2,302,420 common shares for the three and nine months ended September 30, 2005, and stock options to purchase 557,500  and 532,500 common shares for the three and nine months ended September 30, 2004 were outstanding but considered to be anti-dilutive.

During the nine months and quarter ended September 30, 2005, the Company respectively issued 174,209 and 41,322 shares of stock.  Of the total 174,209 shares issued, 28.533 shares were issued in conjunction with the terms of the Company’s Employee Stock Purchase program and 145,676 were issued to complete the exercise of outstanding stock options.

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The Company provides contract manufacturing services to other supplement companies. However, contract manufacturing is not a prime focus of the Company and is incidental to the Company’s operations.

Key issues for the Company’s management include product development, product introductions, inventory management, the cost and availability of raw materials, competition from companies which are substantially larger than the Company and controlling the cost of doing business in its various channels of trade.

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

Successful products can, at times, become unpopular almost overnight.  For example, the Company’s Carb Intercept product successfully grew its business through 2003 and 2004 before losing its popularity quickly in 2005 after low-carbohydrate diets fell out of favor.  During the first nine months of 2005, sales of Carb Intercept were $8.0 million less than in the first nine months of 2004.  Historically, such sharp declines do not happen often.  However, when they do, the Company’s resources can be affected in a number of ways.  For example, additional promotional dollars may be required to support falling demand and to prevent returns from customers.  In addition, inventory, which was previously considered good, may be scrapped because sales outlets cannot be found.  Products do not generally fail completely.  For example, in the case of Carb Intercept, although sales have been sharply reduced, shipments of Carb Intercept amounted to $1.3 million during the first nine months of 2005.  Moreover, consumer take-away at the Company’s larger customers who carry Carb Intercept have been improving and sales of Carb Intercept during the third quarter of 2005 were higher than in the second quarter of 2005.

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

A continuing issue is the ability of the Company’s largest customers to manage their own inventories.  At times, major retailers, in an effort to increase their own cash flow and working capital, will make decisions to reduce the levels of inventory they carry even if this may create out-of-stock conditions at some of their outlets.  During such efforts to lower inventory balances, retailers may cease ordering product for periods of time or even return product in order to further lower inventory balances.

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

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

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

Net sales decreased 26.3%, or $5.5 million, to $15.4 million for the third quarter of 2005 from $20.9 million in the third quarter of 2004.  The most significant reason for the decrease in net sales was a decline in consumer demand for the Natrol brand’s Carb Intercept product.  Sales of this product were $3.0 million less during the third quarter of 2005 than in the third quarter of 2004.

Sales of the Company’s Prolab sports nutrition brand were $1.2 million less in the third quarter of 2005 than in the third quarter of 2004 and the net revenue of the Company’s Essentially Pure Ingredients (EPI) division, which sells raw materials and contract manufacturing services, fell $500,000 when comparing the third quarter of 2005 with the third quarter of 2004.

The Company believes the decline in the Carb Intercept product paralleled that of the entire industry when Carb products fell out of favor towards the end of 2004.

Gross shipments of Natrol brand products (including Laci LeBeau) fell 14.6% or $2.4 million when comparing the third quarter of 2005 with the third quarter of 2004.  As previously noted, the loss of $3.0 million in Carb Intercept shipments was the primary cause of the decline.  Net revenue of the Natrol brand fell $3.8 million because the Company discounted heavily during the quarter and several of the Company’s larger mass market customers returned product at rates that were higher than anticipated.  The net result is that deductions from gross shipments (the difference between gross shipments and net revenue) increased  $1.4 million, from $1.9 million in the third quarter of 2004 to $3.3 million in the third quarter of 2005.  Of the $3.3 million in deductions, $1.5 was for returns with the balance being for payment discounts, promotional activity, price rollbacks and miscellaneous billing adjustments.

Approximately 60% of the decline in Prolab sales was due to a sharp fall off in sales to the Company’s Canadian distributor.  The Company is in contractual discussions with the distributor but, while the Company continues to negotiate issues surrounding the volume of sales to the Canadian distributor, there can be no guarantee that a favorable resolution is forthcoming.  More than half of Prolab’s products include dairy based whey powder.  The price of whey has risen substantially in 2005.  This has caused the Company to increase the price of Prolab’s leading products. It is possible that the price increases have affected Prolab’s volume. However, the Company is constantly reviewing its pricing strategy in the marketplace, a strategy which takes into consideration cost as well as market share and other competitive factors.

The decrease in net revenue for the EPI division was primarily due to the Company choosing to not continue to contract manufacture product for a customer that was not profitable for the Company.

GROSS PROFIT.  Gross profit decreased 36.5%, or $3.2 million, to $5.5 million for the three months ended September 30, 2005 from $8.7 million for the three months ended September 30, 2004. Gross margin decreased to 35.8% for the three months ended September 30, 2005 from 41.5% for the three months ended September 30, 2004.

As a percentage of gross shipments, cost of goods sold were less that one percent different in the third quarter of 2005 than in the third quarter of 2004. The reason for the reduced gross margin in 2005 is that deductions from gross shipments, which include invoice discounts, various forms of retailer incentives, returns, payment discounts and other miscellaneous discounts, amounted to 19.3% of gross shipments in the third quarter of 2005 as opposed to 9.8% in the third quarter of 2004.  Returns were

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses decreased 18.5%, or $1.0 million, to $4.4 million for the three months ended September 30, 2005 from $5.4 million for the three months ended September 30, 2004. Of the total decrease in expenditures, approximately $128,000 was due to lower shipping expenses during the third quarter of 2005 than the third quarter of 2004.  Sales and marketing payroll, payroll related and brokerage expenditures were $474,000 less during the third quarter of 2005 than in the third quarter of  2004. Cooperative advertising programs cost the Company $367,000 less during the third quarter of 2005 than the third quarter of 2004.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, as well as insurance costs, professional fees related to legal, audit and tax matters and depreciation. General and administrative expenses decreased 12.4%, or approximately $314,000 to $2.2 million for the three months ended September 30, 2005 from $2.5 million for the three months ended September 30, 2004.  Due to the Company’s profit performance, $195,000 less was accrued for employee bonuses during the third quarter of 2005 than during the third quarter of 2004. Legal expenses were $426,000 less for the three months ended September 30, 2005 than the three months ended September 30, 2004. These savings were partially offset by $114,000 of additional research and development expenditures and additional personnel expenditures.

INTEREST EXPENSE. Interest expense was $160,000 for the three months ended September 30, 2005 as compared to $156,000 for the three months ended September 30, 2004.

INCOME TAX PROVISION. For the three months ended September 30, 2005 the Company’s effective tax rate was approximately 37.7%.  For the three months ended September 30, 2004 the Company’s effective tax rate was 40.6%.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

NET SALES Net sales decreased 15.0%, or $9.3 million, to $52.7 million for the nine months ended September 30, 2005 from $62.0 million for the nine months ended September 30, 2004. The most significant reason for the decrease in net sales was a decline in consumer demand for the Natrol brand’s Carb Intercept product.  Sales of this product were $8.0 million less during the nine months ended September 30, 2005 than during the nine months ended September 30, 2004. Sales of the Company’s Prolab sports nutrition products fell $3.0 million and sales of the Company’s EPI division which sells ingredients and contract manufacturing services fell approximately $1.1 million when comparing the first nine months of 2005 with the first nine months of 2004.  Partially offsetting these declines were sales of new products as well as growth in other Natrol products.

Gross shipments for the Company fell 12.1%, falling less in percentage terms than the 15.0% decrease in net sales revenue.  The decrease in net sales revenue was more severe because offsets to revenue which consist primarily of invoice discounts, various forms of retailer incentives, returns, payment discounts, price rollbacks and other miscellaneous discounts amounted to 13.7% of gross shipments during the first nine months of 2005 as opposed to 10.7% of gross shipments during the first nine months of 2004. The result was $893,000 more in deductions in this period of 2005 than in 2004.

Approximately 47% of the decline in Prolab sales was due to a sharp fall off in sales to the Company’s Canadian distributor.  The Company is in contractual discussions with the distributor but, while the Company continues to negotiate issues surrounding the volume of sales to the Canadian distributor, there can be no guarantee that a favorable resolution is forthcoming. More than half of Prolab’s products include dairy based whey powder. The price of whey has risen substantially in 2005. This has caused the Company to increase the price of Prolab’s leading products. It is possible that the price increases have affected Prolab’s volume. However, the Company is constantly reviewing its pricing strategy in the marketplace, a strategy which takes into consideration cost as well as market share and other competitive factors.

The decrease in net revenue for the EPI division was primarily due to the Company choosing to not continue to contract manufacture product for a customer that was not profitable.

GROSS PROFIT.  Gross profit decreased 25.3%, or $6.5 million, to $19.3 million for the nine months ended September 30, 2005 from $25.8 million for the nine months ended September 30, 2004. Gross margin decreased to 36.6% for the nine months ended September 30, 2005 from 41.7% for the nine months ended September 30, 2004.

Cost of goods sold as a percentage of gross shipments were 2.6% higher during the first nine months of 2005 than the first nine months of 2004.  Approximately 20% of this increase was due to inventory write downs, primarily due to Carb Intercept, that were $461,000 larger during the first nine months of 2005 than during the first nine months of 2004.  It is the Company’s policy to evaluate its inventory on a monthly basis taking into consideration such factors as shelf life and the velocity of sales.  The precipitous decline in the sales of Carb Intercept caused the Company to write down its Carb Intercept inventory. Other factors included product mix and increases in the cost of raw materials, primarily whey for the Prolab brand Prolab and increases in the cost of Co-Enzyme Q10 for the Natrol brand.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses decreased 14.1%, or $2.2 million, to approximately $13.4 million for the nine months ended September 30, 2005 from $15.6 million for the nine months ended September 30, 2004. Of the total decrease in expenditures, approximately $363,000 was due to lower shipping expenses during first nine months of 2005 than during the first nine months of 2004.  Sales and marketing payroll, payroll related expenditures and brokerage fees were $1.1 million less during the first nine months of 2005 than during the first nine months of 2004.  The balance of the decrease was due to less media spending.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, as well as insurance costs and professional fees related to legal, audit and tax matters and depreciation. General and administrative expenses increased 1.3%, or $90,000 to $7.2 million for the nine months ended September 30, 2005 from $7.1 million for the nine months ended September 30, 2004.  Legal expenses were $187,000 more during the first nine months of 2005 when compared to the first nine months of 2004.  The increase was due to the timing of litigation and accruals related to a legal settlement.  The Company also spent $263,000 more during the first nine months of 2005 on its Sarbanes-Oxley Compliance efforts than it did during the first nine months of 2004. Research and development expenditures were $217,000 more in the first nine months of 2005 than the first nine months of 2004. Partially offsetting these increases was a $628,000 reduction in the Company’s accrual for management incentives during the first nine months of 2005 when compared to the first nine months of 2004.  The accrual was reduced due to the Company’s profit performance.

INTEREST EXPENSE.  Interest expense was $480,000 for the nine months ended September 30, 2005 as compared to $469,000 for the nine months ended September 30, 2004.

INCOME TAX PROVISION. For the nine months ended September 30, 2005 the Company’s effective tax rate was approximately 37.8%.  For the nine months ended September 30, 2004 the Company’s effective tax rate was 40.4%.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company had working capital of $17.5 million as compared to $18.3 million in working capital at December 31, 2004. The Company’s cash balance at September 30, 2005 was approximately $4.0 million.

Net cash used by operating activities was $1.3 million for the nine months ended September 30, 2005 versus net cash used  of $34,000 for the nine months ended September 30, 2004. Cash used by operating activities during the nine months ended September 30, 2005  consisted primarily of cash provided by non-cash charges of $1.2 million offset by changes in operating assets and liabilities of $1.5 million and the Company’s loss of $1.0 million. Cash used by operating assets and liabilities consisted primarily of an increase in accounts receivable of $0.2 million, an increase in inventory of $2.4 million, an increase in income taxes receivable of $0.3 million, an increase in prepaid expenses of $0.2 million and a decrease in payroll and related liabilities of $0.4 million.  The increased inventory was due to an increase in raw material inventory.  The Company is carrying larger inventories of certain raw material ingredients such as CoEnzyme-Q10 that have been in short supply and the Company has also purchased additional raw materials to take advantage of favorable pricing opportunities. The decrease in payroll liabilities is due to the payment of incentive bonuses during the first quarter of 2005 that were accrued as an expense in the year ended December 31, 2004.  Offsetting these uses of cash was an increase in accrued expenses of $1.3 million, an increase in income and an increase in trade payables of $0.6 million.

Net cash used in investing activities was $0.6 million for the nine months ended September 30, 2005 versus net cash provided of approximately $1.0 million during the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the Company invested $0.6 million in property and equipment.

Net cash used in financing activities was approximately $88,000 for the nine months ended September 30, 2005 as opposed to approximately $81,000 provided by financing activities during the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the Company made principal payments of $362,000 on its long-term debt and received $274,000 from the exercise of stock options and the purchase of stock through the Company’s Employee Stock Purchase Plan.

As of September 30, 2005, the Company had $7.8 million of outstanding debt. The company has a $3.0 million line of credit in place, which, as of the end of the quarter, was unused.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the three months ended September 30, 2005 from the disclosures about market risk provided in Item 7a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

During the third quarter of 2005, the Company consolidated all of the Prolab shipping functions, formerly located in Bloomfield, Ct., into its Chatsworth, California shipping facility.  The Prolab shipping facility, a building which is approximately 25,000 sq. ft.  in size, is unoccupied and is being offered for sale.

ITEM 6.  EXHIBITS

Exhibit 10.1	Change of Control Bonus Plan for Five Senior Executives.
Exhibit 31.1	Certification of President/CEO/Chairman
Exhibit 31.2	Certification of Chief Financial Officer
Exhibit 32.1	Certification of President/CEO/Chairman
Exhibit 32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATROL, INC.

Date: November 14, 2005	By:	/s/ Elliott Balbert
Chairman, President and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Dennis R. Jolicoeur
Chief Financial Officer and Executive Vice President