Form 10-K
period 2005-12-31
NATROL INC
filed 2006-03-30
CIK 1025573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS
PURSUANT TO SECTIONS 13 AND 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2005
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

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer ☐, an accelerated filer ☐  or an non-accelerated filer ☒ (as defined in Exchange Act Rule 126-2).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

The aggregate market value of the shares of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2005 was approximately $19.9 million based upon the closing price per share of the registrant’s Common Stock as reported on the NASDAQ National Market on such date. The calculation of holdings by non-affiliates is based upon the assumption, for these purposes only, that executive officers, directors, and persons holding 10% or more of the outstanding Common Stock are affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 8, 2006, the registrant had 13,559,648 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be used in connection with the solicitation of proxies for the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

NATROL, INC.

2005 ANNUAL REPORT on Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. Examples of forward looking statements include, but are not limited to, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “estimate,” “assume,” “plan,” or “anticipates” or the negative thereof, other variations thereon, or comparable terminology, or by discussions of strategy that predict or indicate future events or trends or that are not historical facts Similarly, discussions of strategy, although believed to be reasonable, are also forward-looking statements and are inherently uncertain.

These forward-looking statements include, but are not limited to, statements concerning the following:

•       Industry trends and competition within the vitamin, mineral and supplement (VMS) industry;

•       The effects of favorable and adverse publicity about our brands, products and the VMS industry;

•       Exposure to product liability and other legal claims and the cost of defense;

•       The effectiveness of our product development program and our need to develop new products that receive a high degree of consumer acceptance;

•       The effectiveness of our manufacturing, quality control, and inventory control measures;

•       The effectiveness of our marketing and sales efforts;

•       The cost of our marketing and sales efforts including the amount of payments which must be made to customers for slotting fees, coop advertising and other fees;

•       The regulatory environment and the possibility that laws such as The Dietary Supplement Health and Education Act of 1994 (DSHEA) which benefit the industry are amended in a way that hurts the industry;

•       Our dependence upon certain large customers;

•       Our ability to attract talented management and staff;

•       Our ability to execute and modify our business plan as the business environment changes;

•       Our ability to successfully consummate and integrate future acquisitions;

•       Our ability to obtain sufficient raw materials at competitive prices;

•       Our ability to protect our intellectual property;

•       Our ability to raise capital at reasonable rates;

•       The effectiveness of our disclosure controls and procedures and our internal control over financial reporting;

•       The cost of insurance and the limited scope of our self-insurance program; and,

These statements involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” in Item 1A of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

PART I

ITEM 1.                BUSINESS

Our executive offices are located at 21411 Prairie Street, Chatsworth, California 91311 and our telephone number is 818-739-6000. Company information may be accessed via our web site at http://www.natrol.com. Unless the context otherwise requires the terms the “Company,” “Natrol,” “our,” and “us” refer to Natrol, Inc. and, as applicable, its subsidiaries.

GENERAL

We manufacture and market branded, high-quality dietary supplements, herbal teas, and sports nutrition products under three labels: the Natrol® brand, the Laci Le Beau® brand of herbal teas, and the Prolab® sports nutrition brand. To a limited degree, we also market a few nutraceutical ingredients to other manufacturers of supplements or fortified foods through our Essentially Pure Ingredients® (EPI) raw material supply division, which also sells contract-manufacturing services to companies within the nutraceutical industry.

Our core Natrol brand focuses on supplements that are in high demand as well as specialty niche and proprietary formulations that have potentially strong margins. We position Natrol as a premium brand of supplements rather than as a value brand.

The majority of the dietary supplements we sell are sold under the Natrol brand. These supplements include vitamins, minerals, hormonal supplements, herbal products and specialty combination formulas that contribute to an individual’s physical and mental well being. We sell our products through multiple distribution channels throughout the United States. These channels include domestic health food stores and mass-market drug, clubs, retail and grocery store chains. We also sell our products through independent catalogs, Internet shopping sites, and within approximately 40 foreign countries through international distributors. Our Natrol brand strategy emphasizes building strong recognition of the Natrol brand across multiple distribution channels through a marketing strategy that includes print, television, radio and coop advertising and public relations campaigns that are designed to build consumer awareness and increase the purchase of our products by consumers.

Herbal teas are sold under the Laci Le Beau brand. Laci Le Beau teas are flavored herbal teas. The primary tea category is our Super Dieter’s Tea®. We use the same sales people and brokers to sell herbal teas as supplements. And, as with our supplement business, our Laci Le Beau strategy emphasizes building strong recognition of the Laci Le Beau brand across multiple distribution channels.

The Prolab sports nutrition line of products is targeted to body builders and health minded individuals seeking a high degree of physical fitness. Prolab’s products include supplements designed to help these individuals gain and lose weight as well as improve muscle mass and muscle definition. Prolab products are sold primarily through sports nutrition retail stores, fitness centers, websites, health-food stores and, internationally, through designated distributors. Prior to October 2003, Prolab was operated as a separate operating segment with its own management and administration. This operating segment was managed in Bloomfield, Connecticut. During 2003, we integrated Prolab into the core Natrol business with Prolab becoming a sub-brand within Natrol similar to Laci Le Beau. This consolidation was completed at the end of the third quarter of 2003 and, as of the fourth quarter of 2003, we no longer reported Prolab as a separate operating entity. As of the completion of the consolidation, the management and administration of Prolab was consolidated into our headquarters in Chatsworth, California and the only functions remaining in Bloomfield, Connecticut were warehousing and distribution. These last two functions were transferred to our shipping and warehousing facility in Chatsworth, California in September 2005. Prolab’s Bloomfield, Connecticut warehouse was sold in January 2006.

We also sell nutraceutical grade ingredients such as garlic and arabinogalactan to other manufacturers through our EPI division. The EPI division also markets Natrol’s manufacturing capabilities to other nutraceutical businesses that need contract manufacturing support. EPI shares all of Natrol’s resources including Natrol’s headquarters facility, its manufacturing and research and development personnel and expertise, its financial resources, as well as accounting and management resources.

Natrol’s consumer products fall into the general definition of vitamin, minerals, herbs and dietary supplements. Each year, we strive to broaden our product offerings so as to increase revenue and gross profits while lessening dependence upon any one product. We divide our business, other than the EPI business, into approximately 50 product categories. The products in these categories are packaged into approximately 500 stock keeping units (SKUs).

Only one product category, Ester-C®, has represented more than 10% of revenue in each of the last three years. In addition, the Carb Intercept® category represented more than 10% of revenue in 2004.

We actively participate in and financially support a number of scientific and educational industry organizations that promote consumer well being. These include Citizens for Health, the National Nutritional Foods Association (NNFA), the American Herbal Products Association, the American Herbal Pharmacopoeia, and the American Botanical Council. We are a founding member of the Dietary Supplement Education Alliance (DSEA) of which our Chairman and Founder, Mr. Elliott Balbert, is the past CEO and currently a board member. We are also an active supporter of the Vitamin Angel Alliance where Mr. Balbert also serves as a Board member. The DSEA is a not-for-profit organization consisting of more than 60 companies whose role is to improve public health by communicating the benefits of dietary supplements. The Vitamin Angel Alliance contributes vitamins to needy recipients around the world.

BUSINESS STRATEGY

Quality Supplier

Our primary business strategy is to position ourselves as a quality supplier of nutraceutical products that can be trusted by consumers and retailers alike. The Natrol and Laci Le Beau brands are sold across multiple channels of distribution including health food stores, mass-market retail outlets including club stores, catalogs and Internet sales organizations. The Prolab brand is also sold across multiple channels of distribution but sales through the mass-market channel of distribution are limited because this is not a channel where sports nutrition products are primarily sold.

As a quality supplier, we place a strong emphasis on quality control because we believe that quality standards play a critical factor in consumer purchasing decisions and in differentiating the Natrol brand. Our products are manufactured in accordance with all applicable federal regulations as well as current Good Manufacturing Practices (GMPs) standards set by the NNFA. We carefully review our products to ensure regulatory compliance, safety and efficacy.

Product Innovation

A core part of our business strategy is to be a product leader. As such our Research and Development (R&D) department is constantly working to identify and develop new products and technologies related to the supplement business. Products can be internally developed or acquired from third parties and we are open to acquiring intellectual property, specific products and even entire businesses that can help us succeed in our mission to improve the physical and mental well being of people everywhere.

New products, even with large resources, are difficult to develop or acquire. Even so, an important part of our business strategy is to work to develop products that are innovative.

Customer Relations

As a quality supplier of nutraceutical products, our strategy includes developing and maintaining strong working relationships with our customers.

Our sales and marketing teams work with mass-market retailers to ensure that our most profitable and rapidly selling items remain on retailers’ shelves while constantly seeking to obtain more shelf space for additional, potentially profitable, items.

We believe that within the health food store channel of distribution, our products are under-represented and our strategy within that channel of trade is to ensure that retail outlets carry a higher percentage of what we consider to be our core line of products.

Maintain Infrastructure for Growth

We have a state-of-the-art SAP enterprise resource planning software system to manage production, sales and accounting. Our quality control laboratories meet GMP standards. We continually invest in manufacturing and we seek to employ talented personnel at all levels of the organization. We have a history of investing in our infrastructure to ensure that we can meet the needs of our customers. We regularly evaluate our operations and as a business strategy make investments in building and maintaining our infrastructure as necessary.

Experienced Management Team

Our management team has extensive experience in the nutritional supplement industry and has developed long-standing relationships with our suppliers and customers. We believe that the quality of our management team at all levels is important and we seek to employ managers with experience in each respective position.

SALES

BRANDED PRODUCTS

We distribute Natrol supplements and Laci Le Beau herbal teas primarily to domestic, independent, health food stores and mass-market club, drug, retail and food stores. Although we sell the same Natrol or Laci Le Beau products to both the health food and mass-market channels of distribution, we have built different sales organizations to meet the differing requirements of each channel of trade.

Natrol and Laci Le Beau products are sold to health food stores primarily through leading national distributors, including United Natural Foods, Nature’s Best and Tree of Life. These products are also sold by health food store chains such as Wild Oats Markets, Whole Foods Market, GNC, Fred Meyer Nutrition Centers and The Vitamin Shoppes, as well as by most independent health food stores.

Within the health food channel of trade, we maintain a sales staff of regional representatives across the country managed by a national manager who reports to the Vice President of Sales. These sales representatives call on individual storeowners and distributors promoting the Natrol and Laci Le Beau lines.

The mass-market distribution channel is also managed by the Vice President of Sales. We employ three sales managers who manage an independent broker network of more than 40 groups throughout the country. Our employees directly service some of our larger mass-market accounts while independent brokers service others in conjunction with the sales people and management. We sell our products to mass-market merchandisers either directly or through distributors of vitamins, minerals and other supplement products such as: Amerisource Bergen, McKesson, and Cardinal.

Our major drug, club and mass-market retail and grocery customers include:

• Albertsons	• Dominick’s	• Rite Aid
• BJ’s Wholesale Club	• Hannaford	• Sam’s
• Brooks/Eckerd	• HEB	• Vons
• Costco	• Kroger	• Walgreens
• CVS	• Longs Drug	• Wal-Mart

Sales of vitamins and other supplements within the mass-market channel of trade are extremely competitive with all vendors competing vigorously to defend their positions within each mass-market account. Many mass-market retailers emphasize their own in-house private label brand, which creates additional competition. Vendors to the mass-market class of trade continually analyze their own shelf space as well as that of their competitors in an effort to maximize profits for themselves and the mass-market retailer. The result is a natural cycle in which companies such as ours prune slower moving items from store shelves, replacing them with faster selling products. Our central strategy is to ensure that our most profitable and rapidly selling items remain on retailers’ shelves while we try to obtain more shelf space for additional, potentially profitable, items.

Throughout the last decade there has been substantial consolidation within the mass-market channel of trade. In late 2004, the Eckerd drug store chain was sold by its parent company, J.C. Penney, to the CVS and the Brooks drugstore chains. When one chain is bought by another, the vendors to the acquired retailer will gain or lose business depending upon the intent of the acquiring company. In the case of the Eckerd acquisition, Eckerd carried more of our products than did CVS and Brooks at the time of the acquisition. The result was that during 2005, CVS and Brooks returned $0.9 million more of our products than in 2004. The number of our items carried in the old Eckerd stores was reduced. We are working to expand our shelf space at these chains but there is no guarantee that our shelf space will expand in the immediate future. How a consolidation will affect a vendor is difficult to quantify immediately after the announced consolidating event because representatives of the acquirer and the acquired business are most often difficult to reach and IT systems in each company typically do not work well with each other. The result is that smaller vendors have to wait for months before being able to obtain an accurate description of the acquirer’s plans. The returns were posted as a reduction of gross sales thereby reducing net revenue.

Within the health food store channel of distribution, we believe that our product line is under-represented and our strategy within this channel of trade is to ensure that retail outlets carry a higher percentage of what we consider to be our core line of products.

We provide retailers in both the health food store and the mass-market distribution channels with a wide array of comprehensive services tailored to meet their individual needs. In the health food store channel, our dedicated sales force maintains direct and regular contact with key store personnel informing them of new product developments and industry trends, aiding them in the design of store sets and creating merchandising programs that promote brand and category awareness. In the mass-market distribution channel our regional managers and independent brokers work with corporate buyers focusing on new products, special promotional activities and brand and category awareness in order to improve the consumer purchases of our products and increase the movement of items through each outlet. The objective of these activities is to build strong relationships with our marketing partners, to increase the number of stores carrying our products and improve the profitability of the items sold within each of our trading partners.

Prolab products are sold primarily through sports nutrition retail stores, fitness centers, web sites, health food stores and internationally through designated distributors. Approximately 34.3% of Prolab’s sales are to distributors who sell products to European, Canadian and other non-domestic accounts. Approximately 22% of this or 7.5% of Prolab’s gross shipments were to a Canadian distributor in 2005.

The Prolab business fell nearly $3.0 million in 2005. A key factor was our Canadian distributor whose sales in 2005 declined $1.5 million when compared to 2004. During the year, we worked to resolve issues with this distributor as they relate to contractual minimum purchases, pricing, and strategies for building the Prolab brand. The issues were not resolved to what we believe are our best interests and as a result, during the first quarter of 2006, we stopped shipping this distributor product. We are contractually prevented from using a different distributor in Canada (outside of Quebec) until 2007. We believe that despite the immediate problems this presents in terms of gross sales and net income, our long term prospects in Canada are better if we sell directly in Canada or find another distributor who is willing to build the Prolab brand in a manner we believe is appropriate.

Prolab’s domestic sales are primarily to wholesalers who in turn service retail accounts. Prolab’s wholesaler network focuses on health food stores, health clubs and fitness facilities that cater to body builders and other individuals seeking a high level of fitness.

Only one of our customers, Walgreens, which accounted for 12.8% of net sales, represented more than 10% of net sales for the year ended December 31, 2005. No customer represented more than 10% of net sales in 2004 or 2003.

CONTRACT MANUFACTURING AND INGREDIENT SUPPLY SALES: EPI

Our contract manufacturing services are marketed through EPI. We manufacture a number of products for customers who distribute the products under their own private labels. As a contract manufacturer, we will often assist our customers in the formulation of their products. Contract manufacturing accounted for approximately 4.3% of our net sales in 2005.

In our bulk ingredient business, EPI sells nutraceutical grade garlic, arabinogalactan and miscellaneous ingredients to other manufacturers of nutritional products. Bulk ingredient sales accounted for 1.6% of our net sales in 2005.

During 2005, we continued to de-emphasize the EPI division, a process that began in 2004. During 2004, we ended our supply relationship with ConAgra Foods, Inc., which had been supplying us garlic and vegetable powders, and, in early 2005, with Larex Inc., which had been supplying us with arabinogalactan. Furthermore, in 2005, we re-examined the profitability of all contract-manufacturing customers and made the decision to stop producing items that did not deliver minimum profit levels.

Net shipments of the EPI division fell from $6.5 million in 2004 to $4.7 million in 2005. Although revenue has declined, the net contribution of the EPI division has improved due to higher margins on the remaining business and lower expenses to maintain the business that we now have.

Our strategy with respect to contract manufacturing business is to selectively bid on profitable contract manufacturing business that can help us improve the utilization of our manufacturing plant.

MARKETING

BRANDED PRODUCTS

Management believes that our strategy of selling the Natrol, Laci Le Beau and Prolab brands through all appropriate channels of distribution including the health, mass-market, convenience store, fitness and health clubs and Internet channels distinguishes us from our competition. Most competitors sell products into each channel using different brand names within each channel.

Our core strategy has been to build the Natrol, Laci Le Beau and Prolab brand names within multiple channels of distribution in order to develop increased brand awareness and strong brand recognition among consumers seeking products with a reputation for quality.

We have utilized public relations campaigns, coupons, and outdoor billboard, print, radio and television advertising as well as cooperative and other incentive programs to build consumer awareness and generate sales revenue.

Our Marketing and Sales groups periodically review our media mix for its effectiveness in creating consumer demand. As such, our use of certain media in past operating periods is not necessarily an indicator of media choices to be made in future operating periods.

INGREDIENT SUPPLY SALES AND CONTRACT MANUFACTURING SALES

Our EPI division relies primarily on visibility developed through trade shows, word-of-mouth and the established relationships of the Natrol and Prolab sales forces to develop awareness of our services.

RESEARCH & DEVELOPMENT

We are committed to developing or acquiring new products that meet changing consumer demand. Product innovation is part of our core strategy. Our R&D department is staffed with technical experts who monitor developments within the dietary supplement industry. The R&D staff reviews the relevant scientific and medical literature and meets with vendors to evaluate new ingredients and product concepts. The department is constantly seeking to acquire new products, product rights, and technologies that can be profitably marketed to our customers. In the early stages of research, the R&D department works with the Sales and Marketing departments to identify which of the emergent scientific or technical developments best addresses an unmet consumer need. R&D then develops the concept into a commercially viable product.

Product development undergoes a formal process where products are screened through physical, chemical and regulatory challenges. Before a product is introduced, the R&D, Quality Assurance and Legal departments review the safety and efficacy of ingredients, set specifications for raw materials and finished products, establish label claims and assess potential patent, trademark, legal or regulatory issues. The R&D department ensures product manufacturability and assists in ensuring that all of our products meet label claims and that all formulations are safe and efficacious to the standards that have been developed.

MANUFACTURING AND PRODUCT QUALITY

DIETARY SUPPLEMENTS

Our commitment to consumers is to produce highly efficacious products that can be trusted for their quality. Our products are manufactured in full compliance with the GMP standards set by the NNFA.

We manufacture most of our tablets and capsules in our 90,000 square foot manufacturing facility/headquarters located in Chatsworth, California. At this facility, we manufacture tablets and capsules, which account for the vast majority of our supplement sales. Our liquid products, powders, softgels and herbal teas are outsourced to third party manufacturers.

We are capable of producing four million tablets and capsules per eight-hour shift and 420,000 bottled goods per week. We make every effort to fulfill and ship all orders within 48 hours.

We place a strong emphasis on our quality control practices because we believe that quality standards play a critical factor in consumer safety, purchasing decisions and in differentiating our brands.

Our procedures require that all raw materials be tested from the receiving stage and stored in quarantine area until they are approved for use by our Quality Control department. Bulk materials are tested for physical characteristics, active ingredient content, and for contamination such as heavy metals and microbes.

Raw Material Supply:

We obtain our raw materials from third-party suppliers. Many of the raw materials used in our products are harvested internationally. We do not have substantial multi-year contracts with suppliers committing such suppliers to provide the materials required for the production of our products. During the last decade, coenzyme Q10, natural vitamin E, beta-carotene, melatonin, kava, and a select number of other raw materials have had significant price fluctuations as a result of short supply and/or increases in demand. As a result, we have experienced occasional shortages of raw materials for a limited number of our products or, alternately, supply for these raw materials has only been available at sharply higher prices. Two of our suppliers each accounted for more than 10% of our purchases in 2005 and three of our suppliers each accounted for more than 10% of our inventory purchases in 2004. The loss of any of these suppliers could have a material adverse effect on our ability to produce and sell goods. We do not have material long-term supply agreements with these suppliers.

Raw materials are quarantined and tested by our quality control department before they are released for production.

Specialty Suppliers:

We sell a limited number of products under a supplier’s trademark. In 2005, the most significant of these was our Ester-C line of products, which accounted for approximately 12.2% of our gross sales. When we market products under a supplier’s trademark, we are limited to that single supplier as a source of raw materials for that product. As a result, any shortage of raw materials from that supplier would adversely affect our ability to manufacture that product. Price increases from these suppliers could severely impact the profitability of these items. Our inability to obtain adequate supplies of raw materials for our products at favorable prices could have a material adverse effect on our business, financial condition and results of operations.

Our only source of arabinogalactan is a single suppler, Larex, Inc. We do not believe that other sources of nutraceutical grade arabinogalactan are readily available from other suppliers.

Shipping Facilities:

We ship all of our products from our 132,000 square feet warehouse facility located less than one-quarter mile from our headquarters/manufacturing facility. Approximately 52,000 square feet of this warehouse facility is subleased. Rental income was approximately $300,000, $389,000, and $473,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The remaining 80,000 square feet is being used to ship finished goods to our customers. Finished goods are transferred from our packaging lines to the distribution facility for storage prior to shipment to customers.

HERBAL TEAS

We rely upon a single third party for the milling and processing of our Laci Le Beau herbal teas.

PROLAB

We produce the majority of Prolab supplements that are sold in tablet or capsule form. However, we rely on third party vendors to process and package most of Prolab’s products, which consist of powders such as whey.

TRADEMARKS AND PATENTS

We regard our trademarks, patents and other proprietary rights as valuable assets and we believe that protecting our key trademarks is crucial to our business strategy of building strong brand name recognition and that such trademarks have significant value in the marketing of our products.

Our policy is to pursue registrations for all of the trademarks associated with our key products. Federally registered trademarks have a perpetual life, provided that they are maintained and renewed on a timely basis and used correctly as trademarks, subject to the rights of third parties to attempt to cancel a trademark if priority is claimed or confusion of usage. We rely on common law trademark rights to protect our unregistered trademarks as well as our trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. Furthermore, the protection available, if any, in foreign jurisdictions may not be as extensive as the protection available to us in the United States.

We have received one United States patent for our Kavatrol product and we  have received two United States patents related to two amino acid products, SAF and SAF for Kids. When appropriate, we will seek to protect our research and development efforts by filing patent applications for proprietary products. To the extent that we do not have patents on our products, another company may replicate one or more of them.

Although we seek to ensure that we do not infringe on the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us.

COMPETITION

The dietary supplement industry is highly competitive. Competition is based primarily on price, quality and assortment of products, customer service, marketing support, and the availability of new products. We compete by positioning ourselves as a supplier of quality products, oftentimes with unique compositions, as opposed to positioning ourselves as a value brand, which competes primarily through low pricing.

Our direct competition is made up of publicly and privately owned companies, many of which are fragmented in terms of both geographical market coverage and product categories. Many companies with which we compete are larger in size and have greater financial, personnel, distribution and other resources. Numerous competitors sell broader product lines than we do.

Our principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. In the mass-market distribution channel, our principal competition comes from broadline manufacturers, major private label manufacturers and other companies. In addition, several large pharmaceutical companies compete with the nutritional supplement companies. Competition from such companies is difficult because these companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than what we have. We also face strong competition in both the health food store and mass-market distribution channels from private label dietary supplements offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains.

REGULATORY MATTERS

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of our products are subject to regulation by numerous governmental agencies. Our products are subject to regulation by, among other regulatory entities, the Consumer Product Safety Commission (CPSC), the U.S. Department

of Agriculture (USDA), the Environmental Protection Agency (EPA) and the U.S. Food and Drug Administration (FDA). Advertising and other forms of promotion and methods of marketing are subject to regulation primarily by the U.S. Federal Trade Commission (FTC), which regulates these activities under the Federal Trade Commission Act (FTCA). The manufacture, labeling and advertising of our products are also regulated by various state and local agencies as well as those of each foreign country to which we distribute our products.

The Dietary Supplement Health and Education Act of 1994 (DSHEA) revised the provisions of the Federal Food, Drug, and Cosmetic Act (FFDC Act) concerning the regulation of dietary supplements. The substantial majority of the products we market are regulated as dietary supplements under the FFDC Act.

Under the current provisions of the FFDC Act, there are four categories of claims that pertain to the regulation of dietary supplements. Health claims are claims that describe the relationship between a nutrient or dietary ingredient and a disease or health related condition and can be made on the labeling of dietary supplements if supported by significant scientific agreement and authorized by the FDA in advance via notice and comment rulemaking. Nutrient content claims describe the nutritional value of the product and may be made if defined by the FDA through notice and comment rulemaking and if one serving of the product meets the definition. Statements of nutritional support or product performance, which are permitted on labeling of dietary supplements without FDA pre-approval, are defined to include statements that: (i) claim a benefit related to a classical nutrient deficiency disease and disclose the prevalence of such disease in the United States; (ii) describe the role of a nutrient or dietary ingredient intended to affect the structure or function in humans; (iii) characterize the documented mechanism by which a dietary ingredient acts to maintain such structure or function; or (iv) describe general well-being from consumption of a nutrient or dietary ingredient. In order to make a nutritional support claim, the marketer must possess adequate substantiation to demonstrate that the claim is not false or misleading and if the claim is for a dietary ingredient that does not provide traditional nutritional value, prominent disclosure of the lack of FDA review of the relevant statement and notification to the FDA of the claim is required. Drug claims are representations that a product is intended to diagnose, mitigate, treat, cure or prevent a disease. Drug claims are prohibited from use in the labeling of dietary supplements.

Claims made for our dietary supplement products may include statements of nutritional support and health and nutrient content claims when authorized by the FDA or otherwise allowed by law. The FDA’s interpretation of what constitutes an acceptable statement of nutritional support may change in the future thereby requiring that we revise our labeling. In addition, a dietary supplement that contains a new dietary ingredient (i.e., one not on the market before October 15, 1994) must have a history of use or other evidence of safety establishing that it is reasonably expected to be safe. The manufacturer must notify the FDA at least 75 days before marketing products containing new dietary ingredients and provide the FDA the information upon which the manufacturer based its conclusion that the product has a reasonable expectation of safety. There is no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that we may wish to market, and the FDA’s refusal to accept that evidence could prevent the marketing of the new dietary ingredients and dietary supplements containing a new dietary ingredient. The FDA is in the process of developing guidance for the industry to clarify the FDA’s interpretation of the new dietary ingredient notification requirements, guidance that may result in new and significant regulatory barriers for new dietary ingredients.

The FDA in the first quarter of 2004 banned ephedrine products. We discontinued the sale of ephedrine-based products in the first quarter of 2003.

The FDA has also announced its intention to promulgate new GMPs specific to dietary supplements, to fully enforce DSHEA and monitor compliance with the Bioterrorism Act of 2002.

Our failure to comply with applicable FDA regulatory requirements could result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. We intend to comply with the new GMPs once they are adopted. The new GMPs, predicted to be finalized shortly, would be more detailed and stringent than the GMPs that currently apply to dietary supplements and may, among other things, require dietary supplements to be prepared, packaged, produced and held in compliance with regulations similar to the GMP regulations for drugs. There can be no assurance that, if the FDA adopts GMP regulations for dietary supplements, we will be able to comply with the new regulations without incurring a substantial expense.

As a result of our efforts to comply with applicable statutes and regulations, we have from time to time reformulated, eliminated or relabeled certain of our products and revised certain advertising claims. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on our business, financial condition and results of operations.

Our advertising of dietary supplement products is subject to regulation by the FTC under the FTCA. Section 5 of the FTCA prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTCA provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims made for our products.

On November 18, 1998, the FTC issued “Dietary Supplements: An Advertising Guide for Industry.” This guide provides marketers of dietary supplements with guidelines on applying FTC law to dietary supplement advertising. It includes examples of the principles that should be used when interpreting and substantiating dietary supplement advertising. Although the guide provides additional explanation, it does not substantively change the FTC’s existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify the adequacy of the support behind such claims. Our internal staff, in conjunction with outside counsel, reviews our advertising claims for compliance with FTC requirements.

The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process, cease and desist orders and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. A violation of such orders could have a material adverse effect on our business, financial condition and results of operations.

Advertising and labeling for dietary supplements and conventional foods are also regulated by state, county and other local governmental authorities. Some states also permit these laws to be enforced by Private Attorney Generals. These Private Attorney Generals may seek relief for consumers, seek class action certifications, seek class-wide damages, seek class-wide refunds and product recalls of products sold by us. In the ordinary course of business, we are named as a defendant in these types of state governmental agency and Private Attorney General Actions along with other vitamin and supplement companies. Until the courts rule that laws have been violated, that the actions can proceed by state governmental agencies or Private Attorney General Class Actions and that cognizable injuries have occurred, we do not believe such actions will have any material impact on our operations. There can be no assurance that state and local authorities will not commence regulatory action, which could restrict the permissible scope of our product advertising claims, or products that can be sold in the future.

Governmental regulations in foreign countries where we plan to begin or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of our products. Compliance with such foreign governmental regulations is generally the responsibility of our distributors for those countries. These distributors are independent contractors over whom we have limited control.

We manufacture certain products pursuant to contracts with customers who distribute the products under their own or other trademarks. Such private label customers are subject to government regulations in connection with their purchase, marketing, distribution and sale of such products. We are subject to government regulations in connection with our manufacture, packaging and labeling of these products. However, our private label customers are independent companies, and their labeling, marketing and distribution of their products is beyond our control. The failure of these customers to comply with applicable laws or regulations could have a material adverse effect on our business, financial condition and results of operations. We may be named in legal proceedings directed at the independent companies’ sales and liability creating activities.

We may be subject to additional laws or regulations by the FDA or other federal, state, county, local or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as DSHEA, or more stringent interpretations of current laws or regulations, from time to time in the future. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations, legal proceedings or administrative orders, when and if promulgated or initiated, would have on our business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could have a material adverse affect on our business, financial condition and results of operations.

EMPLOYEES

As of December 31, 2005, we had 256 employees. Of such employees, approximately 40 were engaged in marketing and sales, 172 were devoted to production and distribution and 44 were responsible for management and administration. Our employees are not covered by a collective bargaining agreement. We consider our relations with our employees to be good.

AVAILABLE INFORMATION

The Securities and Exchange Commission (SEC) maintains an Internet site (http://www.sec.gov), which contains reports, proxy and information statements, and other information regarding us. Our Annual Report on Form 10-K filed with the SEC includes all exhibits required to be filed with the SEC. We make available, free of charge, on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such reports are available as soon as is reasonably practicable after we electronically file such materials with the SEC. Additionally, copies of this Annual Report on Form 10-K, not including any of the exhibits listed under Item 15 of this Annual Report on Form 10-K, are available without charge upon request.

ITEM 1A:       RISK FACTORS

Forward Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act. These statements regard our expectations, hopes, beliefs, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases, such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial performance, revenue and expense levels in the future, and the sufficiency of our existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements or for the reasons discussed below. The fact that some of the risk factors may be the same or similar to past reports we have filed with the SEC means only that the risks are present in multiple periods. We believe that many of the risks detailed here are part of doing business in the industry in which we operate and compete and will likely be present in all periods reported. The fact that certain risks are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report, and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in these forward-looking statements.

Our ability to predict results or the effect of certain events on our operating results is inherently uncertain. Therefore, we caution each reader of this report to carefully consider the following factors and certain other factors discussed herein and in other past filings with the Securities and Exchange Commission.

Factors that could cause or contribute to our actual results differing materially from those discussed herein and in any forward looking statement or adversely affect the price of our Common Stock include, but are not limited to, the following factors:

Specific Corporate Risks:

Reduced Product Liability Insurance Coverage and Exposure to Product Liability Claims.   As with other retailers, distributors and manufacturers of products designed for human consumption, we face an inherent risk of exposure to product liability claims. We may be subjected to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. In addition, although we maintain strict quality controls and procedures, including the quarantine and testing of raw materials and qualitative and quantitative testing of selected finished products, there can be no assurance that the our products will not contain contaminated substances. In addition, in certain cases, we rely on third party manufacturers for our products.

Natrol and its other brands, Laci Le Beau and Prolab, have each sold ephedrine-based products in past years. The volume of such sales has not been large relative to the overall sales and, as of March 31, 2003, we stopped selling or manufacturing ephedrine-based products. The sale of ephedrine-based products in the United Stated was banned by the U.S. Food and Drug Administration (FDA) in February 2004.

Since 2002, product liability insurance for ephedrine-based products has been generally unavailable. Occurrence-based product liability insurance became unavailable during the fourth quarter of 2002. “Claims-made insurance,” was offered to us only with substantially lower limits than we had carried in prior years and at rates that were many times higher than those paid in prior years. As of July, 2003, we chose to self-insure against product liability claims due to the high price of product liability insurance, the inability to secure occurrence based coverage, as well as the limited amount of coverage provided by insurers willing to provide insurance at high prices. We deposited $5.0 million for a five-year policy term with an insurance carrier who provides certificates of insurance to our vendors. The $5.0 million earns interest and is classified as a non-current asset entitled “Restricted Cash” on the accompanying consolidated balance sheet. The $5.0 million is fully refundable should we decide to end the self-insurance program at the end of the policy term.

There can be no assurance that insurance will, in future years, be available at a reasonable cost or available with limits that meet the requirements of our customer base, or, if available, will be adequate to cover liabilities or that any insurance carrier will be willing to continue assisting us with our self insurance program in future years. Accordingly, if insurance coverage is inadequate or unavailable, we may face additional claims not covered by insurance, claims that exceed coverage limits or that are not covered, which could have a material adverse effect on us.

In order to limit exposure to lawsuits, we generally seek contractual indemnification from parties supplying raw materials for our products or manufacturing or marketing our products, and request to be added as an additional insured under such parties’ insurance policies. Any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to our products or contract manufacturing activities could have a material adverse effect on our business, financial condition and results of operations.

There are many other reasons we can be sued other than for product liability. The cost of defending ourselves from legal claims, no matter how spurious, can be high. The cost of defense can be substantially higher than the cost of settlement even when claims are not factually based. The high cost of legal fees to defend or settle litigation could have a material adverse effect on our business, financial condition and results of operations.

Dependence on New Products.   We believe that to grow revenue year after year, we need to constantly develop or acquire new products. We attempt to introduce additional products each year. The success of new products is dependent upon a variety of factors, including our ability to develop products that will appeal to consumers and respond to market trends in a timely manner. Obtaining distribution for new products is difficult and often expensive due to slotting and other promotional charges that are mandated by retailers. New products often have to be promoted heavily in the media in order to gain visibility and consumer acceptance. There can be no assurance that our efforts to develop new products will be successful or that consumers will want to buy our new products. New products can often take substantial periods of time to develop consumer awareness, consumer acceptance and sales volume. Some new products fail and as a result have to be discontinued. In addition, products currently experiencing strong popularity and rapid growth may not maintain their sales volumes over time.

For example, our sales of Carb Intercept grew consistently in 2003 and 2004 reaching $11.0 million in gross shipments in 2004. In 2005, gross shipments of Carb Intercept fell to $1.8 million. We believe that this downturn was due to negative publicity (see: Effect of Unfavorable Publicity) surrounding the low-carbohydrate Atkins diet that was disseminated during the last quarter of 2004.

Product Returns.   Product returns are a part of our business. While customers generally do not have an absolute right of return, products may be returned for various reasons including expiration dates or lack of sufficient sales velocity. Another reason for returns is the loss of a significant account or the purchase of one customer by another. In late 2004, the Eckerd drug store chain was sold by its parent company, J.C. Penney, to the CVS and the Brooks drugstore chains. When one chain is bought by another, the vendors to the acquired retailer will gain or lose business depending upon the intent of the acquiring company. In the case of the Eckerd acquisition, Eckerd carried more of our products than did CVS and Brooks at the time of the acquisition. The result was that during 2005, CVS and Brooks returned $0.9 million more of our products than in 2004. The number of our items carried in the old Eckerd stores was reduced. We are working to expand our shelf space at these chains but there is no guarantee that our shelf space will expand in the immediate future. How a consolidation will affect a vendor is difficult to quantify in exact terms immediately after the announced consolidating event because representatives of the acquirer and the acquired business are most often difficult to reach and IT systems in each company typically do not work well with each other. The result is that smaller vendors often have to wait for months before being able to obtain an accurate description of the acquirer’s plans. The returns were posted as a reduction of gross sales thereby reducing net revenue.

We accrue allowances for returns based on historical data and future expectations. During 2005, returns and charges for damages and outdated products amounted to approximately 6.2% of gross shipments, more than the 3.5% or 4.7% rates experienced in 2004 and 2003, respectively. We continually work to lessen the impact of returns through the management of our SKU count at retail establishments and the more effective use of sales and marketing programs. Even so, there is no guarantee that future returns will not equal or exceed the levels experienced in years prior to 2003 when returns amounted to as much as 14.5% of gross shipments.

It is our policy to review our retail base on a customer-by-customer basis and to accrue for returns as soon as estimates can be reasonably calculated.

Inventory Risk.   Our products are tested for stability and each product has an associated expiration date after which the product cannot be sold. Expiration dates can be as short as months or, in some cases, as long as four years. In order to provide the freshest product possible, we make every attempt to manufacture product on a just-in-time basis. However, as sales trends change, it is possible for us to over-produce finished goods inventory or have excess raw materials which are not used before their expiration dates. We regularly dispose of overstocked finished goods and expired raw material inventory. When sales trends change too rapidly or when manufacturing planning does not estimate future demand accurately, we then have to write off inventory, which affects our results of operations during the period in which the write-downs of inventory occur.

In 2005, we wrote off $1.9 million of inventory, nearly 2.5 times the amount we wrote off in 2004 due in a large part to the sharp fall off of Carb Intercept sales in early 2005.

We closely monitor our inventory and we regularly review inventory levels, the velocity of sales, and raw material and component usage relative to inventory. Our goal is to ensure that inventory on hand is fairly valued; is good and usable; and, that potentially unusable inventory is adequately reserved at the earliest possible time.

Distribution Gains.   An important element of our business strategy is to gain additional distribution in the various channels of trade that provide vitamins and other supplements to consumers. Our salespeople are constantly looking for new avenues in which to sell our products and we are always making an effort to gain additional distribution for profitable and rapidly selling products in existing accounts. Our failure to make additional distribution gains or to maintain current distribution and expand sales of core products could have an adverse material effect on our business, financial condition and results of operations.

Cost of Retail Relationships.   Many large retailers require various forms of incentive programs in order to develop branded sales with them. These programs include slotting fees, coop advertising programs, rebate incentives, price off promotions, scandowns and other forms of support. We continually evaluate specific programs to ascertain the profitability of potential business from each retailer. Because these programs are expensive, we may decide that we cannot profitably do business with a retailer. This may cause us to stop doing business with existing customers or not allow us to enter into a business relationship with a potential new customer, each of which in turn could dampen future revenue growth. In 2005, approximately 13.6% of the revenue from gross shipments was allocated to such support programs.

Dependence on Significant Customers.   One major customer represented more than 10% of gross sales in 2005. This customer accounted for approximately 12.8% of net sales. No major customer during

2004 represented 10% of net sales. Our top ten customers accounted for approximately 50.5% of our business. There is no assurance that our major customers will continue to be major customers. The loss of a significant number of major customers, or a significant reduction in purchase volume by a major customer, and/or the financial difficulty of a major customer, for any reason, could have a material adverse effect on our business, financial condition and results of operations.

Ability to Execute Our Business Plans.   Our recent financial performance may limit our ability to execute our business plan. In reaction to our financial performance, we have worked to manage expenses such as payroll and advertising and we are striving to ensure our future profitability. But limited resources and restrictions on expenditures may have a long-term effect on revenue growth. Should industry and general economic trends for the nation as a whole be difficult, we may have to further reduce payroll as well as other forms of overhead and fixed expenses. Such cutbacks could affect, in a negative manner, our long-term growth.

Additionally, we may not be able to increase revenue and reduce expenses as rapidly as is necessary to become profitable quickly.

If corporate or industry trends strengthen in a strong, positive way resulting in the sudden growth of our revenues, our management, operations, sales and administrative personnel and other resources may be strained in the short term. Attracting, training, motivating, managing and retaining qualified employees may be difficult in the short term. No assurance can be given that our business will grow in the future or that we will be able to effectively return to profitability. Our inability to manage growth or negative growth successfully could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, we may have to substantially alter our business strategy and redeploy assets to grow the business. While such decisions would be made with the expectation that of long-term benefit to the corporation, in the short-term, such decisions could have a negative impact on revenue and net income. There is no guarantee that our efforts will succeed.

Risks Associated with Acquisitions.   In order to grow, we may have to alter our core business strategy to more aggressively pursue acquisitions that will help us grow our revenue and take advantage of the infrastructure we have in place. Acquisitions, however, do not come without risk. Acquisitions may require an expenditure of cash, the issuance of stock or the assumption of different forms of debt, which may dilute current shareholders. Acquisitions inevitably require the attention of senior management and an acquisition could cause us to lose focus on our core business. Integrating an acquisition is often difficult and a difficult integration could result in our spending more than expected and could result in poorer results than anticipated at the time of the acquisition’s announcement. And, even if we devote resources to finding suitable acquisitions, such acquisitions may not materialize for many business reasons. There is no guarantee that a suitable acquisition at terms we believe are appropriate can be consummated in the near future or at all.

Absence of Conclusive Clinical Studies.   Although many of the ingredients in our products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of our products contain ingredients with a less developed history of use and effects. Accordingly, our products are evaluated to identify any harmful side effects. However, very few of our products have been tested through extensive clinical studies. Any unintended and unconnected effects may result in adverse publicity or product liability claims, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Associated with Supply of Raw Materials.   We obtain all of our raw materials from third-party suppliers. Many of the raw materials are harvested internationally. We do not have significant long-term contracts with any supplier committing the supplier to provide us with materials. During the last decade, coenzyme Q10, natural vitamin E, beta-carotene and melatonin have had significant price fluctuations as a result of short supply and/or increases in demand. We have experienced occasional shortages of raw materials for a limited number of products. There can be no assurance that suppliers will provide the raw materials we need in the quantities we need at prices we are willing pay.

We also sell a limited number of products under the supplier’s trademark. The most significant of these is our Ester-C line of products, which accounts for approximately 12.2% of our gross sales in 2005. When we market products under the supplier’s trademark, we are limited to that single supplier as a source of raw materials for that product. As a result, any shortage of raw materials from that supplier would adversely affect our ability to manufacture that product.

Because we do not control the actual production of these raw materials, we are also subject to delays caused by interruption in production of materials based on conditions not within our control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events. As a result, any shortage of raw materials from that supplier would adversely affect our ability to manufacture that product. Price increases from such suppliers would directly affect our profitability when we are not able to pass price increases on to customers. Our inability to obtain adequate supplies of raw materials at favorable prices, or at all, could have a material adverse effect on our business, financial condition and results of operations.

We purchase goods from a variety of vendors. Two vendors each accounted for more than 10% of our purchases of raw material in 2005. Three vendors each accounted for more than 10% of our purchases of raw materials in 2004. The loss of a large vendor could have a material impact on our ability to source raw material and manufacture finished product associated with the raw materials supplied by any one of these vendors. The result could be a material and adverse effect on our profitability.

Sales and Earnings Volatility.   Our sales and earnings have been volatile and continue to be subject to volatility based upon, among other things: (i) trends and general conditions in the dietary supplement industry and our ability to recognize such trends and effectively introduce and market new products in response to such trends; (ii) the introduction of new products by us or competitors; (iii) the loss of one or more significant customers; (iv) increased media attention on the use and efficacy of dietary supplements; (v) consumers’ perceptions of our products and those of competitors; (vi) the availability of raw materials from suppliers; and, (vii) our ability to accurately predict inventory needs so that we do not overstock items which eventually must be written off due to low demand, or, that we fail to stock enough of an item so that sales are not lost due to lack of supply. Sales and earnings volatility as a result of the foregoing factors may affect our operating results from period to period, which may adversely affect the market price of the Common Stock.

Risks Associated with Manufacturing.   Our results are dependent upon the continued operation of our manufacturing facility in Chatsworth, California at its current levels. The operation of dietary supplement manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural and other disasters, and the need to comply with the requirements of directives of government agencies, including the FDA. In particular, our manufacturing facility is located in Southern California, a geographic area that has historically been prone to earthquakes, which in some cases have been catastrophic. Prior to our build-out of the building in which our manufacturing facility is located, the building was severely damaged in a major earthquake in 1994, the epicenter of which was within five miles of the building. Although the building was rebuilt with an enhanced ability to withstand earthquakes and conforms to current local and state code requirements, our manufacturing facility could be damaged or destroyed in the event of an earthquake. Any such damage or destruction would have a material adverse effect on our business, financial condition and results of operations. We do not carry earthquake insurance on our facilities. In addition, our softgel and liquid products, the Laci Le Beau tea products, as well as all of Prolab’s non-tablet and capsule products, which make up a majority of Prolab’s business, are manufactured by third party contractors. Our profit margins on these products and our ability to deliver these products on a timely basis are dependent upon the ability of the outside manufacturers to continue to supply products that meet our quality standards in a timely and cost-efficient manner. The occurrence of any of the foregoing or other material operational problems could have a material adverse effect on our business, financial condition and results of operations during the period of such operational difficulties.

Reliance on Independent Brokers.   We place a degree of reliance on a network of independent brokers to act as our first-line sales force to mass-market retailers. Although we employ seasoned sales professionals to closely monitor the brokers, such brokers are not employed or otherwise controlled by us and are generally free to conduct their business at their own discretion. Although these brokers enter into contracts with us, such contracts typically can be terminated upon 30 days notice by the independent broker or us.

Intellectual Property Protection.   Our policy is to pursue registrations for all of the trademarks associated with key products. We rely on common law trademark rights to protect unregistered trademarks as well as trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. We intend to register our trademarks in certain foreign jurisdictions where the products are sold but we may not register all or even some or our trademarks in every country in which we sell our products or intend to sell our products. However, the protection available, if any, in such jurisdictions may not be as extensive as the protection available in the United States.

We have few patents on our products and no material business is derived from those items that are patented. To the extent we do not have patents, another company may replicate one or more of our products. Additionally, we sell a number of products that include patented ingredients, purchasing those patented ingredients as a direct licensee of the rights holder or from parties that we believe have the right to manufacture and/or sell those ingredients to us. Furthermore, there are several patents that have been issued and/or applied for connected to dietary supplements and their ingredients, possibly resulting in third parties seeking to compel us and our competitors to purchase patented ingredients, which are usually more costly than non-patented ingredients.

Although we try to ensure that we do not infringe the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against us; claims that may result in significant costs and diversion of other assets and could have a material adverse effect on our financial condition or results of operations. If an infringement claim is asserted or litigation filed, we may be required to pay for a license to certain rights, paying royalties on both a retrospective and prospective basis, and/or cease our manufacturing and sale of certain products that are alleged to be infringing. There can be no assurance that future claims asserted by third parties will not adversely impact our business, our financial condition or results of operations.

Possible Volatility of Stock Price.   There can be no assurance that an active market in our stock will be sustained. The trading price of the Common Stock has historically been subject to wide fluctuations and daily trading volume is relatively low.

The price of the Common Stock may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or competitors, governmental regulatory action, conditions in the dietary supplement industry, or other events or factors, many of which are beyond our control. In addition, the stock market has historically experienced significant price and volume fluctuations which have particularly affected the market prices of many dietary supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of such companies. In addition, our operating results in future quarters may be below the expectations of securities analysts and investors. In such event, the price of the Common Stock would likely decline, perhaps substantially.

Risk Associated with Large Controlling Shareholders.   Our public float is relatively small, consisting of less than 30% of our issued shares. As of year-end 2005, our top five shareholders owned approximately 77% of our stock. The decision by any one of these shareholders to sell their interest could materially and adversely affect the share price.

In addition, on February 14, 2006, the Board of Directors of Natrol, Inc. (the “Company”) appointed Mr. Wayne Bos as a Director of the Company and appointed him Chief Executive Officer Designate and President Designate. In connection with his appointment, Mr. Bos was awarded fully vested options to purchase 6,029,500 shares of the Company’s common stock with a strike price of $2.282 per share. The strike price was equal to the price of the last reported trade immediately prior to the time the Board determined to grant this option and therefore reflects the fair market value of our common stock at the time of the grant. For a period of three years, Mr. Bos’s ability to sell the majority of the shares he receives upon exercise of these options is restricted, with the restrictions lapsing based upon the stock price reaching defined hurdles. The grant is subject to shareholder approval. Should these shares be exercised and not subsequently sold, the concentration of our stock amongst our top five shareholders would increase.

Continued Acceptance of Our Products.   We strive to continually burnish the brand image of our products. Even so, negative events, negative publicity about supplements in particular or in general, and other factors could lead to a future lack of acceptance of our products. Such events or publicity may not be related directly to us. Even so such events or other factors could reduce demand for our products.

Availability of Capital.   Should we need to borrow, the cost of capital may be high. Traditional debt financing may be unavailable and we may have to seek alternative sources of financing, including the issuance of new shares of stock or preferential stock that could dilute current shareholders.

Risk of Litigation from Private Attorney Generals and Others.   Advertising and labeling for dietary supplements and conventional foods are, in addition to the federal government, regulated by state, county and local authorities. Some states also permit these laws to be enforced by Private Attorney Generals. These Private Attorney Generals may seek relief for consumers, seek class action certifications, seek class wide damages and product recalls of products sold by us. In the ordinary course of business, we may be named as a defendant in these types of State Attorneys and Private Attorney General Actions along with other vitamin and supplement companies. Until the courts rule that laws have been violated, that the actions can proceed as Private Attorney General Class Actions and that the cognizable injury has occurred, we do not believe such actions will have any material impact on our operations. There can be no assurance that state, county or local regulatory authorities will not commence regulatory or legal proceedings, which could restrict the permissible scope of the our product claims or the ability to sell our products in the future.

Internal Controls.   In 2002, Congress passed the Sarbanes-Oxley Act. As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on internal control over financial reporting in their Annual Reports on Form 10-K. In addition, the independent registered public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of internal control over financial reporting. The date by which companies with a market capitalization of less than $75.0 million must receive auditor attestation has been delayed until the fiscal year ended December 31, 2007. Even so, we have been preparing for attestation and in 2005, we spent approximately $300,000 with a consulting firm to document all of our processes as required by the Sarbanes-Oxley Act.

If we fail to maintain adequate and effective internal control over financial reporting, our ability to manage our business, comply with Sarbanes-Oxley, obtain required auditor attestation and provide reliable financial reporting could be impaired and our management and auditors may be precluded from certifying effective internal control over financial reporting, which could harm our business reputation and cause our stock price to decline. While we believe our controls meet all required standards, in the future our independent registered public accounting firm may not be satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed. Our auditing firm may interpret the requirements, rules or regulations differently from the way we interpret them, then they may decline to attest to management’s assessment or may issue a report that is qualified or has a scope limitation. From time-to-time, in our ongoing effort to improve business and operational processes and our internal control over financial reporting, we or our auditors may determine that “significant deficiencies” or “material weaknesses” (as such terms are defined under accounting standards established by the Public Company Accounting Oversight Board) exist or that our internal control over financial reporting may otherwise require improvement. Significant deficiencies or material weaknesses could impair our ability to provide financial statements that can be relied upon. If this were to occur, our business reputation could be harmed and investors may lose confidence in the reliability of our financial statements and reports, either of which could have a significant negative impact on our stock price.

Industry Risks

Industry trends.   Our success is linked to the size and growth rate of the vitamin, mineral and supplement market and a weakness in the VMS marketplace could have a material adverse effect on us.

The total United States retail market for nutritional supplements is highly fragmented. Highly documented industry data is not readily available and, when available, it is generally historical in nature, reporting on periods 12 months or more in arrears. Information Resources, Inc. (IRI) tracks sales data within the food, drug, and mass-market channels of distribution. This tracking does not include Wal-Mart sales, which are a significant portion of this sector. Wal-Mart is one of our top 10 customers. Health food channel sales, which are not tracked by IRI, make up approximately 22% of our overall business and Prolab sales which, in 2005, made up approximately 20% of our overall business are not tracked by IRI. Even so, IRI is useful for tracking key parts of the mass-market business. For the 52-week period ending December 31, 2005, IRI reported that the general vitamin category saw sales fall 3% in 2005. IRI does not track sales at health stores, sales through the Internet, or sales to other types of retailers.

The private label business has been a significant growth element within the VMS industry. The growth of private label sales impacts the sales of branded products such as those distributed by Natrol. Large mass-market retailers are to an ever-greater degree, emphasizing private label sales. As such, the growth of brands such as Natrol, Laci Le Beau, and Prolab within food, drug, and general mass-market merchants is highly competitive and uncertain.

In addition to the trends in the nutraceutical industry, the United States economy has experienced significant fluctuations over the last few years, in part due to uncertainty over foreign events, terrorists’ activities, the war in Iraq, unemployment and job creation in the United States and swings in overall consumer confidence. A sluggish economy inevitably impacts Natrol as well as the entire vitamin, mineral and supplement sector.

Competition.   The dietary supplement industry is highly competitive and we face intense competition from competitors that are larger, more established and that possess greater resources than we do. If we are unable to compete effectively, we may be unable to maintain sufficient market share to achieve and sustain profitability. Numerous companies, many of which are larger in size and possess greater financial, personnel, distribution and other resources, compete with us in the development, manufacture and marketing of dietary supplements. Our principal competition in the health food store distribution channel comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements. Some of these companies focus exclusively in the health food channel of trade and have more salespeople than we do, and, as a result, have developed very strong relationships in this single channel of trade. In the mass-market distribution channel, our principal competition comes from broadline manufacturers, major private label manufacturers and other companies. In addition, large pharmaceutical companies compete with us and others in the dietary supplement industry. Packaged food and beverage companies compete on a limited basis in the dietary supplement market. Increased competition from such companies could have a material adverse effect on us because such companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than we possess. We also face competition in both the health food store and mass-market distribution channels from private label dietary supplements and multivitamins offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains. Private label brands at mass-market chains represent substantial sources of income for these merchants and the mass-market merchants often support their own labels at the expense of other brands.

Effect of Unfavorable Publicity.   Our reputation and the reputation of the industry are extremely important to developing and maintaining the confidence of consumers. We believe that if consumers perceive the industry is not producing products to a high standard or that VMS products are not as efficacious as they should be, then our sales and those of the industry will be damaged. For these reasons, we also believe that the dietary supplement market is significantly affected by national media attention regarding the consumption of dietary supplements.

Future scientific research or publicity may not be favorable to the dietary supplement industry or to any particular product or ingredient and may not be consistent with earlier favorable research or publicity. Because of our dependence on consumers’ perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of VMS products or ingredients or any similar products distributed by other companies and future reports of research that are perceived as less favorable or that question earlier research could have a material adverse effect on our business, financial condition and results of operations. The mere publication of reports asserting that such products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

There is no guarantee that unfavorable publicity will not have a similar negative effect on other products in the future. This may be the case regardless of whether or not the negative publicity is warranted to any degree.

Government Regulation.   Ours is a very highly regulated industry. Changes in regulations could be harmful to our long-term growth and lawsuits could arise over the interpretation of the many rules and regulations we must follow.

We have regulations surrounding almost every part of our business from how we manufacture product to how we package goods and label, advertise, promote and distribute products. We are subject to regulation by, among other regulatory entities, the CPSC, the USDA, the EPA and the FDA. Advertising and other forms of promotion and methods of marketing of our products are subject to regulation primarily by the FTC which regulates these activities under the FTCA. The manufacture, labeling and advertising of our products are also regulated by various state and local agencies as well as those of each foreign country to which we distribute.

Our products are generally regulated as dietary supplements under the FFDC Act, and are, therefore, not subject to pre-market approval by the FDA. However, these products are subject to extensive regulation by the FDA relating to adulteration and misbranding. For instance, we are responsible for ensuring that all dietary ingredients in a supplement are safe, and must notify the FDA in advance of putting a product containing a new dietary ingredient (i.e., an ingredient not marketed for use as a supplement before October 15, 1994) on the market and furnish adequate information to provide reasonable assurance of the ingredient’s safety. Furthermore, if we make statements about the supplement’s effects on the structure or function of the body, we must, among other things, have substantiation that the statements are truthful and not misleading. In addition, our product labels must bear proper ingredient and nutritional labeling and our supplements must be manufactured in accordance with current GMPs for foods. The FDA has issued an advanced notice of its intention to promulgate new GMPs which, when finally adopted may be more expensive to follow than prior GMPs. A product can be removed from the market if it is shown to pose a significant or unreasonable risk of illness or injury. Moreover, if the FDA determines that the “intended use” of any of our products is for the diagnosis, cure, mitigation, treatment or prevention of disease, the product would meet the definition of a drug and could not be sold as a dietary supplement without a modification of its “intended use” claims. Failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.

Our advertising is subject to regulation by the FTC under the FTCA. Section 5 of the FTCA prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. Section 12 of the FTCA provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to, among other things, drugs or foods, which includes dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s “substantiation doctrine,” an advertiser is required to have a “reasonable basis” for all product claims at the time the claims are first used in advertising or other promotions. Failure to adequately substantiate claims may be considered either as a deceptive or unfair practice. Pursuant to this FTC requirement, we are required to have adequate substantiation for all advertising claims. The type of substantiation will be dependent upon the product claims made. For example, a health claim normally would require competent and reliable scientific evidence, while a taste claim would require only survey evidence.

In recent years the FTC has initiated numerous investigations of dietary supplement and weight loss products and companies. On November 18, 1998, the FTC issued “Dietary Supplements: An Advertising Guide for Industry.” This guide provides marketers of dietary supplements with guidelines on applying FTC law to dietary supplement advertising. It includes examples of the principles that should be used when interpreting and substantiating dietary supplement advertising. Although the guide provides additional explanation, it does not substantively change the FTC’s existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify the adequacy of the support behind such claims. Our  internal staff, in conjunction with outside counsel, reviews advertising claims.

We are not currently a party to any investigation, consent order or other decree of the FTC. We may be subject to investigation by the FTC in the future. If the FTC has reason to believe the law is being violated (e.g., we do not possess adequate substantiation for product claims), it can initiate enforcement action. The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders and injunctions. FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. Violation of such orders could result in substantial financial or other penalties. Any such action by the FTC could materially adversely affect our ability to successfully market our products.

We manufacture certain products pursuant to contracts with customers who distribute the products under their own or other trademarks. Such private label customers are subject to government regulations in connection with their purchase, marketing, distribution and sale of such products, and we are subject to government regulations in connection with the manufacture, packaging and labeling of such products. However, our private label customers are independent companies, and their labeling, marketing and distribution of such products is beyond our control. The failure of these customers to comply with applicable laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

Governmental regulations in foreign countries where we plan to begin or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain products. Compliance with such foreign governmental regulations is generally the responsibility of our distributors in those countries. These distributors are independent contractors over whom we have limited control.

We may be subject to additional laws or regulations by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations, which we consider favorable, such as DSHEA, or more stringent interpretations of current laws or regulations, from time to time in the future. We are unable to predict the nature of such future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products that cannot be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, or expanded or different labeling or scientific substantiation. Any or all of these requirements could have a material adverse effect on our business, financial condition and results of operations.

General Business Risk:

Risk Associated with National Trends.   We sell our products nationally in several channels of distribution. As such, we are not immune from trends in the national economy. Negative employment or other economic trends directly affects the average consumer’s purchasing ability which in turn can affect our sales. Uncertainty due to the world events such as the war in the Middle East can affect the general willingness of consumers to spend on any item, including our products, that the consumer may feel is not essential. National economic trends affect our customers. Should any one of our national customers fail due to national trends, their failure could have a direct impact on the success of the our business.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

We do not have any unresolved comments from the SEC staff.

ITEM 2.                PROPERTIES

We own our 90,000 square foot manufacturing, distribution and office facility in Chatsworth, California. We have occupied this facility since March 1997. The facility was designed and constructed to our specifications and includes areas for receiving, quarantine of new materials, manufacture, quality control and laboratory activities, research and development, packaging, warehousing and administrative offices.

We also own our 132,000 square foot warehouse facility. This facility is located within one-quarter mile of our headquarters facility. We generally lease 52,000 square feet of this space to a third party. The tenant who has been leasing this space has been in default on its rent payments since December 2005. In February 2006, this tenant formally notified us of its intent to vacate the facility and we have commissioned a broker to find a new tenant. Although we are attempting to collect rent due us, there is no guarantee that the tenant will be able to pay us for rent owed even if a formal legal settlement is reached. Rental income during 2005 was posted only as cash payments were received. Although the notification by the tenant was a subsequent event, in December 2005, the Company expensed deferred rent and prepaid commissions which were related to the lease with the tenant of $132,000.

At December 31, 2005, we owned a 25,000 square foot light manufacturing and warehouse facility in Bloomfield, Connecticut. This property, which formerly housed Prolab’s shipping operations, was sold in January 2006.

ITEM 3.                LEGAL MATTERS

From time to time, we are subject to litigation incidental to our business, including product liability claims, state agency actions, Attorney General Actions and class actions. We are a party to a number of lawsuits that arise in the ordinary course of business and may become a party to additional lawsuits. Although none of the lawsuits in which we are involved in as of the date of this filing are reasonably estimated to be material, the possibility exists that future lawsuits could arise or that developments could occur in existing legal actions that could have a material adverse effect on us. Such claims, if successful, could exceed the $5.0 million retention under our self-insurance program. We are not currently a party to any material legal proceedings.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2005, no matters were submitted to a vote of the security holders of the Company.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our Common Stock is traded on the NASDAQ National Market under the symbol “NTOL.” On March 9, 2006, the last reported sales price of our Common Stock as reported on the NASDAQ National Market was $2.02. As of March 1, 2006 there were 25 holders of record of our Common Stock.

The high and low sales closing prices for the Common Stock as reported by the NASDAQ National Market for the years ended December 31, 2005 and 2004 are set below:

	Fiscal year ended December 31, 2005
	High	Low
Quarter ended March 31, 2005	$3.28	$2.65
Quarter ended June 30, 2005	3.05	2.72
Quarter ended September 30, 2005	3.02	2.30
Quarter ended December 31, 2005	2.62	1.49

	Fiscal year ended December 31, 2004
	High	Low
Quarter ended March 31, 2004	$4.10	$2.77
Quarter ended June 30, 2004	3.78	2.63
Quarter ended September 30, 2004	3.00	2.47
Quarter ended December 31, 2004	3.54	2.75

DIVIDEND POLICY

We currently intend to retain earnings to finance our operations and future growth and do not anticipate paying dividends on our Common Stock in the foreseeable future. Under Delaware law, we are permitted to pay dividends only out of surplus, or, if there is no surplus, out of net profits.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands except per share data)
Consolidated Statements of Operations Data:
Net sales	$67,530	$79,269	$72,658	$70,260	$71,821
Cost of goods sold	44,107	46,820	44,246	41,715	42,989
Gross profit	23,423	32,449	28,412	28,545	28,832
Selling and marketing expenses	18,000	19,560	17,701	16,915	18,103
General and administrative expenses	9,525	9,348	10,063	8,744	9,746
Impairment of goodwill	—	—	—	—	20,000
Total operating expenses	27,525	28,908	27,764	25,659	47,849
Operating income (loss)	(4,102)	3,541	648	2,886	(19,017)
Interest income (expense), net	(449)	(529)	(595)	(644)	(736)
Income (loss) from continuing operations before income taxes	(4,551)	3,012	53	2,242	(19,753)
Income tax provision (benefit)	(1,918)	1,144	34	861	587
Income (loss) from continuing operations before cumulative change in accounting principles	(2,633)	1,868	19	1,381	(20,340)
Discontinued operations(1):
(Loss) from operations of Annasa component	—	—	(1,766)	(1,068)	—
(Loss) from operations of Tamsol component	—	—	(542)	(41)	—
Income tax benefit	—	—	821	421	—
Loss on discontinued operations	—	—	(1,487)	(688)	—
Income (loss) before cumulative effect of accounting change	(2,633)	1,868	(1,468)	693	(20,340)
Cumulative effect of change in accounting principle(2)	—	—	—	(6,819)	—
Net income (loss)	$(2,633)	$1,868	$(1,468)	$(6,126)	$(20,340)
Income (loss) per share:
Basic income (loss) from continuing operations	$(0.20)	$0.14	$0.00	$0.11	$(1.59)
Diluted income (loss) from continuing operations	$(0.20)	$0.13	$0.00	$0.11	$(1.59)
Basic and diluted income (loss) from discontinued operations	—	—	$(0.11)	(0.06)	—
Basic and Diluted income (loss) from cumulative effect of change in accounting principle	—	—	—	$(0.53)	—
Basic earnings (loss) per share	$(0.20)	$0.14	$(0.11)	$(0.48)	$(1.59)
Diluted earnings (loss) per share	$(0.20)	$0.13	$(0.11)	$(0.48)	$(1.59)
Weighted average shares outstanding—basic	13,474	13,277	12,946	12,852	12,783
Weighted average shares outstanding—diluted	13,474	14,113	13,452	12,992	12,783

	December 31,
	2005	2004	2003	2002	2001
	(in thousands except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,097	$6,022	$2,599	$10,077	$5,485
Working capital	15,910	18,260	13,328	18,722	18,190
Total assets	51,462	52,924	51,439	53,357	59,357
Long-term debt, less current maturities	7,165	7,685	7,451	7,778	8,083
Total stockholders’ equity	35,404	37,760	35,558	36,651	42,640

(1)          During the fourth quarter of 2003, we discontinued our Annasa and Tamsol operations, see notes to the consolidated financial statements.

(2)          In 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In connection with the adoption of SFAS No. 142, we recorded an impairment loss on the goodwill of our Natrol reporting unit. The impairment loss was recorded as a cumulative effect of a change in accounting principle (net of an income tax benefit of $4,139) in the consolidated statement of operations for the year ended December 31, 2002.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

The following discussion of our results of operations and financial condition should be read in conjunction with our “Selected Consolidated Financial Data” and the audited Consolidated Financial Statements and the notes thereto included elsewhere in this document.

OVERVIEW

Since divesting ourselves of our unprofitable multi-level marketing and direct marketing units in 2003 (see discontinued operations), our business plan has been to focus on our core brands. The Natrol and Laci Le Beau brands are sold in health food stores, in mass-market drug, food and retail chains as well as club stores. Prolab products are sold through distributors who in turn service retail accounts. Prolab’s distributor network focuses on health food stores, health clubs and fitness facilities that cater to body builders and other individuals seeking a high level of fitness. With the integration of Prolab as a brand within Natrol, Natrol’s health food oriented sales professionals have become responsible for presenting appropriate Prolab products to health food retailers, who in turn, order from distributors who carry Prolab product. In 2005, more than 37% of Prolab sales were to distributors who sell Prolab products outside the United States. We are continually trying to expand the distribution of our best selling items to additional retail outlets and to create promotional opportunities for our products within our existing customer base.

We also provide contract manufacturing services to other supplement companies and sell a limited number of raw material ingredients to other nutraceutical companies.

Key issues for management include product development, product introductions, inventory management, and controlling the cost of doing business in our various channels of trade.

The nutritional supplement business is dependent upon new product introductions for growth and to replace volume lost by products reaching the end of their product life cycles. For these reasons, we continually research potential new products. Developing a single new product can be a multi-year effort depending upon the complexity of the product and the amount of testing that must be completed to validate the product concept.

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

The competition for shelf space at retailers is intense. Our sales people have ongoing discussions with our retail customers with regards to the allocation of shelf space and the level of promotional support for products. Retailers look to their vendors for promotional support for the products on their shelves in order to maximize sales. Vendors such as Natrol look to retailers for advantageous placement of their products and promotion of their products within stores and within a retailer’s promotional media such as newspaper advertisements placed by retailers. The cost of promotions and support to the retailer on the part of vendors such as Natrol can be very high and management must continually review promotional efforts with retailers to ensure that sales are profitable.

During 2005, we were challenged by nearly all of the issues outlined above.

Our Carb Intercept product line was introduced in 2002 and sales were built steadily in 2003 and 2004 and we shipped $11.0 million of Carb Intercept products in 2004. But, toward the end of 2004, negative publicity began to surface regarding the low-carbohydrate Atkins diet and lifestyle. The publicity caused consumers to change their attitude toward low carbohydrate products. The result was that sales of Carb Intercept declined in 2005 to $1.8 million, which resulted in our losing more than $5.0 million in gross profit.

The sharp decline in Carb Intercept sales had the additional impact of making previously good raw material and finished goods inventory obsolete because the product would expire before it could be used or sold. This problem caused us to write down inventory by approximately $690,000. The write down reduced our gross profit.

We also faced unusual margin pressure due to the rapidly increasing cost of two important raw materials, coenzyme Q10 (CoQ10) and whey. CoQ10 accounts for a little more than 6% of our sales volume and whey products account for a little more than 11% of our sales volume. The average raw material price of CoQ10 in 2005 was 68% higher than in 2004, which resulted in our spending approximately $1.2 million more than we would have if the pricing of CoQ10 had remained at 2004 levels. We were unable to pass much of this cost to consumers via price increases. Similarly, whey product pricing increased 26% which cost us approximately $1.3 million relative to 2004 and as with CoQ10, very little of the extra cost could be passed on to consumers. Fortunately, the trends for 2006 appear to be that pricing for both of these categories is on the decline. We cannot predict if the cost of these items will fully return to their 2004 levels.

Another issue that we faced in 2005 was consolidation within the drug store channel of trade. In late 2004, the Eckerd drug store chain was sold by its parent company, J.C. Penney, to the CVS and the Brooks drugstore chains. When one chain is bought by another, the vendors to the acquired retailer will often gain or lose business depending upon the intent of the acquiring company. In the case of the Eckerd acquisition, Eckerd carried more of our products than did CVS and Brooks at the time of the acquisition. The result was that during 2005, CVS and Brooks/Eckerd returned $0.9 million more of our products than in 2004. The number of our items carried in the old Eckerd stores was reduced. We are working to expand our shelf space at these chains but there is no guarantee that our shelf space will expand in the immediate future. How a consolidation will affect a vendor is difficult to quantify in exact terms immediately after the announced consolidating event because representatives of the acquirer and the acquired business are most often difficult to reach and IT systems in each company typically do not work well with each other. The result is that smaller vendors often have to wait for months before be able to obtain an accurate description of the acquirer’s plans. The returns are posted as a reduction of gross sales thereby reducing net revenue.

In 2005, we also introduced brainSpeed™, a new product line in the cognitive care category. The products were introduced in select retailers at mid-year. As is the challenge with any new product, the brainSpeed product line needs to gain the attention of consumers and to this end we have advertised and used other means to build consumer awareness such as publicity to heighten the product line’s visibility. In 2006, we will continue to build awareness and, hopefully, repeat business. But, garnering the support of consumers is not a quick process and there is no guarantee that brainSpeed will be the long-term success we hope it to be.

Future challenges include overcoming the issues we faced in 2005 and returning to profitability. We have worked to better manage inventory and cut other costs. We continually seek to develop new products that consumers will want. But, replacing the approximately $9 million of lost Carb Intercept volume is difficult in the best of circumstances. Seeking to be a product leader and innovator remains a core part of our business strategy and we continue to believe that additional opportunities for growth exist. However, capitalizing upon these opportunities may require us to modify our business strategy which, itself, poses risk.

SUBSEQUENT EVENTS

On February 14, 2006, the Board of Directors of Natrol, Inc. (the “Company”) appointed Mr. Wayne Bos as a Director of the Company and appointed him Chief Executive Officer Designate and President Designate and he assumed all responsibilities relative to this position on March 13, 2006.

In connection with his appointment, Mr. Bos was awarded fully vested options to purchase 6,029,500 shares of the Company’s common stock with a strike price of $2.282 per share. The strike price was equal to the price of the last reported trade immediately prior to the time the Board determined to grant this option and therefore reflects the fair market value of our common stock at the time of the grant. For a period of three years, Mr. Bos’s ability to sell the majority of the shares he receives upon exercise of these options is restricted, with the restrictions lapsing based upon the stock price reaching defined hurdles. The grant is subject to shareholder approval.

In February 2006, the tenant who leases 52,000 square feet of space in our 132,000 square foot shipping facility formally notified us of its intent to vacate the facility and we have commissioned a broker to find a new tenant. This tenant was in arrears of its rent obligations at December 31, 2005. Although this tenant is contractually bound for the entire term of the lease, and although we are attempting to collect rent due us, there is no guarantee that the tenant will be able to pay us for rent owed even if a formal legal settlement is reached. Rental income during 2005 was posted only as cash payments were received. Although the notification by the tenant was a subsequent event, in December 2005, the Company expensed deferred rent and prepaid commissions, which were related to the lease with the tenant of $132,000.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires us to make certain estimates and assumptions affecting the reported amounts in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.   We sell our products to retail outlets through a direct sales force and a national distributor network. We recognize revenue from sales only after product is shipped and risk of loss is transferred. We have no consignment customers. Net sales represent product shipped less actual and estimated future returns, spoilage allowances, allowances for product deemed to be unsaleable by customers, and slotting fees, rebates and other expenditures which, using Generally Accepted Accounting Principles (GAAP) should be accounted for as reductions of revenue. Estimates and allowances are based upon known claims and an estimate of additional returns. We believe the amount of future returns can be reasonably estimated.

Our recognition of revenue from sales to distributors and retailers is impacted by agreements giving them rights to return damaged and outdated products as well as the fact that as a practical business matter, our sales force, along with our  customers, is constantly working to ensure the profitability of our products within retailers by rotating slow moving items out of stores and replacing those products with what we and the retailer expect will be more profitable, faster selling items. Our obligation to accept returns of slow moving items may or may not be contractually bound.

Our accounting and sales staffs regularly monitor historical patterns of returns from individual customers as well as current and ongoing sales to customers and, when information is available, consumer purchases of our products from the our customers. We have determined that historical trends with respect to product sales of individual items are not a good barometer of future returns of those items. Excellent historical sales with few returns does not guarantee strong future sales and a low level of future returns. This is due to a number of factors including: changes in consumer demand for individual items; increasing or decreasing competition from industry participants; different levels of periodic support from retail partners; the amount of advertising with which we may be able to support products; and, favorable or unfavorable publicity. Products that sell well at one account may not sell well at another account due to factors that are unique to the particular customer such as: poor vs. excellent product placement on the customer’s shelves, the fact that customers do not carry the same products, the carrying by a customer of more or fewer competitive products, and pricing at the retail level which is controlled by the customer. In order to reduce the amount of subjectivity when analyzing sales trends and reserving for future returns, we perform a detailed analyses of trends at each of our major customers, i.e., those customers who have historically accounted for the bulk of returns. This analysis takes into account sales patterns of individual products at each customer on a customer-by-customer basis as well as inventory levels at the customer, scheduled promotional events, and the probability that items will be discontinued. We believe that this analysis creates appropriate estimates of necessary future reserves. Our use of the term returns throughout this document includes estimates of our liability for damaged and outdated product within our channels of trade. Over the last three years, returns and estimates of return liability were as follows (in thousands):

Description	Balance at Beginning of Year	Charged to Cost and Expense	Deductions		Balance at End of Year
Allowance for Sales Returns:
Year ended December 31, 2003	$1,593	$4,014	$4,372	(1)	$1,235
Year ended December 31, 2004	$1,235	$3,172	$3,340	(1)	$1,067
Year ended December 31, 2005	$1,067	$4,874	$3,664	(1)	$2,277

(1)          Represents actual returns

In recent years, as a result of a combination of the factors described above, gross sales have been materially offset by the estimated amount of returns and other charges to arrive at net sales. It is also possible that returns could increase rapidly and significantly in the future. Accordingly, although we attempt to eliminate as much subjectivity as we believe possible, we note that estimating product returns requires a degree of management judgment. For this reason, the accounting estimate related to product returns is a “critical accounting estimate.”

The total amount charged against sales for returns and damages and outdates in 2005, 2004, and 2003 was $4.9 million, $3.2 million and $4.0 million, respectively.

Impairment of Goodwill.   On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill not be amortized. In accordance with the adoption, we identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. Beginning in 2002, goodwill began to be evaluated for impairment annually, or more frequently if changes in circumstances indicated that the carrying amount of goodwill may not be recoverable. In 2002, we tested goodwill for impairment using the two-step process prescribed in SFAS No.142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We performed the impairment test and determined that there was potential impairment of the Natrol segment. We performed the second step as of January 1, 2002 for the

Natrol segment and determined that the goodwill balance of $10,958,000 was impaired. The impairment loss was recorded as a cumulative effect of a change in accounting principle, net of income tax benefit of approximately $4.1 million for the year ended December 31, 2002.

The remaining goodwill balance at December 31, 2002 and 2003 was approximately $4 million. In the fourth quarter of 2003, we completed our annual goodwill impairment testing and determined that goodwill was not impaired. Additionally, during March 2004, we settled litigation with the former owners of Prolab Nutrition, Inc. We received $2.0 million in cash, which was reflected in the financial statements for the quarter ending March 31, 2004 as a reduction of goodwill. In accordance with the provisions of SFAS No. 142, we performed our annual impairment test of goodwill during the fourth quarter of 2004 and 2005 and concluded that it was not impaired in either year. In 2004 and 2005, we reported only one operating unit and, as a result, the impairment test was done for the Company as a whole.

In all years in which impairment was tested, we considered a number of variables including, but not limited to, the market capitalization of the Company, estimates of future earnings and discounted cash flows, third party assessments of the value of the Company and transactions involving the purchase and sale of businesses similar to ours.

Income Taxes.   Deferred income tax assets have been established for future tax benefits related to deductible goodwill for which we have recorded an impairment charge and for certain other temporary items, the aggregate benefit of which is approximately $5.9 million. Realization of this benefit is dependent on generating sufficient taxable income in future periods. Although it is not assured, management believes it is more likely than not that the carrying value of this benefit will be realized. The amount of the benefit that is considered realizable, however, could change if estimates of future taxable income are adjusted in future periods.

Inventory.   We monitor inventory and analyze it on a monthly basis. Cycle counts are taken daily to verify inventory levels. In addition, we analyze the movement of items within inventory in an effort to determine the likelihood that inventory will be sold or used before expiration dates are reached. We provide an allowance against that portion of inventory that we believe is unlikely to be sold or used before expiration dates are reached. At December 31, 2005, inventory allowances were approximately $2.5 million. The reserves are as high as they are because a large amount of inventory, such as Carb Intercept inventory that has been reserved for, has not been physically removed from our inventory. Until the inventory is physically removed, reserves remain in place.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales.   We recognize revenue from sales only after product is shipped. We have no consignment sales. Net sales represent product shipped less actual and estimated future returns, spoilage allowances, allowances for product deemed to be unsaleable by customers, free goods shipped to customers for promotional or other purposes, rebates, slotting fees and other promotional expenditures. Estimates and allowances are based upon known claims and an estimate of additional returns when the amount of future returns from customers can be reasonably estimated.

Net sales in 2005 decreased 14.8%, or $11.7 million, to $67.5 million from $79.2 million in 2004. Net sales is calculated by subtracting from gross revenue certain expenses such as incentive rebates, shipping damages, and returns. Gross revenue decreased less than net sales because total deductions from gross revenue were $1.2 million more in 2005 than in 2004. Returns in 2005 were $1.7 more than in 2004. This expense was offset in part by reducing other discounts. Off invoice promotional discounts in particular were $0.4 million less in 2005 than in 2004.

As discussed in the overview section of MD&A, the largest relative change in returns came from the CVS, Brooks, Eckerd drug store chains after the purchase of Eckerd Drug by the CVS and Brooks drug store chains. The returns from this group were $0.9 million higher in 2005 than in 2004.

The net revenue of Natrol (including Laci Le Beau), EPI, and Prolab changed as follows from 2004 to 2005:

	Years Ended December 31,
	2005	2004
	(in thousands)
Net Revenue
Natrol (including Laci Le Beau)	$47,720	$54,668
EPI	4,676	6,515
Prolab	15,134	18,086
Total net Revenue	$67,530	$79,269

The overriding reason behind the fall off in Natrol sales was the decline in the Carb Intercept line of products. Gross shipments of Carb Intercept products fell from $11.0 million in 2004 to $1.8 million in 2005. This decline was partially offset by growth in other areas, including the introduction of the brainSpeed product line in June 2005.

Net sales of the EPI division fell $1.8 million in 2005. During 2005, we continued to de-emphasize the EPI division, a process that began in 2004. During 2004, we ended our supply relationships with ConAgra, which had been supplying us garlic and vegetable powders, and with Larex, which had been supplying us with arabinogalactan. Furthermore, in 2005, we re-examined the profitability of all contract-manufacturing customers and made the decision to stop producing items that did not deliver minimum profit levels. Although revenue has declined, the net contribution of the EPI division has improved due to higher margins on the remaining business and lower expenses to maintain the business that we now have.

The Prolab business fell nearly $3.0 million in 2005. A key factor was our Canadian distributor whose sales in 2005 declined $1.5 million when compared to 2004. During the year, we worked to resolve issues with this distributor as they relate to contractual minimum purchases, pricing, and strategies for building the Prolab brand. The issues were not resolved to what we believe are our best interests and as a result, at the end of the first quarter of 2006, we stopped shipping this distributor product. We are contractually prevented from using a different distributor in Canada (outside of Quebec) until 2007. We believe that despite the immediate problems this presents in terms of gross sales and net income, our long term prospects in Canada are better if we sell directly in Canada or find another distributor who is willing to build the Prolab brand in a manner we believe is appropriate.

We believe that an additional reason for the decline in Prolab sales has been the high cost of product to consumers. The price of whey products increased 26% during 2005 forcing us to implement two price increases. The price increases did not make up for the lost margin to us. Even so, consumers purchased less from us in response to the price increases they received.

During 2005, only the Ester-C product category accounted for more than 10% of our net revenue. In 2004, both Ester-C and Carb Intercept each accounted for more than 10% revenue.

Gross Profit.   Gross profit decreased 27.8% or $9.0 million to $23.4 as compared to $32.4 million in 2004. Gross margin decreased to 34.7% from 40.9%. Gross margin fluctuates depending upon product mix, the cost of raw materials, labor and overhead as well as the difference between gross revenue and net sales revenue. As noted above under the caption Net Sales, deductions from gross revenue were more in 2005 than in 2004, which negatively affected gross margins.

Had the gross margin remained 40.9% in 2005, our gross profit would have fallen $4.8 million due to the lower volume of sales.

A second important factor in the $9.0 million drop in gross profit is the high cost of two important raw materials in 2005, CoQ10 and whey. CoQ10 accounts a little more than 6% of our sales volume and whey products account for a little more than 11% of our sales volume. The average price of CoQ10 in 2005 was approximately 68% higher than it was in 2004, which resulted in our spending approximately $1.2 million more than we would have if the pricing of CoQ10 had remained at 2004 levels. We were unable to pass much of this cost to consumers via price increases. Similarly, whey product pricing increased 26% which cost us approximately $1.3 million relative to 2004 and as with CoQ10, very little of the extra cost could be passed on to consumers. Fortunately, the trends for 2006 appear to be that pricing for both of these categories is on the decline. We cannot predict if the cost of these items will fully return to their 2004 levels.

Another significant issue was the sharp decline in Carb Intercept sales, which had the additional impact of making previously good raw material and finished goods inventory obsolete because the product would expire before it could be used or sold. This problem caused us to write down inventory by approximately $690,000 reducing our gross profit.

The remainder of the difference in the gross profit was due to product mix, some increase in overhead and other promotional expenditures that affected margins.

Selling and Marketing Expenses.   Selling and marketing expenses consist primarily of advertising and promotional expenses, costs of distribution, and related payroll expenses and commissions. Selling and marketing expenses decreased by $1.6 million or 8.0% to $18.0 million from $19.6 million in 2004. Of the $1.6 million net decrease in selling and marketing expenses, approximately $93,000 was due to a decrease in the cost of shipping product because of the lower sales volume experienced in 2005. Sales and marketing payroll was $1.0 million less in 2005 than in 2004. The remainder of the decrease in expenditures was due to an overall decline other sales and marketing expenses.

General and Administrative Expenses.   General and administrative expenses consist primarily of personnel costs related to general management functions, research and development, finance, accounting and information systems, as well as professional fees. General and administrative expenses increased $177,000 or 1.9% to $9.5 million from $9.3 million in 2004. We spent $238,000 more on our Sarbanes-Oxley compliance efforts in 2005 than in 2004 and $212,000 more on R&D. We documented our processes and controls in 2005, using an outside consultant as part of our effort to meet the auditor attestation requirements of the Sarbanes-Oxley law. Continuing to expand our R&D capabilities is a core element of our business strategy, and, in 2005, we continued this process. These additional expenses were partially offset by $88,000 of lower legal expenditures and $274,000 in lower administrative payroll as well as minor reductions in other expense areas.

Interest Income (Expense), net.   Interest expense was approximately $638,000 in 2005 versus $630,000 in 2004. Interest income was approximately $189,000 in 2005 versus $101,000 in 2004. Interest expense and interest income increased in 2005 as a result of rising interest rates in 2005.

Income Tax Provision (Benefit).   We had an income tax benefit of $1.9 million in 2005 as opposed to an income tax expense of $1.1 million in 2004. Our effective tax rate was 42.1% in 2005 versus 38.0% in 2004. The difference in our effective tax rate was primarily due to tax benefits we were able to claim as a result of an R&D tax credit study performed during the fourth quarter of 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales.   Net sales in 2004 increased 9.1%, or $6.6 million, to $79.3 million from $72.7 million in 2003. Net sales in 2004 were positively affected by a lower level of returns than in 2003. The level of returns, which includes charges from customers for damaged or outdated product, was approximately 3.5% of gross revenue in 2004 as compared to 4.7% of gross revenue in 2003. Other deductions from gross revenue fell from 9.0% in 2003 to 7.9% in 2004. These other deductions are due to: payment discounts given to customers for timely payment, audit claims from customers for such items as shipping shortages, and promotional support such as rebate incentives and pricing reductions which, according to GAAP rules, must be recorded as reductions of revenue. The level of promotional support recorded as a reduction of revenue declined from 6.2% of gross shipments in 2003 to 5.9% of gross shipments in 2004. The remainder of the savings was due to fewer payment discounts and a lower level of audit claims from customers.

The level of gross revenue in any period is a result of many factors including customer relations and the popularity of our products with consumers. During 2004, we improved the level of sales with club stores and mass-market merchants and certain categories of products, weight-loss products in particular, proved to be popular with consumers. Sales gains in these areas were partially offset by the loss of sales with other customers and declining sales of certain other product categories.

	Years Ended December 31,
	2004	2003
	(in thousands)
Net Revenue
Natrol (including Laci-Le Beau)	$54,668	$46,502
EPI	6,515	7,373
Prolab	15,135	18,086
Total net Revenue	$79,269	$72,658

Natrol products (including Laci Le Beau) grew approximately 11.8% relative to 2003.

The largest sales declines were due to slower sales within the EPI raw materials division. Bulk ingredient sales accounted for 2.3% of gross sales in 2004. Approximately 61% of these sales or $1.4 million were generated through the sales of garlic and other vegetable powders. The balance of sales was from the sale of arabinogalactan. Sales of garlic and vegetable powders fell approximately 40% in 2004. Reasons for the decline include market conditions and competition from domestic and international suppliers. This decline was partially offset by sales of arabinogalactan.

During 2004, two product categories each accounted for more than 10% of gross shipments. During 2003, only one category accounted for more than 10% of gross shipments. No customer accounted for 10% or more of gross sales in 2004 or 2003. Our top 10 customers accounted for approximately 48% and 47% of our gross sales in 2004 and 2003, respectively.

Gross Profit.   Gross profit increased 14.1% or $4.0 million to $32.4 million in 2004 as compared to $28.4 million in 2003. Gross margin increased to 40.9% in 2004 from 39.1% in 2003. Gross margin fluctuates depending upon product mix, the cost of raw materials, labor and overhead as well as the difference between gross revenue and net sales revenue. As noted above under the caption Net Sales, deductions from gross revenue were less in percentage terms in 2004 than in 2003 and this positively affected gross margins.

Selling and Marketing Expenses.   Selling and marketing expenses consist primarily of advertising and promotional expenses, costs of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased by 10.5% or $1.9 million to $19.6 million in 2004 from $17.7 million in 2003. Of the $1.9 million net increase in selling and marketing expenses, approximately $280,000 was due to the increased cost of shipping product, approximately $780,000 was due to increased promotional expenditures, approximately $250,000 was due to increased public relations expenditures, and approximately $460,000 was due to increases in payroll outside of the shipping department and brokers’ commissions.

General and Administrative Expenses.   General and administrative expenses consist primarily of personnel costs related to general management functions, research and development, finance, accounting and information systems, as well as professional fees. General and administrative expenses decreased 7.1% or $0.8 million in 2004 from $10.1 million in 2003 to $9.3 million in 2004.

The largest savings in general and administrative expenses came from the closing of Prolab’s headquarters facility in October 2003 and the consolidation of all administrative functions for Prolab into Natrol’s headquarters facility. This consolidation reduced net payroll by approximately $850,000 when compared to 2003. We also saved approximately $750,000 when compared to 2003 through the implementation of our self-insurance program for product liability insurance in July 2003. These savings were partially offset by the establishment of a research and development department within the administrative area in October 2003. We spent approximately $575,000 more on this department in 2004 than in 2003. Also offsetting savings generated by the Prolab closure and the self-insurance program was our bonus incentive program. This program was established in 2004 and resulted in the granting of approximately $600,000 in incentive payments to qualified employees.

Interest Income (Expense), net.   Interest expense was approximately $630,000 in 2004 versus interest expense of approximately $649,000 in 2003. Interest income in 2004 was approximately $101,000 versus approximately $54,000 in 2003. Interest expense decreased in 2004 because we had less debt outstanding during the year. Interest income increased due to the average level of cash on hand earning interest.

Income Tax Provision (Benefit).   Income taxes were $1.1 million in 2004 as compared to approximately $34,000 in 2003. The difference in income tax expense was primarily due to the differences in taxable income earned in 2004 versus 2003. Our tax rate was 38.0% in 2004 versus 64.2% in 2003. The difference was due primarily to the fact that the some of our expenses cannot be expensed for tax purposes. When earnings are at a low level, these permanent adjustments to taxable income have a proportionately greater effect on our tax rate than when total earnings are at a higher level.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had working capital of $15.9 million, as compared to $18.3 million in working capital at December 31, 2004.

In 2005, net cash used by operating activities was $2.2 million versus $1.7 million provided by operations in 2004 and net cash used of $2.1 million in 2003. In 2005, our net loss of $2.6 million and a $316,000 net change in non cash charges, both of which used cash, were partially offset by a $777,000 net change in operating assets and liabilities which provided cash. Changes in operating assets and liabilities provided cash due a $1.7 million increase in accounts payable, an $881,000 decrease in accounts receivable, a $517,000 decrease in income taxes receivable, a $405,000 increase in accrued expenses and a $69,000 decrease in pre[aid expenses,  which were partially offset by a $2.1 million increase in accounts payable, and a $763,000 decrease in accrued payroll. The increase in accounts payable and inventory were primarily due to an opportunistic purchase of raw materials of approximately $2 million in late December 2005. The decrease in accrued payroll was due to the fact that no bonus payments were awarded under our management incentive bonus program in 2005 due to our loss in 2005. Approximately $600,000 in bonus payments were granted for the year ended December 31, 2004 and this amount was accrued as a liability on our balance sheet at December 31, 2004.

At December 31, 2005, the number of days sales outstanding in trade receivable was approximately 37 days versus 32 days and 38 days in 2004 and 2003, respectively.

Net cash used in investing activities was $540,000 versus net cash provided by investing activities of approximately $945,000 in 2004 versus net cash used of $5.4 million in 2003. We invested approximately $691,000 in plant and equipment in 2005 and other assets decreased $151,000. In 2004, we invested

$920,000 in plant and equipment and other assets grew by approximately $135,000 during the year. These uses of cash were offset by the receipt of $2 million due to the settlement of litigation with the former owners of Prolab.

In 2003, we deposited $5.0 million with an insurance company to fund our self-insurance program. Aside from this investment which is fully refundable should we decide not to self-insure, nearly all of the cash used for investing activities from 2003 to 2005 has been for plant and equipment.

Net cash used by financing activities in 2005 amounted to $213,000 as opposed to cash provided by financing activities of $744,000 and $56,000 for the years ended December 31, 2004 and 2003, respectively. In 2005, we repaid approximately $490,000 on our long-term debt. We also raised approximately $277,000 from the sale of stock to employees exercising stock option or purchasing stock through the Employee Stock Purchasing Program (ESPP). In 2004, we borrowed $750,000 in a five-year note to purchase equipment, paid back $338,000 of debt and received $332,000 through the exercise of employee stock options and the sale of stock to employees through our ESPP. During 2003, we reduced debt by approximately $303,000. This use of cash was offset by approximately $359,000 raised through the exercise of employee stock option or the sale of stock to employees through our ESPP.

As of December 31, 2005, we had $7.7 million in outstanding debt versus $8.2 million at the end of 2004. All but $600,000 related to the term note cited above is related to a mortgage on our manufacturing/headquarters facility and a mortgage on our shipping facility.

Our cash balance at the close of 2005 was approximately $3.1 (excluding $5.0 million in restricted cash) as opposed to approximately $6.0 million and $2.6 million (excluding $5.0 million in restricted cash) at the end of 2004 and 2003, respectively.

We currently do not have a line of credit established. We are, however, attempting to secure a line of credit. Although we believe that a line of credit should be obtainable, there is no guarantee that financial institutions will be willing to provide capital to us. Also, in providing us with additional funds, potential lenders may seek to institute covenants restricting us from certain activities and if we think it necessary to borrow funds with these restrictions in place, we may find that our ability to compete effectively in our market sector is hindered.

In order to meet our long-term liquidity needs, we may be required to incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue our business strategy and could negatively affect our operations in future periods.

We believe that our cash balance together with cash generated from operations and the potential to borrow funds and raise capital should be sufficient to fund our anticipated working capital needs and planned capital expenditures for the next 12 months. However, if we do not meet our operating plan we may also need additional borrowings to fund working capital needs.

We currently have no outstanding debt on our books other than mortgage debt and the five-year term note that is secured by our non-real estate assets. The balance of this term-note on December 31, 2005 was $600,000.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As we do not issue or expect to issue hybrid financial instruments, we do not believe this pronouncement will have any material effect on our financial reporting.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table discloses our obligations and commitments to make future payments under contractual obligations at December 31, 2005.

	Payment Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Note Payable	$7,699	$532	$1,162	$1,164	$4,841
Interest on Notes Payable	4,425	610	1,082	893	1,840
Leases	210	110	85	15	0
Total	$12,334	$1,252	$2,329	$2,072	$6,681

We lease part of our shipping facility and future minimum lease payments due to us according to the lease are (in thousands):

2006	404
2007	417
2008	429
2009	367
Total	$1,617

However, as of year-end, our tenant was in arrears. In February, 2006, this tenant formally notified us of its intent to vacate the facility and we have commissioned a broker to find a new tenant. Although the tenant is responsible for all rent through the term of the lease, and although we are attempting to collect rent due us, there is no guarantee that the tenant will be able to pay us for rent owed even if a formal legal settlement is reached.

IMPACT OF INFLATION

Generally, inflation has not had a material impact on our historical operations or profitability. We do not believe that the increase in the pricing of CoQ10 and whey are a reflection of the general inflation in the economy. Inflation affects the cost of raw materials, goods and services used by us. In recent years, inflation has been modest. The competitive environment somewhat limits our ability to recover higher costs resulting from inflation by raising prices. We seek to mitigate the adverse effects of inflation primarily through improved productivity and cost containment programs. We do not believe that inflation has had a material impact on our results of operations for the periods presented, except with respect to payroll-related costs, and other costs arising from or related to government-imposed regulations.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risks is limited to interest rate risks. The risks related to foreign currency exchange rates are immaterial and we do not use derivative financial instruments.

We are subject to interest rate market risk associated with our bank debt. Even so, we do not believe the risk associated with such borrowing is significant. Additionally, we do not believe that the risk is significant for our long-term debt due to the low fixed rates and relative insignificance of the fixed long-term debt to our balance sheet. Our long-term debt is comprised of two fixed rate notes with a total principal balance of approximately $7,098,000 collateralized by our headquarters building and our shipping facility and one variable rate note with a principal balance of approximately $600,000 collateralized by our general assets. The table below presents principal cash flows and related interest rates by fiscal year of maturity.

	Expected Year of Maturity
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value December 31, 2005(1)
	(in thousands)
Notes payable(2)	$532	$564	$598	$637	$527	$4,841	$7,699	$8,016

(1)          Our estimate of the fair value of our notes payable was based on an analysis of current market interest rates.

(2)          The weighted average interest rate for all years presented is 8.0% for the fixed rate notes and 9.0% for the variable rate note.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Natrol, Inc. and its subsidiaries:

We have audited the accompanying consolidated balance sheets of Natrol, Inc. and its subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed at the index in Item 15(a) as of and for the years ended December 31, 2005 and 2004. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natrol, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein as of and for the years ended December 31, 2005 and 2004.

/s/ STONEFIELD JOSEPHSON, INC.

CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
February 17, 2006

Report of Independent Auditors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: the Board of Directors and Stockholders of Natrol, Inc.
Chatsworth, California

We have audited the accompanying consolidated statement of operations, stockholders’ equity, and cash flows of Natrol, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2003. Our audit also included the financial statement schedule for the year ended December 31, 2003 listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

April 14, 2004

Natrol, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash	$3,097	$6,022
Accounts receivable, net of allowances of $247 and $421 at December 31, 2005 and 2004, respectively	6,723	7,431
Inventory	11,797	9,723
Income taxes receivable	439	956
Deferred income taxes	2,021	814
Prepaid expenses and other current assets	726	793
Total current assets	24,803	25,739
Property and equipment:
Building and improvements	14,930	15,891
Machinery and equipment	5,754	5,332
Furniture and office equipment	2,900	3,112
	23,584	24,335
Accumulated depreciation and amortization	(8,684)	(8,022)
Property and equipment, net	14,900	16,313
Property held for sale, net	761	—
Restricted cash	5,000	5,000
Deferred income taxes	3,905	3,628
Goodwill, net of accumulated amortization and impairment charge of $37,381	2,026	2,026
Other assets	67	218
Total assets	$51,462	$52,924
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,647	$2,904
Accrued expenses	2,888	2,483
Accrued payroll and related liabilities	826	1,589
Current portion of long-term debt	532	503
Total current liabilities	8,893	7,479
Long-term debt, less current portion	7,165	7,685
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.01 per share:
Authorized shares—2,000,000; Issued and outstanding shares—none
Common stock, par value of $0.01 per share:
Authorized shares—50,000,000
Issued and outstanding shares—14,457,737and 14,281,928 at December 31, 2005 and 2004, respectively	145	143
Additional paid-in capital	62,984	62,709
Accumulated deficit	(24,844)	(22,211)
	38,285	40,641
Shares held in treasury, at cost—921,900 shares at December 31, 2005 and 2004	(2,881)	(2,881)
Total stockholders’ equity	35,404	37,760
Total liabilities and stockholders’ equity	$51,462	$52,924

See notes to consolidated financial statements.

Natrol, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2005	2004	2003
Net sales	$67,530	$79,269	$72,658
Cost of goods sold	44,107	46,820	44,246
Gross profit	23,423	32,449	28,412
Selling and marketing expenses	18,000	19,560	17,701
General and administrative expenses	9,525	9,348	10,063
Total operating expenses	27,525	28,908	27,764
Operating income (loss) from continuing operations	(4,102)	3,541	648
Interest income	189	101	54
Interest expense	(638)	(630)	(649)
Income (loss) from continuing operations before income taxes	(4,551)	3,012	53
Income tax provision (benefit)	(1,918)	1,144	34
Income from continuing operations	(2,633)	1,868	19
Discontinued operations:
(Loss) from operations of discontinued Annasa component	—	—	(1,766)
(Loss) from operations of discontinued Tamsol component	—	—	(542)
Income tax benefit	—	—	821
Loss on discontinued operations	—	—	(1,487)
Net income (loss)	$(2,633)	$1,868	$(1,468)
Basic income (loss) per share:
Income per share from continuing operations	$(0.20)	$0.14	$0.00
Loss per share from discontinued operations	—	—	(0.11)
Income (loss) per share	$(0.20)	$0.14	$(0.11)
Diluted income (loss) per share:
Income per share from continuing operations	$(0.20)	$0.13	$0.00
Loss per share from discontinued operations	—	—	(0.11)
Income (loss) per share	$(0.20)	$0.13	$(0.11)
Weighted-average shares outstanding:
Basic	13,473,647	13,276,618	12,945,938
Diluted	13,473,647	14,112,965	13,451,764

See notes to consolidated financial statements.

Natrol, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Shares Held
	Shares	Amount	Capital	Deficit)	in Treasury	Totals
Balance, January 1, 2003	13,788,720	$138	$62,005	$(22,611)	$(2,881)	$36,651
Exercise of stock options	216,885	2	319			321
Shares issued in exchange for services	10,437		16			16
Issuance of common stock under employee stock purchase plan	38,267	1	37			38
Net loss				(1,468)		(1,468)
Balance, December 31, 2003	14,054,309	141	62,377	(24,079)	(2,881)	35,558
Exercise of stock options	192,638	2	249			251
Shares issued in exchange for services	562		2			2
Issuance of common stock under employee stock purchase plan	34,419		81			81
Net income				1,868		1,868
Balance, December 31, 2004	14,281,928	143	62,709	(22,211)	(2,881)	37,760
Exercise of stock options	147,276	2	201			203
Issuance of common stock under employee stock purchase plan	28,533		74			74
Net loss				(2,633)		(2,633)
Balance, December 31, 2005	14,457,737	$145	$62,984	$(24,844)	$(2,881)	$35,404

See notes to consolidated financial statements.

Natrol, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31
	2005	2004	2003
Operating activities
Net income (loss)	$(2,633)	$1,868	$(1,468)
Income (loss) from continuing operations	(2,633)	1,868	19
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	—	(1,487)
Change in net assets of discontinued operations		35	33
Depreciation and amortization	1,341	1,277	1,498
Gain on disposal of property and equipment	—	—	(3)
Provision for bad debts	(174)	(223)	397
Deferred income taxes	(1,483)	570	(494)
Shares issued for services	—	2	16
Changes in operating assets and liabilities:
Accounts receivable	881	490	(1,315)
Inventory	(2,075)	(670)	(445)
Income taxes receivable/payable	517	(607)	(554)
Prepaid expenses and other current assets	69	121	538
Accounts payable	1,743	(2,697)	1,206
Accrued expenses	405	751	(1,615)
Accrued payroll and related liabilities	(763)	817	92
Net cash provided by (used in) operating activities	(2,172)	1,734	(2,114)
Investing activities
Purchases of property and equipment	(691)	(920)	(384)
Proceeds for sale of property and equipment	—	—	8
Restricted cash	—	—	(5,000)
Reduction of goodwill arising from Prolab settlement	—	2,000	—
Other assets	151	(135)	(44)
Net cash provided by (used in) investing activities	(540)	945	(5,420)
Financing activities
Proceeds from issuance of long-term debt	—	750	—
Repayments on long-term debt	(490)	(338)	(303)
Proceeds from issuance of common stock	277	332	359
Net cash provided by (used in) provided by financing activities	(213)	744	56
Net increase (decrease) in cash and cash equivalents	(2,925)	3,423	(7,478)
Cash and cash equivalents, beginning of year	6,022	2,599	10,077
Cash and cash equivalents, end of year	$3,097	$6,022	$2,599
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$637	$630	$650
Income taxes	$173	$1,174	$337

See notes to consolidated financial statements.

Natrol, Inc.
Notes to Consolidated Financial Statements

1. Business and Summary of Significant Accounting Policies

Description of Business

Natrol, Inc. and subsidiaries (collectively, the “Company”) manufactures and markets branded, high-quality dietary supplement products under three branded labels, Natrol, Laci Le Beau and Prolab. Our core Natrol brand markets vitamins, minerals, hormonal supplements, herbal products, and specialty combination formulations. The Laci Le Beau brand sells specialty teas and the Prolab brand markets sports nutrition products to athletes and other health minded individuals. We sell our products through multiple channels of distribution that reach consumers through mass-market retailers, health food stores, fitness centers, the Internet, catalogues and other points of distribution.

We also sell raw materials and market limited contract manufacturing through our EPI division, which operates within our core operating unit.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Natrol, Inc. and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

Estimates and Assumptions

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates, although management does not believe any differences would materially affect our consolidated financial position or results of operations.

Significant Risks and Uncertainties

Product returns are a recurring part of our business. Estimating product returns requires significant management judgment. Products may be returned for various reasons including expiration dates or lack of sufficient sales. During 2005, returns and reimbursements for damages and outdated products were 6.2% of gross shipments, an increase from the 3.5% and the 4.7%  of gross shipments experienced in 2004 and 2003, respectively. In past years, the rate of returns has been considerably higher reaching more than 14%. There is no guarantee that future returns will not increase to, or exceed, the levels experienced in the past. Furthermore, the possibility exists that should we lose a major account, we may agree to accept a substantial amount of returns.

We monitor our inventory and analyze it on a regular basis. Cycle counts are taken daily to verify inventory levels. In addition, we analyze the movement of items within our inventory in an effort to determine the likelihood that inventory will be sold or used before expiration dates are reached. We provide an allowance against that portion of inventory that we believe is unlikely to be sold or used before expiration dates are reached. At December 31, 2005, inventory allowances were approximately $2.5 million.

Cash

Substantially all of the Company’s cash was held by one bank at December 31, 2005. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Restricted Cash

Restricted cash represents cash that has been deposited with an insurance company as part of our self-insurance program. The cash earns interest at a current rate of 1.65% per annum, and will be returned should we terminate the policy. The policy, which is cancelable by us, is effective through 2008.

Inventory

Inventory is stated at the lower of cost (determined by the first-in, first-out method) or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three-to-ten years for furniture, machinery and equipment. Buildings are depreciated over forty years, and improvements are depreciated over periods ranging from five-to-forty years, using the straight-line method. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease terms. Depreciation expense in the years ended December 31, 2005, 2004 and 2003 amounted to $1,338, $1,277 and $1,496, respectively.

Property held for sale

At December 31, 2005, the Company’s facility in Bloomfield, Connecticut. was for sale. This building became unoccupied when we moved all of our Prolab subsidiary’s shipping and receiving functions from Connecticut to our shipping and warehousing facility in Chatsworth, California.

The book value of the land, building and associated building improvements, net of accumulated depreciation, amounted to approximately $0.8 million on December 31, 2005. The facility was sold in January 2006 for approximately $1.0 million.

Long-Lived Assets

We evaluate long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) approved two new statements: Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. We adopted SFAS No. 142 on January 1, 2002. In accordance with such adoption, we began testing goodwill for impairment annually at December 31 in 2002.

We performed our annual impairment test as of December 31 for each of the years presented and concluded that goodwill was not impaired.

As part of our impairment test, we considered a number of variables including, but not limited to, the market capitalization of the Company, estimates of future earnings and discounted cash flows, third party assessments of the value of the Company and transactions involving the purchase and sale of businesses similar to ours.

As part of a legal settlement with the former owners of Prolab, in 2004, we received $2.0 million, which was recorded as reduction of goodwill. The balance of goodwill as of December 31, 2004, therefore, was reduced to approximately $2 million.

The changes in the carrying value of goodwill for the years ended December 31, 2003, 2004 and 2005 were as follows (in thousands):

Balance, December 31, 2002 and 2003	$4,026
Reduction of goodwill from legal settlement in 2004	(2,000)
Balance, December 31, 2005 and 2004	$2,026

Income Taxes

Deferred income taxes are provided for temporary differences between the financial statement and income tax bases of assets and liabilities, based on enacted tax rates. Management provides a valuation allowance when it believes it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

Revenue Recognition

We sell our products to retail outlets through a direct sales force and a national broker network. We recognize revenue from sales when product is shipped and risk of loss is transferred. We currently have no consignment accounts. If we had consignment accounts we would not recognize revenue until product was sold by the consignment account to the consumer. Net sales represent product shipped less actual and estimated returns, spoilage allowances, allowances for product deemed to be unsaleable by customers, and slotting fees, rebates and other expenditures which, using Generally Accepted Accounting Principles (GAAP) in the United States should be accounted for as reductions of revenue. Estimates and allowances are based upon known claims and an estimate of additional returns when the amount of future returns can be reasonably estimated.

Advertising Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotional costs were (in thousands) $7,056, $6,122, and $5,427 for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts are exclusive of brochure and public relations expenses, as well as promotional and other costs that are netted against sales revenue.

Research and Development Costs

Our research and development costs are expensed as incurred and were (in thousands) $964, $752 and $608 for the years ended December 31, 2005, 2004 and 2003, respectively.

Shipping and Handling Costs

We record all amount charged to customers for shipping and handling as revenue. All shipping and fulfillment costs are classified as selling and marketing expenses and were (in thousands) $3,340, $3,432 and $3,172 for the years ended December 31, 2005, 2004 and 2003, respectively.

Stock-Based Compensation

We account for our employee stock option plan under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We have a stock-based compensation plan. Our operating results do not include a compensation charge related to this plan, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on the operating results and per share amounts if the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based compensation, had been applied to stock-based employee compensation. SFAS 123 was adopted on January 1, 2006 and option expenses will be included in our operating results beginning on that date.

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Income (loss) from continuing operations	$(2,633)	$1,868	$19
Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax benefits (“Stock Compensation”)	(38)	(53)	(222)
Income (loss) from continuing operations—pro forma	$(2,671)	1,815	(203)
Loss from discontinued operations	—	—	(1,487)
Net profit (loss)—pro forma	$(2,671)	$1,815	$(1,690)
Income (loss) per share from continuing operations:
Basic—as reported	$(0.20)	$0.14	$0.00
Basic—pro forma	$(0.20)	$0.14	$(0.02)
Diluted—as reported	$(0.20)	$0.14	$0.00
Diluted—pro forma	$(0.20)	$0.14	$(0.02)
Net loss per share:
Basic—as reported	$(0.20)	$0.13	$(0.11)
Basic—pro forma	$(0.20)	$0.13	$(0.13)
Diluted—as reported	$(0.20)	$0.13	$(0.11)
Diluted—pro forma	$(0.20)	$0.13	$(0.13)

The fair value of the options is estimated using a Black-Scholes option-pricing model with the following weighted-average assumptions for grants:

	Years Ended December 31,
	2005	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	63.0	64.6	68.7
Risk free interest rate	3.9%	3.6%	3.0%
Expected life of options	5 years	5 years	5 years

These assumptions resulted in weighted-average fair values of $1.54, $1.66 and $0.87 for each stock option granted in 2005, 2004 and 2003, respectively.

In connection with his appointment as President and CEO, Mr. Bos was awarded fully vested options to purchase 6,029,500 shares of the Company’s common stock with a strike price of $2.282 per share. The strike price was equal to the price of the last reported trade immediately prior to the time the Board determined to grant this option and therefore reflects the fair market value of our common stock at the time of the grant. For a period of three years, Mr. Bos’s ability to sell the majority of the shares he receives upon exercise of these options is restricted, with the restrictions lapsing based upon the stock price reaching defined hurdles. The grant is subject to shareholder approval. The grant will result in a charge to operating earnings during the first quarter of 2006. The amount of the charge has not yet been determined.

Income (Loss) Per Share

We calculate income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Basic income (loss) per share has been computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share has been computed by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents (stock options).

Stock options to purchase 2,310,820, 2,442,000 and 2,950,000 shares of common stock at December 31, 2005, 2004 and 2003, respectively, were outstanding and of these shares, 2,310,820, 520,000 and 2,950,000 were respectively considered anti-dilutive.

Fair Value of Financial Instruments

The carrying value of certain financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximates fair market value based on their short-term nature. The fair value of the our long-term notes payable is estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of long-term notes payable exceeded the carrying value by approximately $0.3 million at December 31, 2005.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash and accounts receivable. We believe our exposure as it relates to cash is limited due to the fact that the cash we have is placed with our bank, which has a strong financial position. Significant portions of our sales are made directly to mass merchandisers and national retailers. Due to the increased volume of sales to these channels, we have experienced an increased concentration of credit risk, and as a result, may at anytime have individually significant receivable balances with such mass merchandisers and national retailers. While we monitor and manages this risk, financial difficulties on the part of one or more major customers may have a material adverse effect. We perform ongoing credit evaluations of customers and maintain an allowance for potential credit losses.

One customer represented more than 10% of our net sales in 2005 and no customer represented 10% or more of our net sales in 2004 and 2003, respectively. Two accounts represented more than 10% of our net accounts receivable as of December 31, 2005.  At December 31, 2004 no customer accounted for more than 10% our trade receivables and one customer represented approximately 16% of net accounts receivable at December 31, 2003.

Recently Issued Accounting Standards

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

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123 and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123, to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As we do not issue or expect to issue hybrid financial instruments, we do not believe this pronouncement will have any material effect on our financial reporting.

2. Inventory

Inventory consists of the following:

	December 31,
	2005	2004
	(in thousands)
Raw material and packaging supplies	$7,547	$5,357
Finished goods	4,250	4,366
	$11,797	$9,723

Two of our suppliers each accounted for more than 10% of our inventory purchases in 2005. The loss of either supplier could have a material adverse effect on our ability to produce and sell goods. We do not have a long-term supply agreement with these suppliers.

3. Financing

During 1999, we entered into two mortgage notes payable in the aggregate amount of approximately $8,900,000, collateralized by our facilities. These notes are payable in monthly installments of approximately $74,000 in the aggregate, including interest ranging from 7.75% to 8.32%, maturing in 2014 and 2019.

In November 4, 2004, we executed a Revolving Note in favor of CNB for the principal sum of $3,000,000. This revolving note expired in December 2005 and we are currently renegotiating the terms of a potential line of credit. We also executed a Promissory Note in favor of CNB for the original principal sum of $750,000. The $750,000 note payable is collateralized by our non-real estate assets. This note is payable in monthly installments of approximately $12,500  over 5 years plus interest at a variable rate based upon prime plus a premium of .75%. The initial rate upon entering into the note was 5.5%. The prime rate at December 31, 2005 was 7.25%.

Future maturities of long-term debt at December 31, 2005 are as follows (in thousands):

2006	$532
2007	564
2008	598
2009	637
2010	527
Thereafter	4,841
Total	$7,699

4. Income Taxes

The income tax (benefit) provision consists of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current:
Federal	$(402)	$540	$526
State	(32)	34	2
Total current	(434)	574	528
Deferred	(1,484)	570	(494)
Total income taxes (benefit) for continuing operations	$(1,918)	$1,144	$34
Income tax benefit from discontinuing operations	—	$—	$(821)

The difference between actual income tax provision (benefit) and the amount computed using the U.S. federal statutory income tax rate is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Statutory rate applied to income (loss) from continuing operations	$(1,547)	$1,008	$19
State tax provision	(172)	115	2
Other	(199)	21	13
Income tax provision from continuing operations	$(1,918)	$1,144	$34

The significant components of our deferred income tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Deferred income tax assets:
Accounts receivable allowances	$98	$167	$253
Inventory	883	573	565
Accrued liabilities	1,235	838	780
Goodwill impairment	2,808	3,191	3,572
Net operating loss carryforward	1,317	—	107
Other	0	107	72
	6,341	4,876	5,349
Deferred tax income liabilities:
Federal effect of state taxes	(282)	(223)	(271)
Depreciation	(133)	(211)	(66)
Net deferred tax assets	$5,926	$5,012	$5,012

As of December 31, 2005 and 2004 the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $3,333 and $3,143 respectively which begin to expire in the years 2025 and 2015.

5. Stockholders’ Equity

Stock Repurchase Program

In 2000, the Board of Directors authorized a stock repurchase program for our common stock. Under the stock repurchase program, we can effect common stock repurchases from time to time up to an aggregate of $10,000,000. The stock repurchase program does not have an expiration date. No such repurchases were made in 2005 or 2004.

Stock Options

Under our 1996 Stock Option and Grant Plan, as amended (the “Plan”), the Board of Directors is authorized to grant incentive stock options or non-qualified stock options. Incentive stock options may be granted only to employees. Non-qualified stock options may be granted to officers and employees as well as to non-employees. The maximum number of shares to be issued under the Plan is 3,468,568 shares, as amended. All options granted under the Plan have been made at prices not less than the fair market value of the stock at the date of grant. Generally, the options granted under the Plan vest over three-to-five years. Options granted under the Plan have a term of not more than 10 years.

A summary of our stock option activity and related information is as follows (in thousands, except per share data):

	Number of Options (000’s)	Weighted-Average Exercise Price Per Share	Exercise Price Per Share
Outstanding at December 31, 2002	2,916	$3.10	$1.10—$13.00
Granted	361	1.31	1.10—2.04
Forfeited	(111)	2.23	1.45—6.03
Exercised	(217)	1.48	1.15—1.50
Outstanding at December 31, 2003	2,949	2.89	1.10—13.00
Granted	90	2.84	2.67—3.04
Forfeited	(405)	3.35	1.10—6.03
Exercised	(192)	1.30	1.15—1.50
Outstanding at December 31, 2004	2,442	3.07	1.10—13.00
Granted	65	2.72	1.74—3.09
Forfeited	(49)	5.16	1.32—10.40
Exercised	(147)	1.38	1.10—1.94
Outstanding at December 31, 2005	2,311	3.07	1.15—13.00

At December 31, 2005, 951,617 shares were available for future grant. The weighted-average remaining contractual life for the outstanding options in years was 4.84, 5.57, and 6.91 at December 31, 2005, 2004 and 2003, respectively.

	Options Outstanding
		Weighted Average		Weighted Average
Range of Exercise Prices	Number Outstanding (000’s)	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Exercisable (000’s)	Weighted Average Exercise Price
$1.15—$2.35	1,726	5.04	$1.71	1,698	$1.71
$2.67—$6.03	310	5.73	4.12	238	4.48
$7.75—$13.00	275	2.60	10.90	275	10.90
Total	2,311	4.84	$3.13	2,211	$3.14

6. Commitments and Contingencies

We lease some equipment under noncancelable operating leases that expire in various years through 2006. Rent expense under operating leases totaled approximately $160,000, $162,000 and $155,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum lease payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2005 (in thousands):

2005	$110
2006	73
2007	12
2008	11
2009	4
Total minimum lease payments	$210

We lease part of our shipping facility and future minimum lease payments due to us are (in thousands):

2005	$393
2006	404
2007	417
2008	429
2009	367
Total	$2,010

However, as of year-end, our tenant was in arrears. In February 2006, this tenant formally notified us of its intent to vacate the facility and we have commissioned a broker to find a new tenant. Although the tenant is responsible for all rent through the term of the lease, and although we are attempting to collect rent due us, there is no guarantee that the tenant will be able to pay us for rent owed even if a formal legal settlement is reached.

We are party to certain legal actions arising in the normal course of business. In the opinion of management, the ultimate outcome of such litigations will not have a material adverse effect on our financial position or results of operations.

7. Employee Benefits Plans

We have a profit sharing 401(k) plan that covers substantially all of our employees. Eligible employees may contribute up to the maximum allowed under law. Contributions are discretionary. However, we generally match 10.0% of the employees’ contributions up to the maximum of 1.0% of eligible compensation. Amounts recognized as expense were approximately $22,000, $33,000 and $26,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

In 1998, the Board of Directors approved the Natrol, Inc. Employee Stock Purchase Plan (ESPP), which allows substantially all employees to purchase shares of our common stock, through payroll deductions, at 85.0% of the fair market value of the shares at the beginning or end of the offering period, whichever is lower. We expense two thirds of the 15.0% discount given to employees under the plan. The ESPP provides for employees to authorize payroll deductions of up to 10.0% of their compensation for each pay period. In conjunction with the ESPP, we registered with the SEC 225,000 shares of the Company’s common stock reserved for purchase under the ESPP. As of December 31, 2005 and 2004, 64,920 and 93,453, respectively were available for issuance under this plan. For the year ended December 31, 2005, 28,533 shares were issued at prices ranging from $1.36 to $2.39. For the year ended December 31, 2004, 34,419 shares were issued at $2.33 per share. For the year ended December 31, 2003, 38,267 shares were issued at $0.98 per share.

In 2004 and 2005, we adopted a bonus program for certain employees. The bonuses granted are dependent upon a formula based on corporate profits before taxes and interest. No bonus payments were issued to employees under the plan in 2005. The amount of bonus expensed in 2004 relative to this plan was approximately $600,000.

8. Impairment of Goodwill

In 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill not be amortized. Beginning in 2002, we have evaluated goodwill for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We have performed this evaluation annually, ever since, as of December 31 of each year.

The remaining goodwill balance at December 31, 2003 was approximately $4 million. In the fourth quarter of 2003, we completed our annual goodwill impairment testing and determined that goodwill was not impaired. Additionally, during March 2004, we settled litigation with the former owners of Prolab Nutrition, Inc. We received $2.0 million in cash, which was reflected in the financial statements for the quarter ending March 31, 2004 as a reduction of goodwill. We determined that this was the proper accounting for the settlement because the sellers did not deliver a key asset in the condition warranted, which was a clear and direct link to the purchase price, and accordingly resulted in a purchase price adjustment reducing goodwill, as opposed to a charge to income.

We performed an annual impairment test as of December 31 for each of the years presented and determined that no impairment existed. In all years in which impairment was tested, we considered a number of variables including, but not limited to, the market capitalization of the Company, estimates of future earnings and discounted cash flows, third party assessments of the value of the Company and transactions involving the purchase and sale of businesses similar to ours.

9. Discontinued Operations

In December 2003, we discontinued our Annasa and Tamsol units. Annasa, a subsidiary of Natrol and a multi-level marketer of proprietary nutritional products began operations in 2002. Tamsol was also formed in 2002, to generate direct-to-consumer sales via radio, television, direct mail and other non-retail venues. We have reclassified our financial statements to segregate the revenues, direct costs and expenses (excluding allocated costs), assets and liabilities and cash flows of the discontinued operations. The net operating results, net assets and net cash flows of these businesses have been reported as “Discontinued Operations” in the accompanying consolidated financial statements.

Summarized financial information for the discontinued operations is as follows (in thousands):

December 31, 2003
Annasa:
Revenue	$667
Gross Margin	452
Selling and Marketing expenses	1,224
General and administrative	994
Loss from operations	(1,766)
Income tax benefit	616
Net loss	$(1,150)
Tamsol:
Revenue	$30
Gross Margin	30
Selling and Marketing expenses	152
General and administrative	420
Loss from operations	(542)
Income tax benefit	205
Net loss	$(337)
Net assets of discontinued operations:
Current assets	$115
Total assets	150
Current liabilities	115
Net assets of discontinued operations	35

10. Operating Segments

Prior to the fourth quarter of 2003, we reported revenue and income through three operating segments: Natrol, Annasa and Prolab. As discussed in Note 9, Annasa was discontinued in the fourth quarter of 2003. Additionally, we consolidated the Prolab operating unit into the core Natrol operating unit as of October 1, 2003 and as of that date Prolab began operating as a brand within the core operating unit similar to our other brands. As of October 1, 2003, we no longer considered Prolab a separate operating segment. As a result, segment operating results are no longer being reported.

11. Selected Quarterly Financial Data (unaudited)

	2005 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Net sales	$17,669	$19,604	$15,390	$14,867
Gross profit	6,265	7,528	5,506	4,125
Net income	(592)	291	(742)	(1,590)
Basic and diluted income per share:
Basic income per share	$(0.04)	$0.02	$(0.05)	$(0.12)
Diluted income per share	$(0.04)	$0.02	$(0.05)	$(0.12)

	2004 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Net sales	$20,425	$20,682	$20,879	$17,283
Gross profit	7,830	9,344	8,665	6,610
Net income	450	769	384	265
Basic and diluted income per share:
Basic income per share	$0.03	$0.06	$0.03	$0.02
Diluted income per share	$0.03	$0.05	$0.03	$0.02

Natrol, Inc. and Subsidiaries Schedule II—Valuation and Qualifying Accounts Years Ended December 31, 2005, 2004 and 2003

Description	Balance at Beginning of Year	Charged to Cost and Expense	Deductions		Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2003	$409	$397	$171		$635
Year ended December 31, 2004	$635	$(223)	$(9)		$421
Year ended December 31, 2005	$421	$147	$321		$247
Allowance for Sales Returns:
Year ended December 31, 2003	$1,593	$4,014	$4,372	(1)	$1,235
Year ended December 31, 2004	$1,235	$3,172	$3,340	(1)	$1,067
Year ended December 31, 2005	$1,067	$4,874	$3,664	(1)	$2,277

(1)          Represents actual returns of goods

ITEM 9.                CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 22, 2004, the Audit Committee of the Board of Directors of Natrol informed Deloitte & Touche, LLP (Deloitte), our  independent public accountants for the fiscal year ended December 31, 2003, of our decision to no longer engage Deloitte & Touche, LLP as the Company’s independent public accountants. On December 22, 2004, the Audit Committee of the Board of Directors of Natrol engaged Stonefield Josephson, Inc. to serve as our independent public accountants for the fiscal year ended December 31, 2004. On December 28, 2004, Natrol filed a Form 8-K announcing this change in independent public accountants.

Deloitte’s independent auditors’ reports on our consolidated financial statements for each of the fiscal years in the two-year period ended December 31, 2003 did not contain an adverse opinion, or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the two fiscal years ended December 31, 2003 and the subsequent interim period through December 22, 2004, there were no disagreements with Deloitte on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Deloitte’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on our consolidated financial statements for such periods; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during the two fiscal years ended December 31, 2003 and the subsequent interim period through December 22, 2004.

During the fiscal years ended December 31, 2002 and 2003 and through December 22, 2004, we did not consult Stonefield Josephson, Inc. with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A.                Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Information required under Part III (Items 10, 11, 12, 13, and 14 other than the information required by Item 201(d) of Regulation S-K for Item 12) is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held in June 2006.

ITEM 12.         SECURITES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2005 regarding shares of our common stock that may be used under our existing equity compensation plans, including the 1996 Stock Option and Grant Plan (the “1996 Plan”) and the 1998 Employee Stock Purchase Plan.

Equity Compensation Plan Information Table—Overview

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
Equity compensation plans approved by security holders	2,310,820	$3.13	1,157,766	(1)
Equity compensation Plans not approved by security holders
Total	2,310,820	$3.13	1,157,766	(1)

(1)          Includes shares available for future issuance under the ESPP.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page
(a)(1)	Consolidated Financial Statements
	The financial statements included in this Annual Report on Form 10-K are provided under Item 8.
(a)(2)	Index to Consolidated Financial Statement Schedules:
	Schedule II—Valuation and Qualifying Accounts	59

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not material, and therefore have been omitted.

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

10.10

Bonus Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed on April 14, 2004). Code of Ethics (incorporates herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed on June 9, 2004). Agreement withWayne Bos filed as an exhibit to Company’s Form 8-K filed on February 21, 2006.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of March, 2006.

NATROL, INC.

By:	/s/ WAYNE BOS
Wayne Bos
President and Chief Executive Officer

Date: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signatures Signed	Title	Date
Elliott Balbert	Chairman of the Board and Executive Chairman	March 30, 2006
Wayne Bos	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2006
Dennis Jolicoeur	Chief Financial Officer, Executive Vice President and Director (Principal Financial Officer and Principal Accounting Officer)	March 30, 2006
Vernon Brunner	Director	March 30, 2006
Dennis De Concini	Director	March 30, 2006
Ronald Consiglio	Director	March 30, 2006
Thomas Doorley, III	Director	March 30, 2006