Form 10-Q
period 2006-03-31
NATROL INC
filed 2006-05-15
CIK 1025573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NO: 0-24567

NATROL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	95-3560780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21411 PRAIRIE STREET
CHATSWORTH, CALIFORNIA 91311
(Address of principal executive offices)

(818) 739-6000
(Registrant’s telephone number, including area code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-B2 of the Exchange Act. (check one)

Large accelerated filer ☐	an accelerated filer ☐	or an non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of May 3, 2006, 12,559,648 shares of the registrant’s common stock were outstanding.

Natrol, Inc.

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Natrol, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31	December 31
	2006	2005
	(unaudited)
Assets
Current assets:
Cash	$3,478	$3,097
Accounts receivable, net of allowances of $220 and $247 at March 31, 2006 and December 31, 2005, respectively	7,942	6,723
Inventory	12,763	11,797
Income taxes receivable	305	439
Deferred income taxes	2,021	2,0211
Prepaid expenses and other current assets	572	726
Total current assets	27,081	24,803
Property and equipment:
Building and improvements	14,933	14,930
Machinery and equipment	5,777	5,754
Furniture and office equipment	3,096	2,900
	23,806	23,584
Accumulated depreciation and amortization	(9,028)	(8,684)
Property and equipment, net	14,778	14,900

Property held for sale, net		761

Restricted cash	5,000	5,000
Deferred income taxes	4,008	3,905
Goodwill, net of accumulated amortization and impairment charge of $37,381	2,026	2,026
Other assets	27	67
Total assets	$52,920	$51,462
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,311	$4,647
Accrued expenses	3,958	2,888
Accrued payroll and related liabilities	1,281	826
Current portion of long-term debt	540	532
Total current liabilities	10,090	8,893
Long-term debt, less current portion	7,026	7,165
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.01 per share:
Authorized shares—2,000,000; Issued and outstanding shares—none
Common stock, par value of $0.01 per share:
Authorized shares—50,000,000 Issued and outstanding shares—14,481,548 and 14,457,737 at March 31, 2006 and December 31, 2005, respectively	145	145
Additional paid-in capital	63,310	62,984
Accumulated deficit	(24,770)	(24,844)
	38,685	38,285
Shares held in treasury, at cost—921,900 shares at March 31, 2006 and December 31, 2005	(2,881)	(2,881)
Total stockholders’ equity	35,804	35,404
Total liabilities and stockholders’ equity	$52,920	$51,462

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Net sales	$16,923	$17,669
Cost of goods sold	10,029	11,404
Gross profit	6,894	6,265
Selling and marketing expenses	4,091	4,185
General and administrative expenses	2,525	2,917
Option expense	292	—
Total operating expenses	6,908	7,102
Operating loss	(14)	(837)

Interest income	56	42
Interest expense	(154)	(160)
Gain on sale of property	230	—
Income (loss) before income taxes	118	(955)
Income tax (benefit) provision	45	(363)
Net Income (loss)	$73	$(592)
Income (loss) per share:
Basic	$0.01	$(0.04)
Diluted	0.01	(0.04)

Weighted-average shares outstanding:
Basic	13,534,237	13,384,419
Diluted	13,805,234	13,384,419

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Operating activities
Net Income (loss)	$73	$(592)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	348	319
Provision for bad debts	(27)	17
Deferred income taxes	(104)
Option Expense	292
Changes in operating assets and liabilities:
Accounts receivable	(1,192)	(291)
Inventory	(966)	714
Income taxes receivable/payable	134	94
Prepaid expenses and other current assets	154	32
Accounts payable	(335)	804
Accrued expenses	1,069	434
Accrued payroll and related liabilities	455	(449)
Net cash provided by (used in) operating activities	(99)	1,082

Investing activities
Purchases of property and equipment	(222)	(130)
Sale of property	759	—
Other assets	40	28
Net cash provided by (used in) investing activities	577	(102)

Financing activities
Repayments on long-term debt	(132)	(112)
Proceeds from issuance of common stock	35	57
Net cash (used in) provided by financing activities	(97)	(55)

Net increase in cash and cash equivalents	381	925
Cash and cash equivalents, beginning of period	3,097	6,022
Cash and cash equivalents, end of period	$3,478	$6,947

See accompanying notes

NATROL, INC.
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.     BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  This Report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2005.  Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

2.     STOCK BASED COMPENSATION

Through the end of 2005, the Company measured compensation for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less that the fair market value of the stock when the option was granted. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company disclosed the pro forma net income per share as if the fair value-based method had been applied in measuring compensation expense for stock-based incentive awards. No stock-based compensation cost was recognized in the Consolidated Statement of Income for the three months ended March 31, 2005 for options granted under the Company’s stock option plan as all unvested options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (SFAS 123R). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005 the SEC released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides the SEC’s staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

In the first quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective-transition method, as prescribed by SFAS 123R. Under the transition method, compensation cost recognized during the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated.

During the three months ended March 31, 2006, 6,289,500 options were granted. Of this number, 6,029,500 options were awarded to Wayne Bos, the Company’s CEO and President and 260,000 options were granted to other employees. The options granted to Mr. Bos have certain service and performance conditions which have been delineated in the Company’s other filings. For the three months ended March 31, 2006, the Company recognized an expense of $292,000 as a result of the adoption SFAS 123R with $272,000 of this expense being for Mr. Bos’ options and $20,000 being for the options granted to other employees.

The effect of the change in applying the original provisions of SFAS 123 resulted in lowering operating income, income before taxes, net income and basic and diluted earnings per share as follows:

	As per SFAS	As per SFAS
	123R	123
Operating Income	(14)	278
Income before provision for income taxes	118	410
Net income	73	254
Net income per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

The Company used a Monte Carlo method to simulate stock price paths over the term of the 6,029,500 options awarded to Mr. Bos. All other options were valued using a Black-Scholes model. The Monte Carlo method, which is one acceptable valuation method per SFAS 123R, was used due to many factors which make utilizing a Black-Scholes model inappropriate for a block of options of this magnitude. These factors include but are not limited to the size of the grant in relation to the total shares outstanding, the trading volume of Natrol’s stock and the holder’s ability to resell the shares, and the control factor which the size of the grant implies. The Company used the services of a well-credentialed group of valuation experts to perform the valuation of Mr. Bos’ options. This group developed multiple scenarios including continuing operation and sale scenarios, to assess the potential to create shareholder value over the term of the options. The resulting Monte Carlo analysis gave rise to a range of fair values for which the mean amount was utilized in valuing the options for Mr. Bos.

All other options were valued using a Black-Scholes model. Under SFAS 123R, the Company will continue to utilize the Black-Scholes model to estimate the fair market value related to employee stock options after January 1, 2006, unless such method is clearly inappropriate for a significant block of options, such as were granted to Mr. Bos. The Company’s assessment of the estimated compensation charges for these other options is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to the Company’s stock price volatility and expected employee stock option behavior.

The following summarizes the activity of the Company’s stock options, not including the Bos options which were valued at $272,000 using the Monte Carlo method,  for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at January 1, 2006	2,310,820	$3.13
Granted	260,000	2.12
Exercised	14,563	1.42
Canceled or expired	42,500	5.04
Outstanding at March 31, 2006	2,513,757	$3.00	5.16	$0.0
Exercisable at March 31, 2006	2,170,714	$3.12	4.45	$0.0

The following summarizes the activity of the Company’s stock options that have not vested for the three months ended March 31, 2006:

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	99,501	$1.48
Granted	260,000	1.14
Vested	16,458	$1.36
Nonvested at March 31,2006	343,043	$1.23

As of March 31, 2006, there was $403,660 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 9.65 years. The total measurement fair value of shares vested during the three-months ended March 31, 2006 was $16,278.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three Months Ended March 31,
	2006	2005

Weighted average fair value at date of grant for options granted during the period	$1.14	$1.71

Risk-free interest rates	4.70%	3.72%
Expected stock price volatility	60.74	63.62
Expected dividend yield	0.0%	0.0%

The following table illustrates the effect on net income and earnings per share if the Company had applied the Fair Value recognition provisions of SFAS 123R for the three months ended March 31, 2005

March 31,
2005

Net Income (loss)	$(592)
Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax benefits (“Stock Compensation”)	(26)
Net Income (loss)—pro forma	(618)
Income (loss) per share:
Basic—as reported	$(0.04)
Diluted—as reported	$(0.04)
Basic—pro forma	$(0.05)
Diluted—pro forma	$(0.05)

These assumptions resulted in weighted-average fair values of $1.14, and $1.71 for each stock option valued under the Black- Scholes method and granted in the quarters ended March 31, 2006 and 2005, respectively.

3. INVENTORY

Inventories consist of the following:

	March 31, 2006	December 31, 2005

Raw material and packaging supplies	$7,792	$7,547
Finished goods	4,971	4,250
Total Inventory	$12,763	$11,797

4. SHIPPING AND HANDLING COSTS

The Company records all amounts charged to customers for shipping and handling as revenue. All outbound shipping and fulfillment costs are classified as selling and marketing expenses and totaled $810,500 and $811,000 for three months ended March 31, 2006 and 2005, respectively.

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

Stock options to purchase 2,513,717 and 2,461,281 shares of common stock in the quarters ended March 31, 2006 and 2005, respectively, were outstanding. During the quarter ended March 31, 2006, 1,120,000 shares were considered anti-dilutive. Since the Company was not profitable in the quarter ended March 31, 2005  all of the option shares in that quarter were considered anti-dilutive.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act. These statements are based on our expectations, hopes, beliefs, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases, such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in this Item 2 regarding our financial performance, revenue and expense levels in the future, and the sufficiency of our existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements as a result of the risks, uncertainties and contingencies discussed below and in our annual report on Form 10-K for the year ended December 31, 2005. The fact that some of the risks, uncertainties and contingencies may be the same or similar to past reports we have filed with the SEC means only that the risks are present in multiple periods. We believe that many of the risks, uncertainties and contingencies detailed here are part of doing business in the industry in which we operate and will likely be present in all periods reported. The fact that certain risks, uncertainties and contingencies are endemic to the industry does not lessen their significance. The forward-looking statements contained in this report are made as of the date of this report, and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in these forward-looking statements.

Our ability to predict results or the affect of certain events on our future operating results is inherently uncertain. Forward-looking statements should not be unduly relied on since they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Therefore, we wish to caution you to carefully consider the following factors discussed in our other SEC reports. The factors discussed herein may not be exhaustive. Therefore, the factors contained herein should be read together with our other reports and documents which are filed by us with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this report.

Factors that could cause or contribute to our actual results differing materially from those discussed herein include, but are not limited to:

•      industry trends, including a general downturn or slowing of the growth of the dietary supplement industry;

•      increased competition from current competitors and new market entrants, including from private label house brands supported by retailers;

•      adverse publicity regarding the dietary supplement industry or our products;

•      exposure to product liability claims, as well as a limited amount of insurance coverage including a lack of earthquake insurance;

•      our ability to develop new products;

•      our ability to manage inventory;

•      our ability to gain or expand or maintain distribution and new or existing channels of trade;

•      an increase in the cost of obtaining and maintaining shelf space with major national retailers;

•      adverse changes in government regulation or changes in local, state or national laws;

•      our dependence on significant customers;

•      our ability to keep and attract members of management and key employees;

•      our ability to manage our growth, execute our business plan and manage changing market conditions;

•      our ability to consummate future acquisitions and integrate acquired businesses;

•      the absence of conclusive clinical studies for many of our products;

•      our ability to obtain raw materials;

•      our sales and earnings volatility;

•      our ability to manufacture products efficiently;

•      our reliance on independent brokers to sell our products;

•      our ability to protect our intellectual property;

•      a general downturn in the national economy as a whole;

•      continued market acceptance of our supplements, Laci Le Beau® teas, Prolab® sports nutrition products, and Essentially Pure Ingredient’s raw material products; and

•      legal actions brought by federal, state and local governmental authorities and private parties.

OVERVIEW

Natrol is as a quality manufacturer and marketer of nutritional supplements.

Our core brands include Natrol® supplements,  Prolab sports nutrition products and the Laci Le Beau line of dieters’ teas. The Natrol and Laci Le Beau brands are sold in health food stores, in mass-market drug, food and retail chains as well as club stores. Prolab products are sold through distributors who in turn service retail accounts. Prolab’s distributor network focuses on health food stores, health clubs and fitness facilities that cater to body builders and other individuals seeking a high level of fitness. We are continually trying to expand the distribution of our best selling items to additional retail outlets and to create promotional opportunities for our products within our existing customer base. We are also seeking to expand internationally as selected distribution opportunities arise.

We also provide contract manufacturing services to other supplement companies and sell a limited number of raw material ingredients to other nutraceutical companies but these activities are not core to the business.

Key issues for management include product development and acquisitions, product introductions, the marketing of current and new products, inventory management, and controlling the cost of doing business in our various channels of trade.

The nutritional supplement business is dependent upon access to new products and new distribution channels. New products are important for growth and to replace volume lost by products reaching the end of their product life cycles. For these reasons, we continually research potential new products. Developing a single new product can be a multi-year effort depending upon the complexity of the product and the amount of testing that must be completed to validate the product concept. We also are continuously looking for new channels in which to distribute our products both in the United States and in foreign markets.

Product introductions do not come without risk. Product launches can require substantial marketing support. Oftentimes retailers demand slotting fees or other up-front expenditures. If a product launch is not as successful as anticipated, additional promotional expenditures may be needed to sustain sales and reduce possible returns. Most vendors retain certain rights as they relate to product returns. A broad product launch, one in which a new product is introduced into thousands of retail outlets, can cause a strain on corporate resources since inventories must be produced and delivered. The resulting sales increase also leads to an increase in accounts receivable with customers.

Another avenue for new products is to acquire existing brands or products. We purchased the Laci LeBeau brand of teas and the Prolab brand of sports nutrition products, which now account for approximately 25% of our business. We may acquire other products or brands in the future.

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

THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

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

Net sales decreased 4.2%, or $0.8 million, to $16.9 million for the three months ended March 31, 2006 from $17.7 million for the three months ended March 31, 2005. When compared to the first quarter of 2005, gross shipments of the Natrol and Laci LeBeau brands increased approximately 5.4% or $0.8 million in the first quarter of 2006. However,  shipments of the Prolab brand declined nearly $0.4 million and sales of raw materials and contract manufacturing declined $0.6 million. Further reducing net sales were higher than anticipated returns in the quarter.

GROSS PROFIT. Gross profit increased 10.0%, or $0.6 million, to $6.9 million for the three months ended March 31, 2006 from $6.3 million for the three months ended March 31, 2005. Gross margin increased to 40.7% for the three months ended March 31, 2006 from 35.5% for the three months ended March 31, 2005. The increase in gross margin was primarily due to lower materials costs during the quarter. Gross margins during the first quarter of 2005 were negatively affected by sharp rises in the price of certain raw materials, in particular Coenzyme Q10.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses decreased 2.2%, or $0.1 million, to $4.1 million for the three months ended March 31, 2006 from $4.2 million for the three months ended March 31, 2005. The change is not considered material.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, as well as professional fees related to legal, audit and tax matters and depreciation. General and administrative expenses decreased 13.4%, or $0.4 million to $2.5 million for the three months ended March 31, 2006 from $2.9 million for the three months ended March 31, 2005. Legal expenditures were approximately $0.3 million less in the first quarter 2006 than in the first quarter 2005. The decrease was due to less litigation expense. Administrative payroll during the first quarter of 2006 was approximately $0.1 million less than in the first quarter of 2005.

INTEREST EXPENSE. The Company recorded interest expense of $154,000 for the three months ended March 31, 2006 as compared to interest expense of $160,000 for the three months ended March 31, 2005.

INCOME TAX EXPENSE. The Company’s effective tax rate was 38.0% in the three months ended March 31, 2006 and 2005.

SALE OF BUILDING. During the first quarter of 2006, the Company sold a building it owned in Bloomfield, Connecticut that was formerly used as a shipping facility for its Prolab brand. The approximate net book value of the property, plant and plant improvements that were sold was $759,000 and the gain, net of brokerage, legal and other related expenses was approximately $230,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company had working capital of $17.0 million as compared to $17.8 million in working capital at December 31, 2005. The Company’s cash balance at March 31, 2006 was approximately $3.5 million.

Net cash used by operating activities was $0.1 million for the three months ended March 31, 2006 versus net cash provided of approximately $1.1 million for the three months ended March 31, 2005. Cash provided by operating activities during the three months ended March 31, 2006 consisted primarily of cash provided by non-cash charges of $0.5 million and cash used because of changes in operating assets and liabilities of $0.7 million offset by the Company’s profit of $0.1 million.

During the three months ended March 31, 2006 the Company implemented SFAS 123R and expensed stock options awarded to employees. This expense amounted to $0.3 million but was a non-cash charge. Depreciation and amortization provided $0.3 million of cash. These non cash sources of cash were offset by an increase in deferred tax assets of $0.1 million and a decrease in allowances for bad debts. Cash used by operating assets and liabilities consisted primarily of an increase in accounts receivable of $1.2 million, an increase in inventory of $1.0 million, and a decrease in accounts payable of $0.3 million offset by an increase in accrued expenses of $1.1 million, an increase in accrued payroll of $0.5 million and an increase in prepaid expenses and income taxes receivable of $0.3 million. The increase in accounts receivable was due to the level and timing of sales.

Net cash provided by investing activities was $0.6 million for the three months ended March 31, 2006 versus net cash used of $0.1 million during the three months ended March 31, 2005. During the first quarter of 2006, the Company sold the warehouse it owned in Bloomfield, Connecticut. The net book value of the property sold was approximately $0.8 million. Other investment activity consisted primarily of the acquisition of $0.2 million of equipment.

Net cash used by financing activities was $0.1 million for the three months ended March 31, 2006 as opposed to cash provided of $0.1 million during the three months ended March 31, 2005. The company received cash from the exercise of stock options and repaid more than $0.1 million of long-term debt.

As of March 31, 2006, the Company had $7.5 million of outstanding debt.

The Company did not have a line of credit in place during the first quarter of 2006 but may seek to establish a line of credit with its bank.

The Company believes that its cash balance together with cash generated from operations and should be sufficient to fund its anticipated working capital needs and planned capital expenditures for the next twelve months.

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

CRITICAL ACCOUNTING POLICIES

Management’s beliefs regarding significant accounting policies have not changed significantly from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

CONTRACTUAL OBLIGATIONS

Contractual obligations have not changed significantly from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change during the three months ended March 31, 2006 from the disclosures about market risk provided in Item 7a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There were no significant changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

NATROL, INC.

Date: May 15, 2006	By:	/s/ Wayne Bos
President and Chief Executive Officer

Date: May 15, 2006	By:	/s/ Dennis R. Jolicoeur
Chief Financial Officer and Executive Vice President