Form 10-Q
period 2006-06-30
NATROL INC
filed 2006-08-14
CIK 1025573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-B2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐	or Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 9, 2006, 13,589,148 shares of the registrant’s common stock were outstanding.

Natrol, Inc.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Natrol, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30	December 31
	2006	2005
	(unaudited)
Assets
Current assets:
Cash	$2,262	$3,097
Accounts receivable, net of allowances of $210 and $247 at June 30, 2006 and December 31, 2005, respectively	7,541	6,723
Inventory	12,236	11,797
Income taxes receivable	234	439
Deferred income taxes	2,021	2,021
Prepaid expenses and other current assets	491	726
Total current assets	24,785	24,803
Property and equipment:
Building and improvements	14,936	14,930
Machinery and equipment	5,777	5,754
Furniture and office equipment	3,138	2,900
	23,851	23,584
Accumulated depreciation and amortization	(9,376)	(8,684)
Property and equipment, net	14,475	14,900

Property held for sale, net	—	761

Restricted cash	5,000	5,000
Deferred income taxes	4,033	3,905
Goodwill, net of accumulated amortization and impairment charge of $37,381	2,026	2,026
Other assets	53	67
Total assets	$50,372	$51,462
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,750	$4,647
Accrued expenses	4,122	2,888
Accrued payroll and related liabilities	1,063	826
Current portion of long-term debt	548	532
Total current liabilities	7,483	8,893
Long-term debt, less current portion	6,887	7,165
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.01 per share:
Authorized shares—2,000,000; Issued and outstanding shares—none	—	—
Common stock, par value of $0.01 per share:
Authorized shares—50,000,000 Issued and outstanding shares—13,575,648 and 13,535,837 at June 30, 2006 and December 31, 2005, respectively	136	135
Additional paid-in capital	60,537	60,113
Accumulated deficit	(24,671)	(24,844)
Total stockholders’ equity	36,002	35,404
Total liabilities and stockholders’ equity	$50,372	$51,462

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net sales	$16,587	$19,604	$33,511	$37,273
Cost of goods sold	9,394	12,076	19,423	23,480
Gross profit	7,193	7,528	14,088	13,793

Selling and marketing expenses	4,091	4,860	8,183	9,045
General and administrative expenses	2,765	2,086	5,290	5,003
Option expenses	67	—	359	—
Total operating expenses	6,923	6,946	13,832	14,048
Operating income (loss)	270	582	256	(255)

Interest income	60	48	116	90
Interest expense	(153)	(160)	(307)	(320)
Gain on sale of property	—	—	230	—
Income (loss) before taxes	177	470	295	(485)
Income tax provision (benefit)	77	179	122	(184)
Net Income (loss)	$100	$291	$173	$(301)

Income (loss) per share:
Basic	$.01	$.02	$.01	$(.02)
Diluted	$.01	$.02	$.01	$(.02)

Weighted-average shares outstanding—basic and diluted

Basic	13,563,747	13,453,164	13,557,115	13,418,981
Diluted	13,914,763	14,178,075	13,865,531	13,418,981

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six months ended June 30,
	2006	2005

Operating activities
Net income (loss)	$173	$(301)

Adjustments to reconcile income (loss) to net cash used in operating activities:
Depreciation and amortization	697	643
Provision for bad debts	(37)	179
Deferred income taxes	(128)	—
Shares issued for services	32	—
Option expense	359	—
Changes in operating assets and liabilities:
Accounts receivable	(781)	(1,906)
Inventory	(439)	(824)
Income taxes receivable/payable	205	228
Prepaid expenses and other current assets	234	115
Accounts payable	(3,102)	235
Accrued expenses	1,439	608
Accrued payroll and related liabilities	238	(754)
Net cash used in operating activities	(1,110)	(1,777)

Investing activities
Purchases of property and equipment	(267)	(380)
Sale of property	759	—
Other assets	12	25
Net cash provided by (used in) investing activities	504	(355)

Financing activities
Repayments on long-term debt	(263)	(236)
Proceeds from issuance of common stock	34	200
Net cash used in financing activities	(229)	(36)

Net decrease in cash and cash equivalents	(835)	(2,168)
Cash and cash equivalents, beginning of period	3,097	6,022
Cash and cash equivalents, end of period	$2,262	$3,854

See accompanying notes

NATROL, INC.

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.               BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by Natrol, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  This quarterly report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2005.  Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations.  The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.  The results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

2.               STOCK BASED COMPENSATION

Through the end of 2005, the Company measured compensation for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the Company disclosed the pro forma net income per share as if the fair value-based method had been applied in measuring compensation expense for stock-based incentive awards. No stock-based compensation cost was recognized in the Consolidated Statement of Operations for the three months and six months ended June 30, 2005 for options granted under the Company’s stock option plan, as all unvested options granted had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant.

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

In 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective-transition method, as prescribed by SFAS 123R. Under the transition method, compensation cost recognized during the three and six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated.

During the three months and six months ended June 30, 2006, the Company granted options to purchase 497,499 and 6,786,999 shares of common stock. Of the 6,786,999 shares, 6,029,500 options were granted  to Wayne M. Bos upon his appointment as the Company’s CEO and President.  This option award was approved by the stockholders of the Company at its 2006 annual meeting of stockholders.  The remaining 757,499 options were granted to other employees and directors. The options granted to Mr. Bos have certain service and performance conditions which have been discussed in the Company’s proxy statement for the 2006 annual meeting of stockholders. These options were fully vested upon grant, and we recognized a related expense of $0.3 million during the first quarter of 2006.  During the three and six months ended June 30, 2006, we recognized expenses of $0.1 million and $0.4 million as a result of the adoption of SFAS 123R.

The effect of the change in applying the original provisions of SFAS 123 resulted in lowering operating income, income before taxes, net income and basic and diluted earnings per share as follows:

	Three months ended		Six months ended
	June 30, 2006		June 30,2006
	As per SFAS 123R	Change to three months	As per SFAS 123R	Change to six months
Operating income	$270	$(67)	$256	$(359)
Income before provision for income taxes	177	$(67)	295	$(359)
Net income	100	$(42)	173	$(231)
Net income per share:
Basic	$0.01	—	$0.01	$(0.02)
Diluted	$0.01	—	$0.01	$(0.02)

The Company used a Monte Carlo method to simulate stock price paths over the term of the 6,029,500 options awarded to Mr. Bos. All other options were valued using a Black-Scholes model. The Monte Carlo method, which is one acceptable valuation method per SFAS 123R, was used due to many factors which make utilizing a Black-Scholes model inappropriate for a block of options of this magnitude. These factors include but are not limited to the size of the grant in relation to the total shares outstanding, the trading volume of the Company’s stock and the holder’s ability to resell the shares, and the control factor which the size of the grant implies. The Company used the services of a well-credentialed group of valuation experts to perform the valuation of Mr. Bos’ options. This group developed multiple scenarios including continuing operation and sale scenarios, to assess the potential to create shareholder value over the term of the options. The resulting Monte Carlo analysis gave rise to a range of fair values for which the mean amount was utilized in valuing the options for Mr. Bos.

All other stock options were valued using a Black-Scholes model. Under SFAS 123R, the Company will continue to utilize the Black-Scholes model to estimate the fair market value related to employee stock options after January 1, 2006, unless such method is clearly inappropriate for a significant block of stock options, such as were granted to Mr. Bos. The Company’s assessment of the estimated compensation charges for these other stock options is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to the Company’s stock price volatility and expected employee stock option behavior.

The following summarizes the Company’s stock option activity, not including the Wayne Bos stock options, for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of shares under option:
Outstanding at January 1, 2006	2,310,820	$3.13
Granted	757,499	2.28
Exercised	15,563	1.43
Canceled or expired	42,500	5.04
Outstanding at June 30, 2006	3,010,256	$2.90	5.6	$0.0
Exercisable at June 30, 2006	2,222,921	$3.10	4.3	$0.0

The following summarizes the Company’s stock option activity,  including the Wayne Bos stock options, for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of option shares:
Outstanding at January 1, 2006	2,310,820	$3.13
Granted	6,786,999	2.28
Exercised	15,563	1.43
Canceled or expired	42,500	5.04
Outstanding at June 30, 2006	9,039,756	$2.49	5.0	$0.0
Exercisable at June 30, 2006	8,252,421	$2.50	4.6	$0.0

The following summarizes the fair value of the Company’s stock options for the six months ended June 30, 2006, not including the Wayne Bos stock options.

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	99,501	$1.48
Granted	757,499	$1.39
Vested	69,165	$1.24
Nonvested at June 30, 2006	787,335	$1.14

The following summarizes the fair value of the Company’s stock options for the six months ended June 30, 2006, including the Wayne Bos stock options.

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	99,501	$1.48
Granted	6,786,999	$.16
Vested	6,098,665	$.06
Nonvested at June 30, 2006	787,335	$1.14

As of June 30, 2006, there was $0.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under existing stock option plans. This cost is expected to be recognized over a weighted-average period of 2.72 years. The total measurement fair value of shares vested during the six-months ended June 30, 2006 was $0.4 million.

The Black-Scholes option pricing model is used by the Company to determine the weighted average fair value of options except for the Wayne Bos options.  The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Six months ended June 30
	2006	2005

Weighted average fair value at date of grant for options granted during the period using Black-Sholes	$1.39	$1.71

Risk-free interest rates	4.51%	3.72%
Expected stock price volatility	60.82	63.62
Expected dividend yield	0.0%	0.0%

These assumptions resulted in a weighted-average fair value of $1.71 for each stock option valued under the Black- Scholes method and granted in the six months ended June 30, 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R for the three and six month periods ended June 30, 2005.

	Three months	Six months
	ended June 30, 2005
Net income (loss)	$291	$(301)

Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax benefits (“Stock Compensation”)	25	35
Net Income (loss) — pro forma	$266	$(336)

Net income (loss) per share:
Basic—as reported	$.02	$(.02)
Diluted—as reported	$.02	$(.02)
Basic—pro forma	$.02	$(.03)
Diluted—pro forma	$.02	$(.03)

3. INVENTORY

Inventories consist of the following:

	June 30, 2006	December 31, 2005

Raw material and packaging supplies	$5,890	$7,547
Finished goods	6,346	4,250
Total inventory	$12,236	$11,797

4. SHIPPING AND HANDLING COSTS

The Company records all amounts charged to customers for shipping and handling as revenue. All outbound shipping and fulfillment costs are classified as selling and marketing expenses and totaled approximately $1.6 million in  both of the six month periods ended June 30, 2006 and 2005.

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

As of June 30, 2006 and June 30, 2005, options to purchase 9,039,756  and 2,355,679 shares of common stock, respectively, were, outstanding. For the three months ended June 30, 2006, 8,688,740  options were considered to be anti-dilutive. For the six month period ended June 30, 2006, 8,733,840 options were considered anti-dilutive. For the three months ended June 30, 2005, 1,630,768 options were considered anti-dilutive.  All options  outstanding at June 30, 2005, were considered anti-dilutive during the six months ended June 30, 2005 due to the Company’s loss during the period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein include, but are not limited to:

•                  industry trends, including a general downturn or slowing of the dietary supplement industry;

•                  increased competition from current competitors and new market entrants, including from private label house brands supported by retailers;

•                  our ability to develop and execute our business plans;

•                  adverse publicity regarding the dietary supplement industry or our brands or products;

•                  exposure to product liability claims, as well as a limited amount of insurance coverage including a lack of earthquake insurance;

•                  the effectiveness of our product development program and our need to develop new products that receive a high degree of consumer acceptance;

•                  the effectiveness of our manufacturing, quality control and inventory control measures;

•                  our ability to gain or expand or maintain distribution and new or existing channels of trade;

•                  an increase in the cost of obtaining and maintaining shelf space with major national retailers;

•                  adverse changes in government regulation or changes in local, state or national laws;

•                  our dependence on certain large customers;

•                  our ability to retain and attract talented management and key employees;

•                  our ability to manage our growth, execute our business plan and manage changing market conditions;

•                  our ability to consummate and integrate future acquisitions;

•                  the absence of conclusive clinical studies for many of our products;

•                  our sales and earnings volatility;

•                  our reliance on independent brokers to sell our products;

•                  our ability to protect our intellectual property;

•                  continued market acceptance of our supplements, Laci Le Beau® herbal teas, Prolab® sports nutrition products and Essentially Pure Ingredient®’s raw material products; and

•                  legal actions brought by federal, state and local governmental authorities and private parties.

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

Key issues for management include:

•                  product development and acquisitions;

•                  expanding the distribution of our products to new markets including international markets;

•                  product introductions;

•                  the marketing of current and new products;

•                  inventory management; and

•                  controlling the cost of doing business in our various channels of trade.

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

Another avenue for new products is to acquire existing brands or products. We purchased the Laci LeBeau brand of herbal teas and the Prolab brand of sports nutrition products, which now account for approximately 25% of our business. We may acquire other products or brands in the future.

Nutritional supplements must maintain potency levels during their selling life. As a result, products are stamped with an expiration date and retailers will not accept product with limited shelf life into their warehouses. Shelf life issues require a high degree of supply chain management of raw materials and finished goods to ensure that shelf life is maximized and that the out-of-date inventory is minimized.

The competition for shelf space at retailers is intense. Our sales people have ongoing discussions with our retail customers with regards to the allocation of shelf space and the level of promotional support for products. Retailers look to their vendors for promotional support for the products on their shelves in order to maximize sales. Vendors such as us look to retailers for advantageous placement of their products and promotion of their products within stores and within a retailer’s promotional media such as newspaper advertisements placed by retailers. The cost of promotions and support to the retailer on the part of vendors such as Natrol can be substantial and management must continually review promotional efforts with retailers to ensure that sales are profitable.

RESULTS OF OPERATIONS

Three months ended June 30, 2006 compared to June 30, 2005

NET SALES. We recognize revenue from sales only after product is shipped. We have no consignment sales. Net sales represent product shipped less actual and estimated future returns, spoilage allowances, allowances for product deemed to be unsaleable by customers, goods shipped to customers for promotional or other purposes, rebates, slotting fees and other promotional expenditures. Estimates and allowances are based upon known claims and an estimate of additional returns when the amount of future returns from customers can be reasonably estimated.

Net sales decreased 15.4%, or $3.0 million, to $16.6 million for the three months ended June 30, 2006 from $19.6 million for the three months ended June 30, 2005.

In the second quarter of 2005, we shipped approximately $2.0 million of new Natrol brand products.  Shipments of Natrol products in the second quarter of 2006 did not include significant product introductions. As a result, net revenue for the Natrol brand (which includes Laci Le Beau herbal tea sales) were $1.3 million less in the second quarter of 2006 than the second quarter of 2005.

Net sales of our Prolab products were approximately $1.3 million less in the second quarter of 2006 compared to the second quarter of 2005.  Approximately $950,000 of this amount was due to decreased sales to international distributors.  We are currently establishing a subsidiary in the United Kingdom in order to enhance our sales position in Europe.  In late 2005, we decided to limit business with our Canadian distributor.  Decreased sales in Canada represented approximately half of the decrease in Prolab’s international business.

Approximately $0.5 million of the decline in net sales was due to a reduction in our EPI division’s contract manufacturing business.  During the third quarter of 2005, we decided to discontinue certain unprofitable contract manufacturing accounts.  EPI’s contract manufacturing revenue has fallen as a result of this decision.

Gross shipments, which reflect sales prior to deductions for promotional activities, returns, and payment discounts, fell less than net revenue.  Gross shipments were $2.3 million less in the second quarter of 2006 than the second quarter of 2005.  The reason for the difference between the decline in gross and net sales was an increase in estimated returns of approximately $0.5 million in the quarter as well as an increase in promotional spending that is recorded as a reduction of revenue of approximately $0.2 million.

GROSS PROFIT. Gross profit decreased 4.4%, or $0.3 million, to $7.2 million for the three months ended June 30, 2006 from $7.5 million for the three months ended June 30, 2005. The decrease resulted from lower sales volume during the quarter.  Gross margin increased to 43.4% for the three months ended June 30, 2006 from 38.4% for the three months ended June 30, 2005.  We increased gross margin during 2006 by reducing materials cost and improving efficiency within our manufacturing, planning and procurement areas.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses decreased 15.8%, or $0.8 million, to $4.1 million for the three months ended June 30, 2006 from $4.9 million for the three months ended June 30, 2005. The higher expenditures in 2005 were directly related to the introduction of new products during the second quarter of 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, as well as professional fees related to legal, audit and tax matters and depreciation. General and administrative expenses increased 32.6%, or $0.7 million to $2.8 million for the three months ended June 30, 2006 from $2.1million for the three months ended June 30, 2005. Payroll during the second quarter of 2006 was approximately $0.4 million more than in the second quarter of 2005 due to increased staffing at the executive level. During the second quarter of 2005, the Company also benefited from a $0.2 million legal settlement.  This receipt was recorded as an offset to legal expenses and lowered general & administrative expenses in 2005 relative to 2006. The remainder of the increase was primarily due to additional consulting expenses related to the establishment of a European subsidiary in the United Kingdom as well as a $0.1 million stock option expense due to the adoption of FASB 123R.

INTEREST EXPENSE. We recorded interest expense of $153,000 for the three months ended June 30, 2006 as compared to interest expense of $160,000 for the three months ended June 30, 2005.

INCOME TAX EXPENSE. Our effective tax rate was 43.7% for the three months ended June 30, 2006 and 38.0% for the three months ended June 30, 2005. We do not consider this difference to be material due to the small amount of income earned.  In periods when income is low, the differences between taxable income and reported income can, in percentage terms, become greater causing the period’s reported tax rate to increase.

Six months ended June 30, 2006 compared to June 30, 2005

NET SALES. Net sales decreased 10.1%, or $3.8 million, to $33.5 million for the six months ended June 30, 2006 from $37.3 million for the six months ended June 30, 2005.

Net sales of the Natrol brand (which includes Laci Le Beau tea sales) were $1.2 million less in the first half of 2006 than the first half of 2005.

In the first half of 2005, we shipped approximately $2.4 of new Natrol brand products.  Shipments of Natrol products during the first half of 2006 did not include significant product introductions.  Even so, gross shipments of the Natrol brand during the first half of 2006 were approximately equal to gross shipments in 2005.  However, estimated returns during the first half of 2006 were approximately $1.3 million higher than estimated returns in the first half of 2005.  Estimated returns reduce gross revenue when calculating net sales.

Net sales of our Prolab products were approximately $1.6 million less in the first half of 2006 than in the first half of 2005. Approximately $1.0 million of this amount was due to decreased sales to international distributors.  We are currently establishing a subsidiary in the United Kingdom in order to enhance our sales position in Europe.  Decreased sales in Canada was responsible for approximately one-quarter of the decline in Prolab’s international business. The remainder of the decline was due to decreased domestic sales of Prolab products during the first six months of 2006.

Approximately $1.0 million of the decline in net sales was due to a reduction in our EPI division’s contract manufacturing business.  During the third quarter of 2005, we made the decision to discontinue certain unprofitable contract manufacturing accounts.  EPI’s contract manufacturing revenue has decreased as a result of this decision.

GROSS PROFIT.  Gross profit increased 2.1% or $0.3 million, to $14.1 million for the six months ended June 30, 2006 from $13.8 million for the six months ended June 30, 2005 in spite of the decrease in sales due to the improvement in gross margin. Gross margin increased to 42.0% for the six months ended June 30, 2006 from 37.0% for the six months ended June 30, 2005.  During 2006, we have been focused on reducing material cost and improving efficiency within our manufacturing, planning and procurement areas.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses decreased 9.5%, or $0.8 million, to approximately $8.2 million for the six months ended June 30, 2006 from $9.0 million for the six months ended June 30, 2006. The higher expenditures in 2005 were directly related to the introduction of new products during the second quarter of 2005.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses increased 12.9%, or $0.6 million to $5.6 million for the six months ended June 30, 2006 from $5.0 million for the six months ended June 30, 2005.  Approximately $0.4 million of the increase was due to the recording of option expenses as we adopted FASB 123R in January 2006.  The remainder of the increase was primarily due to additional payroll expenditures for executives.

INTEREST EXPENSE.  We recorded interest expense of $307,000 for the six months ended June 30, 2006 as compared to interest expense of $320,000 for the three months ended June 30, 2005.

INCOME TAX EXPENSE. Our effective tax rate was 41.4% for the six months ended June 30, 2006 and 38.0% for the six months ended June 30, 2005. We do not consider this difference to be material due to the small amount of income earned.  In periods when income is low, the differences between taxable income and reported income can, in percentage terms, become greater causing the period’s reported tax rate to vary.

SALE OF BUILDING. During the first six months of 2006, we  sold a building we owned in Bloomfield, Connecticut that was formerly used as a shipping facility for our Prolab brand.  The approximate net book value of the property, plant and plant improvements that were sold was $759,000 and the gain, net of brokerage, legal and other related expenses was approximately $230,000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had working capital of $17.3 million as compared to $15.9 million in working capital at

December 31, 2005.  Our cash balance at June 30, 2006 was approximately $2.2 million.

Operating Activities

Net cash used by operating activities was $1.1 million for the six months ended June 30, 2006 versus net cash used of approximately $1.8 million for the six months ended June 30, 2005. Cash used by operating activities during the six months ended June 30, 2006 consisted primarily of cash provided by non-cash charges of $0.9 million and cash used because of changes in operating assets and liabilities of $2.2 million offset by the Company’s profit of $0.2 million.

During the six months ended June 30, 2006 we implemented SFAS 123R and expensed stock options awarded to employees. This expense amounted to $0.4 million, but was a non-cash charge.  Depreciation and amortization provided $0.7 million of cash. These non-cash sources of cash were offset by an increase in deferred tax assets of $0.1 million and a decrease in allowances for bad debts.  Cash used by operating assets and liabilities consisted primarily of an increase in accounts receivable of $0.8 million, an increase in inventory of $0.4 million, and a decrease in accounts payable of $3.1 million offset by an increase in accrued expenses of $1.4 million, an increase in accrued payroll of $0.2 million and an increase in prepaid expenses and income taxes receivable of $0.4 million. The increase in accounts receivable was due to the level and timing of sales.  Accounts payables were reduced consistent with normal terms from our vendors.

Investing Activities

Net cash provided by investing activities was $0.5 million for the six months ended June 30, 2006 compared to net cash used of $0.3 million during the six months ended June 30, 2005.  During the half of 2006, we sold our warehouse in Bloomfield, Connecticut.  The net book value of the property sold was approximately $0.8 million.  Other investment activity consisted primarily of the acquisition of $0.3 million of equipment.

Financing Activities

Net cash used by financing activities was $0.2 million for the six months ended June 30, 2006 as opposed to cash used of $36,000 during the six months ended June 30, 2005.  During the six months ended June 30, 2006, we repaid $0.3 million of long-term debt.

As of June 30, 2006, we had $7.4 million of outstanding debt.

We currently do not have a line of credit established.  We are, however, attempting to secure a line of credit.  Although we believe that a line of credit is obtainable, there is no guarantee that financial institutions will be willing to provide capital to us.  Also, in providing us with additional funds, potential lenders may seek to impose covenants restricting us from certain activities and if we believe it is necessary to borrow funds with these restrictions in place, we may find that our ability to compete effectively in our market sector is hindered.

In order to meet our long-term liquidity needs, we may be required to incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect our ability to pursue new acquisitions and could negatively affect our operations in future periods.

We believe that our cash balance together with cash generated from operations and the potential to borrow duns and raise capital should be sufficient to fund our anticipated working capital needs and planned capital expenditures for the next 12 months.  However, if we do not meet our operating plan, we may be required to obtain additional borrowings to fund working capital needs.

CRITICAL ACCOUNTING POLICIES

Management’s beliefs regarding significant accounting policies have not changed significantly from those discussed in Item 7 of our annual report on Form 10-K for the year ended December 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risks is limited to interest rate risks. The risks related to foreign currency exchange rates are immaterial and we do not use derivative financial instruments.

We are subject to interest rate market risk associated with our bank debt. Even so, we do not believe the risk associated with such borrowing is significant. Additionally, we do not believe that the risk is significant for our long-term debt due to the low fixed rates and relative insignificance of the fixed long-term debt to our balance sheet. Our long-term debt is comprised of two fixed rate notes with a total principal balance of approximately $6.9 million collateralized by our headquarters building and our shipping facility and one variable rate note with a principal balance of approximately $0.5 million collateralized by our general assets. The interest rate on the fixed rate notes associated with our real estate average 8.0%.  The interest rate in the variable rate note is equal to the Prime Lending Rate plus 0.75%.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive and principal financial officers have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Information concerning certain risks and uncertainties appears in Part I, Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2005 (as updated below in this Item 1A).  You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our common stock.  Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

During the period covered by this quarterly report, there has been no material change from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005, except for the addition of the following risk factors:

We have new senior members of our management team whose experience is outside of the nutraceutical industry.

In March 2006, our board of directors appointed Wayne M. Bos, as our new president and chief executive officer.  In April 2006, our board of directors appointed Craig Cameron as our chief operating officer.  While Messrs. Bos and Cameron have extensive experience, neither has experience in our industry.  If Messrs. Bos and Cameron are unable to adapt successfully to the unique challenges of the nutritional supplement industry or to define or execute our business strategies, our results of operation and financial condition may be adversely affected.

If we fail to successfully implement our business strategies, our ability to increase our revenues and operating profits could be adversely affected and our overall business could be harmed.

Our current business strategies involve (1) developing Natrol as a solid, profitable growth company, (2) expanding our international operations and (3) making opportunistic acquisitions.   Our business strategies include realizing cost savings from operational efficiency improvements by implementing processes designed to improve the efficiency level of our manufacturing facilities.  We may have to incur costs to achieve our potential cost savings.  These costs not fully achieve our expected cost savings and efficiency improvements.

We are planning to expand our international operations.  Operations in foreign markets may be affected by currency fluctuations, different consumer preferences, government regulation and local market conditions.  To the extent that we open new international operations in foreign markets, we may not experience the operating margins we expect, and our expected growth in our results of operations may be negatively impacted.

Additionally, there can be no assurance that we will be able to find new international markets which meet our criteria, or if we find such markets, that we will successfully implement our expansion goals.

Our failure to appropriately respond to changing consumer preferences and demand for new products could significantly harm our customer relationships and product sales.

The nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions.  Our failure to accurately predict these trends could negatively impact consumer opinion of us as a source for the latest products, which in turn could harm our customer relationships and cause decreases in our net sales.  The success of our new product offerings depends upon a number of factors, including our ability to:

•                  accurately anticipate customer needs;

•                  innovate and develop new products;

•                  successfully commercialize new products in a timely manner;

•                  price our products competitively;

•                  manufacture and deliver our products in sufficient volumes and in a timely manner; and

•                  differentiate our product offerings from those of our competitors.

If we are unable to retain key personnel, our ability to manage our business effectively and continue our growth could be negatively impacted.

Key management employees include Wayne M. Bos, Craig Cameron, Dennis Jolicoeur and certain other employees.  These key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in large part on our ability to retain them and to continue to attract additional qualified individuals to our management team.  We do not have an employment agreement with any of our key management employees other than Wayne M. Bos.  The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified management personnel could have a material adverse effect on our business, financial condition, and result of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2006 annual meeting of stockholders was held on June 8, 2006.

a)                                      At the annual meeting, the following director was re-elected to our board of directors:

	Votes For	Votes Withheld
Ralph Simon	11,268,307	2,215,105

The following individuals are members of our board of directors whose terms of office as directors continued after the annual meeting.

Elliott Balbert
Wayne M. Bos
Dennis DeConcini
Thomas Doorley, III
Dennis R. Jolicoeur

b)                                                     At the annual meeting the stockholders considered and voted upon a proposal to adopt the Natrol, Inc. 2006 Stock Option and Incentive Plan.  The following vote was recorded:

For	7,690,785
Against	3,546,473
Abstain	4,347
Broker non-votes	2,241,807

c)                                      At the annual meeting the stockholders considered and voted upon a proposal to approve the award of options to purchase 6,029,500 shares of common stock to Wayne Bos, our president and chief executive officer.  The following vote was recorded:

For	7,675,684
Against	3,563,871
Abstain	2,350
Broker non-votes	2,241,807
ITEM 6. EXHIBITS
Exhibit 10.1	2006 Bonus Incentive Compensation Plan(1)
Exhibit 10.2	Natrol, Inc. 2006 Stock Option and Incentive Plan(2)
Exhibit 10.3	Form of Non-Qualified Stock Option Agreement under the Natrol, Inc. 2006 Stock Option and Incentive Plan(2)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference to our current report on Form 8-K filed with the SEC on May 1, 2006.

(2)  Incorporated by reference to our current report on Form 8-K filed with the SEC on July 7, 2006

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATROL, INC.

Date: August 14, 2006	By:	/s/ Dennis R. Jolicoeur
Chief Financial Officer, Treasurer and Executive
Vice President
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.            Exhibit Description

Exhibit 10.1	2006 Bonus Incentive Compensation Plan(1)
Exhibit 10.2	Natrol, Inc. 2006 Stock Option and Incentive Plan(2)
Exhibit 10.3	Form of Non-Qualified Stock Option Agreement under the Natrol, Inc. 2006 Stock Option and Incentive Plan(2)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Incorporated by reference to our current report on Form 8-K filed with the SEC on May 1, 2006.

(2)  Incorporated by reference to our current report on Form 8-K filed with the SEC on July 7, 2006