Form 10-Q
period 2006-09-30
NATROL INC
filed 2006-11-14
CIK 1025573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 13, 2006, 13,717,744 shares of the registrant’s common stock were outstanding.

i

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

Natrol, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash	$5,101	$3,097
Accounts receivable, net of allowances of $197 and $247 at September 30, 2006 and December 31, 2005, respectively	6,681	6,723
Inventory	10,047	11,797
Income taxes receivable	196	439
Deferred income taxes	2,021	2,021
Prepaid expenses and other current assets	1,160	726
Total current assets	25,206	24,803
Property and equipment:
Building and improvements	14,939	14,930
Machinery and equipment	5,771	5,754
Furniture and office equipment	3,074	2,900
	23,784	23,584
Accumulated depreciation and amortization	(9,657)	(8,684)
Property and equipment, net	14,127	14,900

Property held for sale, net	—	761

Restricted cash	5,000	5,000
Deferred income taxes	4,072	3,905
Goodwill, net of accumulated amortization and impairment charge of $23,015	2,026	2,026
Other assets	170	67
Total assets	$50,601	$51,462
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,716	$4,647
Accrued expenses	3,481	2,888
Accrued payroll and related liabilities	1,351	826
Current portion of long-term debt	406	532
Total current liabilities	7,954	8,893
Long-term debt, less current portion	6,408	7,165
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.01 per share:
Authorized shares—2,000,000; Issued and outstanding shares—none	—	—
Common stock, par value of $0.01 per share:
Authorized shares—50,000,000; Issued and outstanding shares—13,639,148 and 13,535,837 at September 30, 2006 and December 31, 2005, respectively	136	135
Additional paid-in capital	60,729	60,113
Accumulated deficit	(24,631)	(24,844)
Accumulated other comprehensive income	5	—
Total stockholders’ equity	36,239	35,404
Total liabilities and stockholders’ equity	$50,601	$51,462

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net sales	$15,660	$15,390	$49,171	$52,663
Cost of goods sold	8,972	9,884	28,395	33,365
Gross profit	6,688	5,506	20,776	19,298

Selling and marketing expenses	3,848	4,360	12,031	13,405
General and administrative expenses	2,688	2,226	8,337	7,228
Total operating expenses	6,536	6,586	20,368	20,633
Operating income (loss)	152	(1,080)	408	(1,335)

Interest income	70	49	186	140
Interest expense	(149)	(159)	(456)	(480)
Gain on sale of property	—	—	230	—
Income (loss) before taxes	73	(1,190)	368	(1,675)
Income tax provision (benefit)	33	(448)	155	(632)
Net income (loss)	$40	$(742)	$213	$(1,043)

Other comprehensive income
Foreign currency translation adjustment	5	—	5	—
Comprehensive income	$45	$(742)	$218	$(1,043)

Net income (loss) per share:
Basic	$.00	$(.05)	$.02	$(.08)
Diluted	$.00	$(.05)	$.02	$(.08)

Weighted-average shares outstanding—basic and diluted
Basic	13,604,572	13,519,317	13,573,108	13,452,794
Diluted	13,711,047	13,519,317	13,931,927	13,452,794

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September,
	2006	2005

Operating activities
Net income (loss)	$213	$(1,043)

Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,048	982
Foreign currency translation	5	—
Provision for bad debts	(50)	218
Deferred income taxes	(167)	—
Shares issued for services	32	—
Option expense	460	—
Changes in operating assets and liabilities:
Accounts receivable	90	(152)
Inventory	1,750	(2,378)
Income taxes receivable/payable	243	(269)
Prepaid expenses and other current assets	(434)	(175)
Accounts payable	(2,135)	569
Accrued expenses	797	1,339
Accrued payroll and related liabilities	526	(430)
Net cash provided by (used in) operating activities	2,378	(1,339)

Investing activities
Purchases of property and equipment	(272)	(644)
Sale of property	759	—
Other assets	(103)	47
Net cash provided by (used in) investing activities	384	(597)

Financing activities
Repayments on long-term debt	(884)	(362)
Proceeds from issuance of common stock	126	274
Net cash used in financing activities	(758)	(88)
Net increase (decrease) in cash and cash equivalents	2,004	(2,024)
Cash and cash equivalents, beginning of period	3,097	6,022
Cash and cash equivalents, end of period	$5,101	$3,998

Supplemental cash flow information
Cash paid during the year for:
Interest	$457	$480
Income taxes	$79	$145

See accompanying notes

Natrol, Inc. and Subsidiaries

Notes to Consolidated Unaudited Financial Statements

(In thousands, except share and per share data)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by Natrol, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This quarterly report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2005. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

2. STOCK BASED COMPENSATION

Through the end of 2005, the Company measured compensation for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the Company disclosed the pro forma net income per share as if the fair value-based method had been applied in measuring compensation expense for stock-based incentive awards. No stock-based compensation cost was recognized in the Consolidated Statement of Operations for the three months and nine months ended September 30, 2005 for options granted under the Company’s stock option plan, as all unvested options granted had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant.

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

In 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective-transition method, as prescribed by SFAS 123R. Under the transition method, compensation cost recognized during the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated.

During the three months and nine months ended September 30, 2006, the Company granted options to purchase 610,000 and 7,399,999 shares of common stock, respectively. Of the 7,399,999 shares, 6,029,500 options were granted to Wayne M. Bos upon his appointment as the Company’s CEO and President. This option award was approved by the stockholders of the Company at its 2006 annual meeting of stockholders. The remaining 1,370,499 options were granted to other employees and directors. The options granted to Mr. Bos have certain service and performance conditions which have been discussed in the Company’s proxy statement for the 2006 annual meeting of stockholders. These options were fully vested upon grant, and we recognized a related expense of $0.3 million during the first quarter of 2006. During the three and nine months ended September 30, 2006, we recognized expenses of $0.1 million and $0.5 million as a result of the adoption of SFAS 123R.

The effect of the change in applying the original provisions of SFAS 123 resulted in lowering operating income, income before taxes, net income and basic and diluted earnings per share as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	As per SFAS 123R	Change to three months	As per SFAS 123R	Change to nine months
Operating income	$152	$(102)	$408	$(460)
Income before provision for income taxes	73	$(102)	368	$(460)
Net income	40	$(63)	213	$(285)
Net income per share:
Basic	$.00	$.00	$.02	$.02
Diluted	$.00	$.00	$.02	$.02

The Company used a Monte Carlo method to simulate stock price paths over the term of the 6,029,500 options awarded to Mr. Bos. All other options were valued using a Black-Scholes model. The Monte Carlo method, which is one acceptable valuation method per SFAS 123R, was used due to many factors which make utilizing a Black-Scholes model inappropriate for a block of options of this magnitude. These factors include but are not limited to the size of the grant in relation to the total shares outstanding, the trading volume of the Company’s stock and the holder’s ability to resell the shares, and the control factor, which the size of the grant implies. The Company used the services of a well-credentialed group of valuation experts to perform the valuation of Mr. Bos’ options. This group developed multiple scenarios including continuing operation and sale scenarios, to assess the potential to create shareholder value over the term of the options. The resulting Monte Carlo analysis gave rise to a range of fair values for which the mean amount was utilized in valuing the options for Mr. Bos.

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

The following summarizes the Company’s stock option activity, not including the Wayne Bos stock options, for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of option shares:
Outstanding at January 1, 2006	2,310,820	$3.13
Granted	1,370,499	2.18
Exercised	65,563	1.37
Canceled or expired	215,000	2.54
Outstanding at September 30, 2006	3,400,756	$2.82	5.31	$0.0
Exercisable at September 30, 2006	2,014,212	$3.21	4.48	$0.0

The following summarizes the Company’s stock option activity, including the Wayne Bos stock options, for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of option shares:
Outstanding at January 1, 2006	2,310,820	$3.13
Granted	7,399,999	2.26
Exercised	65,563	1.37
Canceled or expired	215,000	2.54
Outstanding at September 30, 2006	9,430,256	$2.48	4.71	$0.0
Exercisable at September 30, 2006	8,043,712	$2.52	4.40	$0.0

The following summarizes the fair value of the Company’s stock options for the nine months ended September 30, 2006, not including the Wayne Bos stock options.

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	99,501	$1.48
Granted	1,370,499	$0.89
Vested	153,456	$2.52
Nonvested at September 30, 2006	1,316,544	$0.93

The following summarizes the fair value of the Company’s stock options for the nine months ended September 30, 2006, including the Wayne Bos stock options.

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	99,501	$1.48
Granted	7,399,999	$0.21
Vested	6,182,956	$0.07
Nonvested at September 30, 2006	1,316,544	$0.93

The Black-Scholes option-pricing model is used by the Company to determine the weighted average fair value of options except for the Wayne Bos options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Nine Months Ended September 30,
	2006	2005

Weighted average fair value at date of grant for options granted during the period using Black-Sholes	$0.89	$1.711

Risk-free interest rates	5.03%	3.72%
Expected stock price volatility	59.73	63.62
Expected dividend yield	0.0%	0.0%

These assumptions resulted in a weighted-average fair value of $0.89 and $1.71, respectively, for each stock option valued under the Black-Scholes method and granted in each of the nine-month periods ended September 30, 2006 and 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R for the three and nine month periods ended September 30, 2005.

	Three Months	Nine Months
	Ended September 30, 2005
Net income (loss)	$(742)	$(1,043)

Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax benefits (“Stock Compensation”)	23	41
Net income (loss) — pro forma	$(765)	$(1,084)

Net income (loss) per share:
Basic—as reported	$(.05)	$(.08)
Diluted—as reported	$(.05)	$(.08)
Basic—pro forma	$(.05)	$(.08)
Diluted—pro forma	$(.05)	$(.08)

3. INVENTORY

Inventories consist of the following:

	September 30, 2006	December 31, 2005

Raw material and packaging supplies	$5,655	$7,547
Finished goods	4,392	4,250
Total inventory	$10,047	$11,797

4. SHIPPING AND HANDLING COSTS

The Company records all amounts charged to customers for shipping and handling as revenue. All outbound shipping and fulfillment costs are classified as selling and marketing expenses and totaled approximately $2.5 million and $2.4 million in the nine-month periods ended September 30, 2006 and 2005, respectively.

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

As of September 30, 2006 and September 30, 2005, options to purchase 9,430,256 and 2,302,420 shares of common stock, respectively, were, outstanding. For the three months ended September 30, 2006, 9,323,781 options were considered to be anti-dilutive. For the nine months ended September 30, 2006, 9,234,205 options were considered anti-dilutive. All options outstanding for the three and nine months ended September 30, 2005, were considered anti-dilutive due to the Company’s losses during these periods.

6. SENIOR CREDIT FACILITY

In August 2006, we entered into a loan and security agreement with Wachovia Capital Finance (Western), as agent, the lenders party thereto, Prolab Nutrition, the Company’s wholly owned subsidiary, and certain of its other subsidiaries, as guarantors. The loan agreement provides for a three-year secured revolving credit facility of up to $10 million. Borrowings under the facility may be used for ongoing working capital purposes and certain future acquisitions. At September 30, 2006, the Company had no borrowings under the facility.

Under the credit facility, the Company may borrow up to the lesser of $10 million and the borrowing base (calculated based upon eligible inventory and eligible accounts). The interest rate on borrowings under the credit facility is equal to: (1) agent’s publicly announced prime rate for prime rate loans or (2) 2.25% plus the applicable Eurodollar rate for any Eurodollar rate loans. Interest is payable monthly in arrears not later than the first day of each calendar month. The agent’s prime rate as of September 30, 2006 was 8.25%. The credit facility requires that all principal be repaid in full on the third anniversary of the closing date. Additionally, borrowings under the credit facility must be repaid when the borrowings exceed the borrowing base.

The facility is secured by a first priority lien on all of the Company’s assets and properties (which includes the assets and properties of Prolab Nutrition, the guarantors and the Company’s future subsidiaries), subject to certain exceptions. The obligations under the credit facility are guaranteed by Natrol Products, Inc., Natrol Acquisition Corp. and Natrol Direct, Inc. and by each of the Company’s future subsidiaries.

The credit facility contains covenants restricting the Company’s ability to, among other things: (1) incur or guarantee additional debt; (2) engage in any mergers or acquisitions (subject to certain exceptions); (3) engage in any asset sales or dispose of any assets (other than in the ordinary course); (4) engage in transactions with affiliates; (5) incur liens; (6) make any loans or investments; and (7) declare or pay dividends or redeem or repurchase capital stock.

The credit facility also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to the Company’s other material indebtedness.

7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board issued two new pronouncements, SFAS No. 157, Fair Value Measurements, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R). The company does not believe that SFAS 157 will have a material impact on its financial statements. SFAS 158 does not apply as the Company does not have a defined benefit pension or another post retirement plan.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us beginning January 1, 2007. We are currently assessing the potential impact that the adoption of FIN 48 will have on our financial statements.

8. OPERATING SEGMENTS

Segment identification and selection is consistent with the management structure used by the Company to evaluate performance and make decisions regarding resource allocation, as well as the materiality of financial results consistent with that structure. Based on the Company’s management structure and method of internal reporting, the Company has one operating segment. The Company does not review operating results on a disaggregated basis; rather, management reviews operating results on an aggregate basis.

9. SUBSEQUENT EVENTS

In October 2006, the Company purchased certain assets related to the Nu Hair® and Shen Min® brands from Biotech International Corporation (“Biotech”) pursuant to an asset purchase agreement dated as of October 13, 2006 among the Company, Biotech and Gregory J. Kelly, as founder of Biotech.

The Company acquired certain assets of the Nu Hair and Shen Min brands, including without limitation the brand’s intellectual property rights, inventory, permits, certain contracts and certain unfilled customer and supply orders. The net purchase price consisted of $5.4 million in cash. The Company also agreed to make earnout payments to Biotech, depending upon the total amount invoiced to customers of the Nu Hair and Shen Min brands during each of the three-year periods after closing.

As part of the acquisition, the Company entered into a two year consulting agreement with Mr. Kelly. Under the consulting agreement, the Company agreed to pay Mr. Kelly $100,000 per year and granted him a non-qualified stock option to purchase 50,000 shares of the Company’s common stock at an exercise price of $4.00 per share, vesting quarterly over 2 years.

The Company determined that the assets acquired from Biotech did not constitute a business using the guidance provided by EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.

In October 2006, the Company licensed the exclusive U.S. rights to the Promensil® and Trinovin® brands from Novogen Limited (Nasdaq: NVGN), an Australian-based biotechnology company.

The Promensil® and Trinovin® brands are dietary supplements based on red clover isoflavones that are designed to meet specific health needs of aging adults. Promensil® is a dietary supplement, clinically shown to relieve menopausal symptoms, including hot flashes and night sweats, and maintain bone and heart health. Promensil® currently is distributed through mass and super center, chain drug and grocery stores, the health food channel, and direct sale over the Internet.

Consideration paid for the exclusive U.S. rights included a base payment plus future royalties, which are based on the level of future sales.

Also in October 2006, the Company entered into a manufacturing and distribution agreement for H57™ Hoodia. Hoodia is South African plant that, when consumed, acts as an appetite suppressant.

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

Our ability to predict results or the affect of certain events on our future operating results is inherently uncertain. Forward-looking statements should not be unduly relied on since they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Therefore, we wish to caution you to carefully consider the following factors discussed in our other SEC reports. The factors discussed herein may not be exhaustive. Therefore, the factors contained herein should be read together with our other reports and documents which are filed by us with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this report. Factors that could cause or contribute to our actual results differing materially from those discussed herein include, but are not limited to:

•                     our ability to develop and execute our business plans;

•                     our ability to manage our growth and manage changing market conditions;

•                     our ability to consummate and integrate future acquisitions;

•                     increased competition from current competitors and new market entrants, including from private label house brands;

•                     adverse publicity regarding the dietary supplement industry or our brands or products;

•                     our dependence on certain large customers;

•                     our ability to retain and attract talented management and key employees;

•                     our ability to develop new products that receive a high degree of consumer acceptance;

•                     our ability to continue to obtain raw materials for our Ester-C® line of products at favorable prices or at all;

•                     our ability to gain or expand or maintain distribution and new or existing channels of trade;

•                     our ability to maintain shelf space with major national retailers;

•       exposure to product liability claims, as well as the limits of our self insurance program for products liability claims;

•       the impact of natural disasters on our manufacturing facility, as well as our lack of earthquake insurance;

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

General

We manufacture and market branded, high-quality dietary supplements, herbal teas, and sports nutrition products under three primary brands: Natrol®, Laci Le Beau®, and Prolab®. Through our Essentially Pure Ingredients® (EPI) division we also sell nutraceutical grade ingredients to other manufacturers of nutrition products and provide contract manufacturing services to companies within the nutraceutical industry division.

As discussed below, we also recently acquired the rights to manufacture, market and or sell the following brands:

•       Nu Hair® and Shen Min® (men’s and women’s hair regrowth products in the natural products category);

•       Promensil® (red clover isoflavones-based products for the relief of menopausal symptoms and maintenance of bone and heart health);

•       Trinovin® (red clover isoflavones-based products for the maintenance of prostate and urinary health); and

•       H57™ Hoodia (South African Hoodia-based products for weight control).

Our products fall into the general definition of vitamin, minerals, herbs and dietary supplements. We divide our business, other than the EPI business, into approximately 50 product categories. The products in these categories are packaged into approximately 500 stock keeping units (SKUs).

The majority of the dietary supplements we sell are sold under the Natrol brand. Our Natrol brand focuses on supplements that are in high demand as well as specialty niche and proprietary formulations that have potentially strong margins. We position Natrol as a premium brand of supplements rather than as a value brand.

These supplements include vitamins, minerals, hormonal supplements, herbal products and specialty combination formulas that contribute to an individual’s physical and mental well-being. We sell our products through multiple distribution channels throughout the United States. These channels include domestic health food stores and mass-market drug, clubs, retail and grocery store chains. We also sell our products through independent catalogs, Internet shopping sites, and within approximately 40 foreign countries through international distributors. Our Natrol brand strategy emphasizes building strong recognition of the Natrol brand across multiple distribution channels through a marketing strategy that includes print, television, radio and coop advertising and public relations campaigns that are designed to build consumer awareness and increase the purchase of our products by consumers.

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

During the third quarter of 2006, we established a subsidiary in the United Kingdom to sell our products in the United Kingdom and the European Union (EU). This division is currently focused on building our sports nutrition business in Europe but our intention is to also sell Natrol products through this division into the EU.

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

Management Overview

We concluded the third quarter of 2006 reporting net income of $40,000. This was our third successive profitable quarter. Although our net sales for the nine months ended September 30, 2006 were $3.5 million less than our net sales for the same period in 2005, net sales for the three months ended September 30, 2006 were $0.3 million greater than the same period in 2005. More significantly our net income for the three and nine months ended September 30, 2006 amounted to $40,000 and $213,000 compared to losses of $742,000 and $1,043,000 recorded for the same periods in 2005.

Net sales of our core Natrol/Laci Le Beau product lines continued to grow during the third quarter of 2006, increasing approximately 18.1% compared to the third quarter of 2005. For the nine months ended September 20, 2006, net sales of our core Natrol/Laci Le Beau products were 1.7% more than for the same period in 2005. These increases were offset by declines in net sales of our Prolab sports nutrition products and declines in our EPI raw material and contract manufacturing business.

Our management believes the following represent some of Natrol’s key strategies or goals:

•       expanding the distribution of our products to new markets, including internationally;

•       the development or acquisition of new products and product lines;

•       improving the marketing of current and new products; and

•       controlling the cost of doing business in our various channels of trade.

Key Quarter and Subsequent Events

The following key events occurred during and subsequent to the three months ended September 30, 2006:

•      we entered into a three year senior secured credit facility with Wachovia for up to $10 million;

•      we established a U.K. subsidiary, Natrol (UK), Ltd. to primarily sell our Prolab sports nutrition line;

•      we entered into a manufacturing and distribution agreement for H57™ Hoodia;

•      we acquired the Nu Hair® and Shen Min® brands from Biotech International Corporation; and

•      we licensed the U.S. rights to the Promensil® and Trinovin® brands from Novogen Limited.

Senior Secured Credit Facility

In August 2006, we entered into a loan and security agreement with Wachovia Capital Finance (Western), a subsidiary of Wachovia Bank, N.A. The loan agreement provides for a three-year secured revolving credit facility of up to $10 million. Borrowings under the facility may be used for ongoing working capital purposes and certain future acquisitions.

The interest rate on borrowings under the credit facility is equal to: (1) agent’s publicly announced prime rate for prime rate loans or (2) 2.25% plus the applicable Eurodollar rate for any Eurodollar rate loans. Interest is payable monthly in arrears, not later than the first day of each calendar month.

The facility is secured by a first priority lien on all our assets and properties, subject to certain exceptions. The obligations under the credit facility are guaranteed by certain of our current and by each of our future subsidiaries. The credit facility contains certain covenants and also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to our other material indebtedness.

UK Subsidiary

During the third quarter of 2006, we established a subsidiary in the United Kingdom to sell our products in the United Kingdom and the European Union (EU). This division is currently focused on building our sports nutrition business in Europe, but our intention is to also sell Natrol products through this division into the EU.

During the third quarter of 2006, we sold $161,000 of product through the UK subsidiary to accounts in the European Union.

South African H57™ Hoodia

In October 2006, we entered into an exclusive manufacturing and distribution arrangement with H57™ Nutrition for Original South African H57™ Hoodia. Through the strength of H57™ Nutrition’s national marketing and branding efforts, H57 Hoodia has become one of the top selling brands of weight control supplements in the U.S.

Manufacturing and actual distribution of H57™ Hoodia will begin during the fourth quarter of 2006.

Acquisition/Licensing Transactions

Nu Hair and Shen Min Brands.  In October 2006, we purchased the Nu Hair and Shen Min brands from Biotech, including without limitation the brand’s intellectual property rights, inventory, permits, certain contracts and certain unfilled customer and supply orders. Nu Hair products, distributed within the mass market channel, include hair regrowth tablets for men and women, as well as topical products, such as Thinning Hair Serum and Thickening Shampoo. Shen Min products, marketed primarily within the health food channel, consist of a similar line of products.

The purchase price consisted of $5.4 million in cash. We also agreed to make earnout payments to Biotech, depending upon the total amount invoiced to customers of the Nu Hair and Shen Min brands during each of the three-year periods after closing. As part of the acquisition, we also entered into a two-year consulting agreement with Gregory J. Kelly, Biotech’s founder. Under the consulting agreement, we agreed to pay Mr. Kelly $100,000 per year and granted him a non-qualified stock option to purchase 50,000 shares of Natrol common stock at an exercise price of $4.00 per share, vesting quarterly over two years.

The Company determined that the assets acquired from Biotech did not constitute a business using the guidance provided by EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.

Promensil® and Trinovin® Brands.  In October 2006, we licensed the U.S. rights to the Promensil® and Trinovin® brands from Novogen Limited, and acquired substantially all of the U.S. inventory for the brands. The Promensil® and Trinovin® brands are dietary supplements based on red clover isoflavones that are designed to meet the specific health needs of aging adults.

Results of Operations

Three months ended September 30, 2006 compared to September 30, 2005

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

Net sales increased 1.8%, or $0.3 million, to $15.7 million for the three months ended September 30, 2006 from $15.4 million for the three months ended September 30, 2005. Net sales in the quarter were positively affected by an 18.1%, or approximately $2.0 million, increase in the net sales of Natrol and Laci Le Beau products. However, these net sales increases were offset by a 34.7%, or $1.2 million, decrease in the net sales of Prolab and a 46.8%, or $0.4 million, decrease in the net sales of EPI. Net sales by our primary brands during the three months ended September 30, 2006 and September 30, 2005 are as follows:

	Three Months Ended September 30, (millions)
	2006	2005
Natrol	$12.8	$10.9
Prolab	2.4	3.6
EPI	0.5	0.9
Total	$15.7	$15.4

In August 2006, as part of our efforts to enhance the Prolab brand, we began selling Prolab product in the United Kingdom through our newly formed UK subsidiary. During the quarter, we sold $0.2 million of Prolab product in the UK. Net sales of our EPI business have been consistently lower in 2006 compared to 2005 due to our 2005 decision to de-emphasize the services offered by EPI and to eliminate EPI’s unprofitable contract manufacturing arrangements.

GROSS PROFIT.  Gross profit increased 21.5%, or $1.2 million, to $6.7 million for the three months ended September 30, 2006 from $5.5 million for the three months ended September 30, 2005. The increase was due to a lower cost of raw materials, in particular CoQ10, as well as increased labor efficiency. Product mix was also a factor in that a higher percentage of our sales were from the shipment of higher margin Natrol and Laci Le Beau products than from lower margin Prolab or EPI products. The result was an increase in gross margin to 42.7% during the three months ended September 30, 2006 from 35.8% in the same period in 2005.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses consist primarily of advertising and promotional expenses, cost of distribution, and related payroll expenses and commissions. Selling and marketing expenses decreased 11.7%, or $0.5 million, to $3.8 million for the three months ended September 30, 2006 from $4.3 million for the three months ended September 30, 2005. The lower expense in 2006 was the result of spending less on adverting during the three months ended September 30, 2006 compared to the same period in 2005 when we were promoting the introduction of our brainSpeed product line through the use of radio and print media.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, as well as professional fees related to legal, audit and tax matters, depreciation and option expenses. General and administrative expenses increased 20.8%, or $0.5 million to $2.7 million for the three months ended September 30, 2006 from $2.2 million for the three months ended September 30, 2005. Payroll during the third quarter of 2006 was approximately $0.3 million more than in the third quarter of 2005 due to increased staffing at the executive level. The remainder of the increase was primarily due to additional consulting expenses related to the establishment of our UK subsidiary, and, $0.1 million of option expenses recorded as a result of the adoption of SFAS 123R.

INTEREST EXPENSE.  We recorded interest expense of $149,000 for the three months ended September 30, 2006 as compared to interest expense of $159,000 for the three months ended September 30, 2005.

INCOME TAX EXPENSE.  Our effective tax rate was 45.2% for the three months ended September 30, 2006 and 37.7% for the three months ended September 30, 2005. We do not consider this difference to be material due to the small amount of income earned. In periods when income is low, the differences between taxable income and reported income can, in percentage terms, become greater causing the period’s reported tax rate to increase.

Nine months ended September 30, 2006 compared to September 30, 2005

NET SALES.  Net sales decreased 6.6%, or $3.5 million, to $49.2 million for the nine months ended September 30, 2006 from $52.7 million for the nine months ended September 30, 2005. Net sales during the nine month period were positively affected by a 1.7%, or approximately $0.6 million, increase in the net sales of Natrol and Laci Le Beau products. However, these net sales increases were offset by a 24.8%, or $3.0 million, decrease in Prolab’s net sales and a 36.2%, or $1.4 million, decrease in EPI’s net sales. Net sales by our primary brands during the nine months ended September 30, 2006 and September 30, 2005 are as follows:

	Nine Months Ended September 30, (millions)
	2006	2005
Natrol	$37.5	$36.8
Prolab	9.2	11.9
EPI	2.5	3.9
Total	$49.2	$52.6

GROSS PROFIT.  Gross profit increased 7.7%, or $1.5 million, to $20.8 million for the nine months ended September 30, 2006 from $19.3 million for the nine months ended September 30, 2005 despite the decrease in net sales due to the improvement in gross margin. Gross margin increased to 42.3% for the nine months ended September 30, 2006 from 36.6% for the nine months ended September 30, 2005. During 2006, we have been focused on reducing material cost and improving efficiency within our manufacturing, planning and procurement areas.

SELLING AND MARKETING EXPENSES.  Selling and marketing expenses decreased 10.3%, or $1.4 million, to approximately $12.0 million for the nine months ended September 30, 2006 from $13.4 million for the nine months ended September 30, 2006. The higher expenditures in 2005 were directly related to the introduction of new products in 2005, which resulted in our spending more for media in 2005 than in 2006.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses increased 15.3%, or $1.1 million to $8.3 million for the nine months ended September 30, 2006 from $7.2 million for the nine months ended September 30, 2005. The increase was primarily due to increased payroll, primarily at the executive level, which was due to management changes and the recording of $0.5 million of options expenses as a result of the adoption of SFAS 123R.

INTEREST EXPENSE.  We recorded interest expense of $456,000 for the nine months ended September 30, 2006 as compared to interest expense of $480,000 for the nine months ended September 30, 2005.

INCOME TAX EXPENSE.  Our effective tax rate was 42.2% for the nine months ended September 30, 2006 and 37.8% for the nine months ended September 30, 2005. We do not consider this difference to be material due to the small amount of income earned. In periods when income is low, the differences between taxable income and reported income can, in percentage terms, become greater causing the period’s reported tax rate to vary.

SALE OF BUILDING.  During the nine months ended September 30, 2006, we sold a building we owned in Bloomfield, Connecticut that was formerly used as a shipping facility for our Prolab brand. The approximate net book value of the property, plant and plant improvements that were sold was $759,000 and the gain, net of brokerage, legal and other related expenses was approximately $230,000.

Liquidity and Capital Resources

As of September 30, 2006, we had working capital of $17.3 million as compared to $15.9 million in working capital at December 31, 2005. Our cash balance at September 30, 2006 was approximately $5.1 million.

Operating Activities

Net cash provided by operating activities was $2.4 million for the nine months ended September 30, 2006 compared to net cash used of approximately $1.3 million for the nine months ended September 30, 2005. Cash used by operating activities during the nine months ended September 30, 2006 consisted primarily of cash provided by non-cash charges of $1.3 million and cash provided because of changes in operating assets and liabilities of $0.8 million and by our profit of $0.2 million.

During the nine months ended September 30, 2006 we implemented SFAS 123R and expensed stock options. This expense amounted to $0.5 million, but was a non-cash charge. Depreciation and amortization provided $1.0 million of cash. These non-cash sources of cash were offset by an increase in deferred tax assets of $0.2 million and a decrease in allowances for bad debts. Cash provided by operating assets and liabilities consisted primarily of an decrease in accounts receivable of $0.1 million, a decrease in inventory of $1.8 million, a decrease in income taxes receivable of $0.2 million, an increase in accrued expenses of $0.8 million, an increase in accrued payroll of $0.5 million offset by a decrease in accounts payable of $2.1 million and an increase in prepaid expenses of $0.4 million.

Investing Activities

Net cash provided by investing activities was $0.4 million for the nine months ended September 30, 2006 compared to net cash used of $0.6 million during the nine months ended September 30, 2005. During the nine months ended September 30, 2006, we sold our warehouse in Bloomfield, Connecticut. The net book value of the property sold was approximately $0.8 million. Other investment activity consisted primarily of the acquisition of $0.3 million of equipment.

Financing Activities

Net cash used by financing activities was $0.8 million for the nine months ended September 30, 2006 compared to cash used of $0.1 during the nine months ended September 30, 2005. During the nine months ended September 30, 2006, we repaid $0.9 million of long-term debt. During the third quarter of 2006, we paid off our term loan with City National Bank, which, at the end of the second quarter of 2006 amounted to $525,000. We repaid the debt in conjunction with establishing our line of credit with Wachovia Capital Finance.

As of September 30, 2006, we had $6.8 million of outstanding debt.

Long Term Debt

In August 2006, we entered into a loan and security agreement with Wachovia Capital Finance (Western), as agent, the lenders party thereto, Prolab Nutrition, our wholly owned subsidiary, and certain of our other subsidiaries, as guarantors. The loan agreement provides for a three-year secured revolving credit facility of up to $10 million. Borrowings under the facility will be used for ongoing outstanding working capital purposes and certain future acquisitions. At November 13, 2006, we had $5.0 million of borrowings under the facility.

Under the credit facility, we may borrow up to the lesser of $10 million and the borrowing base (calculated based upon eligible inventory and eligible accounts). The interest rate on borrowings under the credit facility is equal to: (1) agent’s publicly announced prime rate for prime rate loans or (2) 2.25% plus the applicable Eurodollar rate for any Eurodollar rate loans. Interest is payable monthly in arrears not later than the first day of each calendar month.

The credit facility requires that all principal be repaid in full on the third anniversary of the closing date. Additionally, borrowings under the credit facility must be repaid when the borrowings exceed the borrowing base.

The facility is secured by a first priority lien on all our assets and properties (which includes the assets and properties of Prolab Nutrition, the guarantors and our future subsidiaries), subject to certain exceptions. The obligations under the credit facility are guaranteed by Natrol Products, Inc., Natrol Acquisition Corp. and Natrol Direct, Inc. and by each of our future subsidiaries.

The credit facility contains covenants restricting our ability to, among other things: (1) incur or guarantee additional debt; (2) engage in any mergers or acquisitions (subject to certain exceptions); (3) engage in any asset sales or dispose of any assets (other than in the ordinary course); (4) engage in transactions with affiliates; (5) incur liens; (6) make any loans or investments; and (7) declare or pay dividends or redeem or repurchase capital stock.

The credit facility also provides for customary events of default, including non-payment defaults, covenant defaults and cross-defaults to our other material indebtedness.

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

New Accounting Standards

We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006 using the modified prospective application method. SFAS 123R requires companies to record compensation expense for the value of all outstanding and unvested share-based payments, including employee stock options and similar awards.

In September 2006, the Financial Accounting Standards Board issued two new pronouncements, SFAS No. 157, Fair Value Measurements, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R). The company does not believe that SFAS 157 will have a material impact on its financial statements. SFAS 158 does not apply as the Company does not have a defined benefit pension or another post retirement plan.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us beginning January 1, 2007. We are currently assessing the potential impact that the adoption of FIN 48 will have on our financial statements.

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

We are subject to interest rate market risk associated with our bank debt. Even so, we do not believe the risk associated with such borrowing is significant. Additionally, we do not believe that the risk is significant for our long-term debt due to the low fixed rates and relative insignificance of the fixed long-term debt to our balance sheet. Our long-term debt is comprised of two fixed rate notes with a total principal balance of approximately $6.9 million collateralized by our headquarters building and our shipping facility and one variable rate note with a principal balance of approximately $0.5 million collateralized by our general assets. The interest rate on the fixed rate notes associated with our real estate average 8.0%. The interest rate in the variable rate note is equal to the Prime Lending Rate.

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

During the nine months ended September 30, 2006, there has been no material change from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005, except for the addition of the following risk factors:

If we fail to successfully implement our business strategies, our ability to increase our revenues and operating profits could be adversely affected and our overall business could be harmed.

Our current business strategies involve (1) developing Natrol as a solid, profitable growth company, (2) expanding our international operations and (3) making acquisitions which support the strategic direction of the Company. Our business strategies include realizing cost savings from operational efficiency improvements by implementing processes designed to improve the efficiency level of our manufacturing facilities. We may have to incur costs to achieve our potential cost savings. These costs not fully achieve our expected cost savings and efficiency improvements.

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

Additionally, there can be no assurance that we will be able to identify new international markets which meet our criteria, or if we find such markets, that we will successfully implement our expansion goals.

If we are unable to retain key personnel, our ability to manage our business effectively and continue our growth could be negatively impacted.

Key management employees include Wayne M. Bos, Craig Cameron, Dennis R. Jolicoeur and certain other employees. These key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in large part on our ability to retain them and to continue to attract additional qualified individuals to our management team. We do not have an employment agreement with any of our key management employees, other than Mr. Bos. The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified personnel could have a material adverse effect on our business, financial condition, and result of operations.

We may be unable to continue to obtain raw materials for our Ester-C® line of products at favorable prices or at all, which could adversely affect our business and operating results.

We both license the intellectual property rights as well as obtain all of the raw material for our Ester-C® product line from a third party licensor. Our Ester-C® product line accounted for approximately 10.8% of invoiced sales for the nine months ended September 30, 2006, 12.2% of gross sales in fiscal 2005 and 11.0% of gross sales in fiscal 2004.

In October 2006, the licensor of Ester-C sold its dietary supplement and raw material business to one of our competitors. Although we have a supply and licensing arrangement for Ester-C through March 2008, we cannot be certain that we will be able to obtain raw material for Ester-C at favorable prices prior to or continue to sell Ester-C after this date. If we were unable to obtain Ester-C raw material at favorable prices or unable to continue to sell Ester-C after March 2008, this could have a material adverse affect on our business and operating results.

Debt covenants and the requirement to pay interest and service our debt may restrict our ability to grow and may adversely affect our business and results of operations.

As with prior revolving lines of credit we have entered into, the terms of our senior credit facility impose operating and financial restrictions on us and our subsidiaries which could have a negative impact on our business, financial condition and results of operations by limiting or prohibiting us from taking certain actions or engaging in certain transactions without bank consent, including:

•       incurring or guaranteeing additional indebtedness;

•       issuing or selling capital stock by us or our subsidiaries;

•       transferring or selling assets currently held by us;

•       repurchasing stock and certain indebtedness;

•       engaging in transactions with affiliates; and

•       engaging in mergers, acquisitions or consolidations.

We will need cash to service our debt. Our ability to generate cash depends on our successful financial and operating performance, in particular the positive integration of the transactions for which we have borrowed money to complete. If we are not successful, or if factors outside of our control cause us to generate insufficient cash, the need to service our debt may hinder our ability to execute our business plans and our results of operation and financial condition may be adversely affected.

As of November 13, 2006, we had outstanding borrowings of $5.0 million under our senior secured credit facility.

Item 6. Exhibits

Exhibit No.	Description

Exhibit 10.1

Loan and Security Agreement dated August 25, 2006 by and among Wachovia Capital Finance Corporation (Western), as agent (“Agent”), lenders signatory thereto (“Lenders”), Natrol, Inc. and Prolab Nutrition, Inc., as Borrowers, and Natrol Products, Inc., Natrol Acquisition Corp. and Natrol Direct, Inc., as Guarantors (1)

Exhibit 10.2	Guaranty dated August 25, 2006 by Natrol Products, Inc., Natrol Acquisition Corp. and Natrol Direct, Inc., in favor of Agent and Lenders (1)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)    Incorporated by reference to our current report on Form 8-K filed with the SEC on August 31, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2006	NATROL, INC.

	By:	/s/ Dennis R. Jolicoeur
Dennis R. Jolicoeur
Chief Financial Officer, Treasurer and
Executive Vice President
(Duly Authorized Officer and
Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 10.1

Loan and Security Agreement dated August 25, 2006 by and among Wachovia Capital Finance Corporation (Western), as agent ("Agent"), lenders signatory thereto ("Lenders"), Natrol, Inc. and Prolab Nutrition, Inc., as Borrowers, and Natrol Products, Inc., Natrol Acquisition Corp. and Natrol Direct, Inc., as Guarantors (1)

Exhibit 10.2	Guaranty dated August 25, 2006 by Natrol Products, Inc., Natrol Acquisition Corp. and Natrol Direct, Inc., in favor of Agent and Lenders (1)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)    Incorporated by reference to our current report on Form 8-K filed with the SEC on August 31, 2006.