Form 10-K
period 2006-12-31
NATROL INC
filed 2007-04-02
CIK 1025573

UNITES STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

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

(818) 739-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of Class	Name of Exchange on
Common Stock,	which registered
par value	Nasdaq
$.01 per share	Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by a check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2006 was approximately $14.2 million, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq National Market on such date. The calculation of holdings by non-affiliates is based upon the assumption, that executive officers, directors, and persons holding 10% or more of the outstanding common stock are affiliates.

As of March 25, 2007 the registrant had 14,152,227 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed within 120 days of December 31, 2007 for the registrant’s 2007 Annual Meeting of Stockholders to be held on June 7, 2007 are incorporated by reference in Part III of this Annual Report on Form 10-K.

NATROL, INC.
2006 ANNUAL REPORT on Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our future plans, objectives, expectations, intentions, financial performance and capital expenditures and the assumptions that underlie these statements. Forward looking statements may include words such as “believes,” “expects,” “may,” “will,” “should,” “intend,” “estimate,” “assume,” “plan,” or “anticipates” and other similar words. Although we believe that the expectations reflected in our forward looking statements are reliable, actual results may differ materially from those projected or assumed in any of our forward looking statements.  Our future financial condition, results of operations and strategy, as well as any forward looking statements are subject to change and to inherent risks and uncertainties, such as those disclosed in this Form 10-K, including but not limited to:

•       Our ability to develop and implement our current business strategies;

•       Our ability to appropriately respond to changing consumer preferences;

•       Our ability to effectively compete;

•       Our dependence upon certain large customers;

•       Our ability to obtain raw materials for our Ester-C®  line of products at favorable prices, or at all, after the term of our current supply contract which ends in March 2008;

•       Adverse publicity or consumer perception of our products or any similar products distributed by others;

•       Our ability to address the risks associated with our acquisition strategy;

•       Our ability to retain and attract key management and other personnel;

•       Exposure to product liability and other legal claims;

•       Limits to the scope of our insurance coverage and third party indemnification rights;

•       Greater than expected product returns;

•       Our ability to adequately anticipate sales trends and the write down of our inventory;

•       The effect of natural disasters involving our manufacturing and other facilities;

•       Our ability to protect our intellectual property;

•       Intellectual property litigation and infringement claims against us; and

•       Legal actions brought by federal, state and local government authorities and private parties.

For a detailed discussion of these risks and uncertainties, see “Risk Factors” in Item 1A of this Form 10-K.

We do not have any intention or obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

GENERAL

We manufacture and market branded, high-quality dietary supplements, herbal teas, and sports nutrition products under three primary brands: Natrol®, Laci Le Beau®, and Prolab®. Through our Essentially Pure Ingredients® (EPI) division we  sell nutraceutical grade ingredients to other manufacturers of nutrition products and provide contract manufacturing services to companies within the nutraceutical industry.

We recently acquired the rights to manufacture, market and or sell the following brands:

•       Nu Hair® and Shen Min® (men’s and women’s hair regrowth products in the natural products category);

•       Promensil® (red clover isoflavones-based products for the relief of menopausal symptoms and maintenance of bone and heart health); and,

•       Trinovin® (red clover isoflavones-based products for the maintenance of prostate and urinary health).

The Nu Hair and Shen Min brands were acquired from Biotech, Inc., a Connecticut company. The Promensil and Trinovin brands are owned by Novogen Limited (NASDAQ: NVGN), an Australian-based biotechnology company. These brands are sold worldwide, and we acquired the patent and trademark rights to these products, in perpetuity, within the United States. Our products fall into the general definition of vitamins, minerals, herbs and dietary supplements and are regulated by the U.S. Food and Drug Administration (USFDA).

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

We sell our products through multiple distribution channels throughout the United States. These channels include domestic health food stores and mass-market drug, club, retail and grocery store chains. We also sell our products through independent catalogs, Internet shopping sites, and within approximately 40 foreign countries through international distributors as well a subsidiary in the United Kingdom.

Our Natrol brand strategy emphasizes building strong recognition of the Natrol brand across multiple distribution channels through a marketing strategy that includes cooperative promotional programs as well as print, television, radio and public relations campaigns that are designed to build consumer awareness and increase the purchase of our products by consumers.

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

During the third quarter of 2006, we established a subsidiary, Natrol U.K., in Guildford, England, to sell our products in the United Kingdom and the European Union (EU). This division sells both Natrol and Prolab products but is focused on building our sports nutrition business. During the fourth quarter of 2006, Natrol U.K. sold approximately $425,000 of goods, mostly Prolab products.

The newly acquired Nu Hair brand of hair products is sold exclusively through the mass-market channel of distribution in the United States while the Shen Min brand of hair products is sold exclusively within the health food channel of trade.

The Promensil and Trinovin brands are sold across multiple channels of distribution.

The Nu Hair, Shen Min, Promensil, and Trinovin brands are sold by the same sales staff that manages the Natrol and Laci LeBeau lines of products.

We also sell nutraceutical grade ingredients such as garlic to other manufacturers through our EPI division. In addition, the EPI division markets Natrol’s manufacturing capabilities to other nutraceutical businesses that need contract manufacturing support. EPI shares all of Natrol’s resources including Natrol’s headquarters facility, its manufacturing and research and development personnel and expertise, its financial resources, as well as accounting and management resources.

Only one product category, Ester-C®, has represented more than 10% of revenue in each of the last three years. In addition, the Carb Intercept® category represented more than 10% of revenue in 2004. In 2006, the manufacturer and patent holder of Ester-C® was acquired by NBTY (NASDAQ:NTY), a competitor of ours. NBTY has indicated that it does not intend to continue selling Ester-C® to third party manufacturers beyond the term of existing supply contracts. Natrol’s supply agreement extends through March, 2008. We are now working on a strategy to replace the Ester-C® business which may be lost once raw material can no longer be acquired.

BUSINESS STRATEGY

Efficient Supplier of Quality Products

Our primary business strategy is to position ourselves as a quality supplier of nutraceutical products that can be trusted by consumers and retailers alike. The Natrol, Laci Le Beau, Promensil, and Trinovin brands are sold across multiple channels of distribution including health food stores, mass-market retail outlets including club stores, catalogs and Internet sales organizations. Nu Hair is only sold in the mass-market channel of distribution. Shen Min is only sold in the health food channel of distribution. The Prolab brand is sold across multiple channels of distribution but sales through the mass-market channel of distribution are limited because this is not a channel where sports nutrition products are primarily sold.

As a quality supplier, we place a strong emphasis on quality control because we believe that quality standards play a critical factor in consumer purchasing decisions and in differentiating the Natrol brand. Our products are manufactured in accordance with all applicable federal regulations as well as current Good Manufacturing Practices (GMPs) standards set by the Natural Products Association (NPA). We carefully review our products to ensure regulatory compliance, safety and efficacy.

Much as we recognize the importance of quality, we also recognize that our industry is very competitive and, as such, we place a high degree of emphasis on being an efficient manufacturer. We are constantly assessing our manufacturing processes in order to streamline them and manufacture our products as cost effectively as possible in order to improve gross profit margins. The gross profit margin improvement experienced in 2006 is a result of our focus on efficiency as well as improved purchase pricing of many raw materials.

Business Development

A core part of our business strategy is to acquire, or, develop internally, products, brands and businesses that are complementary to our existing product line. In 2006, we acquired the Nu Hair, Shen Min, Promensil and Trinovin lines as part of this strategy of developing our portfolio of products.

In acquiring or developing products we seek to capitalize upon our existing infrastructure, which includes our sales distribution and marketing expertise as well as our general administrative skills.

Expand Internationally

Our products are under-represented internationally. In 2006, we established a subsidiary in the United Kingdom, Natrol UK, which, in September 2006, began importing and selling Natrol and Prolab products into the United Kingdom. Our strategy is to expand our product registrations internationally and to establish new relationships as well as expand existing relationships that allow our products to be sold multi-nationally.

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

Experienced Management Team

Our management team has extensive experience in managing and acquiring businesses in this country and internationally.

During the first quarter of 2006, the Board of Directors appointed Wayne Bos as President and CEO and Craig Cameron as Chief Operating Officer.

Mr. Bos is an entrepreneur, investor and growth-company executive. Among his most notable successes, Mr. Bos worked closely with the management team of Uniqema, a division of Imperial Chemical Industries in London, to complete an acquisition of one of the business units. Following completion of the acquisition in 2000, Symex Holdings Limited was established as a 100 percent owned Australian company and successfully listed on the Australian Stock Exchange. Today, Symex is Australia’s largest producer of Oleo products.

Mr. Bos also served as CEO and Director of Sausage Software, an Australian public company. Under his leadership, Sausage grew from a single product company with 35 people and revenues of $5 million, to an eBusiness solutions house with more than 1500 people and revenues of more than $150 million. Sausage Software, with wholly owned subsidiaries in the UK, USA and Asia grew to a market capitalization of more than $2 billion during the late 1990s and early 2000s.

Mr. Cameron’s professional background includes 23 years of international executive management experience in sales, marketing, strategy, operations, and R&D. During his 16-year career with NCR Corporation, he served as Senior Managing Director in Japan, Managing Director of New Zealand, Director of Marketing in Canada, and Head of Corporate Strategy in the United States. More recently, Mr. Cameron served as head of strategy and marketing for Telstra Corporation (Australia’s largest telecommunications company). He subsequently became Chief Executive Officer of Advantra, a $300MM joint venture company of IBM, Lend Lease and Telstra.

The Company will continue to employ talented and experienced professionals with a broad range of experience to help it grow.

Our Board of Directors is also experienced and each member of the board has been selected because of the member’s business background and that person’s ability to contribute to the long-term success of the Company.

SALES

BRANDED PRODUCTS

We distribute Natrol supplements, Laci Le Beau herbal teas, Nu Hair and Shen Min hair products, Promensil, and Trinovin primarily to domestic, independent, health food stores and mass-market club, drug, retail and food stores.

Products are sold to health food stores primarily through leading national distributors, including United Natural Foods, Nature’s Best and Tree of Life who resell our products directly to independent health food stores. These products are also sold directly to certain health food store chains such as GNC, Fred Meyer Nutrition Centers and The Vitamin Shoppes.

Within the health food channel of trade, we maintain a sales staff of regional representatives across the country that is managed by a national manager who reports to the Vice President of Sales. These sales representatives call on individual storeowners and distributors promoting the Company’s lines.

The mass-market distribution channel is also managed by the Vice President of Sales. We employ three sales managers who manage an independent broker network of more than 40 groups throughout the country. Our employees directly service our larger mass-market accounts while independent brokers service others in conjunction with the sales people and management. We sell our products to mass-market merchandisers either directly or through distributors of vitamins, minerals and other supplement products such as: Amerisource Bergen, McKesson, and Cardinal.

Our major drug, club and mass-market retail and grocery customers include:

•Albertsons	• Dominick’s	• Rite Aid
•BJ’s Wholesale Club	• Hannaford	• Vons
•Brooks/Eckerd	• HEB	• Walgreens
•Costco	• Kroger	• Wal-Mart
•CVS	• Longs Drug

Sales of vitamins and other supplements within the mass-market channel of trade are extremely competitive with all vendors competing vigorously to defend their positions within each mass-market account. Many mass-market retailers emphasize their own in-house private label brand, which creates additional competition. Many retailers have more than one private label brand. Vendors to the mass-market class of trade continually analyze their own shelf space as well as that of their competitors in an effort to maximize profits for themselves and the mass-market retailer. The result is a cycle in which companies such as ours prune slower moving items from store shelves, replacing them with faster selling products. Our central strategy is to ensure that our most profitable and rapidly selling items remain on retailers’ shelves while we try to obtain more shelf space for additional, potentially profitable, items.

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

Within the health food store channel of distribution, we believe that our product line is could be better represented and our strategy within this channel of trade is to ensure that retail outlets carry a higher percentage of what we consider to be our core line of products.

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

Prolab products are sold primarily through sports nutrition retail stores, fitness centers, web sites, health food stores and internationally through designated distributors. Approximately 28.6% of Prolab’s sales are international.

The Prolab business fell nearly $3.3 million in 2006. Approximately two-thirds of this decline was due to a decline in international shipments. This decline is one of the factors that led to our opening a subsidiary in the United Kingdom, Natrol UK. This subsidiary began selling Prolab products to customers in the UK in late September 2006 and sales of Prolab products through this division amounted to approximately $418,000 in 2006. We are working on a strategy to improve Prolab sales through the development of new products and stronger marketing programs.

Two of our customers each represented more than 10% of net sales for the year ended December 31, 2006. The lead customer represented 11.4% of net sales and the second customer represented 10.9% of net sales. For the year ended December 31, 2005 only one customer, representing 12.8% of net sales, accounted for more than 10% of net sales and no customer represented more than 10% of net sales in 2004.

CONTRACT MANUFACTURING AND INGREDIENT SUPPLY SALES: EPI

Our contract manufacturing services are marketed through EPI. We manufacture a number of products for customers who distribute the products under their own private labels. As a contract manufacturer, we will often assist our customers in the formulation of their products. Contract manufacturing accounted for approximately 3.1% of our net sales in 2006.

In our bulk ingredient business, EPI sells nutraceutical grade garlic and miscellaneous ingredients to other manufacturers of nutritional products. Bulk ingredient sales accounted for 1.5% of our net sales in 2005.

During the last two years, we have de-emphasized our contract manufacturing. We reviewed the profitability of all contract-manufacturing customers and limit our contract manufacturing to work we believe will deliver minimum profit levels.

The result is that net shipments of the EPI division fell from $6.5 million in 2004 to $4.7 million in 2005 and to $3.0 million in 2006. Although revenue has declined, the net contribution of the EPI division has improved due to higher margins on the remaining business and lower expenses to maintain the business that we now have.

Our strategy with respect to contract manufacturing business is to selectively bid on profitable contract manufacturing business that can help us more fully utilize of our manufacturing plant.

MARKETING

BRANDED PRODUCTS

Our core strategy has been to build our brands within the channels of distribution that are appropriate for each brand and to develop increased brand awareness and strong brand recognition among consumers seeking products with a reputation for quality.

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

Product development undergoes a formal process where products are screened through physical, chemical and regulatory challenges. Before a product is introduced, the R&D, the quality assurance and legal departments review the safety and efficacy of ingredients, set specifications for raw materials and finished products, establish label claims and assess potential patent, trademark, legal or regulatory issues. The R&D department ensures product manufacturability and assists in ensuring that all of our products meet label claims and that all formulations are safe and efficacious to the standards that have been developed.

MANUFACTURING AND PRODUCT QUALITY

DIETARY SUPPLEMENTS

Our commitment to consumers is to produce highly efficacious products that can be trusted for their quality. Our products are manufactured in full compliance with the GMP standards set by the NPA.

We manufacture most of our tablets and capsules in our 94,000 square foot manufacturing facility and headquarters located in Chatsworth, California. At this facility, we manufacture tablets and capsules, which account for the vast majority of our supplement sales. Our liquid products, powders, softgels and herbal teas are outsourced to third party manufacturers.

We place a strong emphasis on our quality control practices because we believe that quality standards play a critical factor in consumer safety, purchasing decisions and in differentiating our brands.

Our procedures require that all raw materials be tested from the receiving stage and stored in a designated quarantine area until they are approved for use by our quality control department. Bulk materials are tested for physical characteristics, active ingredient content, and for contamination such as heavy metals and microbes.

Raw Material Supply:

We obtain our raw materials from third-party suppliers. Many of the raw materials used in our products are harvested internationally. We do not have substantial multi-year contracts with suppliers committing such suppliers to provide the materials required for the production of our products. During the last decade, coenzyme Q10 (CoQ10), whey protein concentrate, natural vitamin E, beta-carotene, melatonin, kava, and a select number of other raw materials have had significant price fluctuations as a result of short supply and/or increases in demand. As a result, we have experienced occasional shortages of raw materials for a limited number of our products or, alternately, supply for these raw materials has only been available at sharply higher prices. In our industry, it is very difficult to increase our pricing when the cost of raw materials fluctuate. One of our suppliers accounted for more than 10% of our purchases in 2006 and two of our suppliers each accounted for more than 10% of our purchases in 2005. The loss of any of these suppliers could have a material adverse effect on our ability to produce and sell goods. We do not have material long-term supply agreements with these suppliers.

Specialty Suppliers:

We sell a limited number of products under a supplier’s trademark. In 2006, the most significant of these was our Ester-C line of products, which accounted for a little more than 10% of our invoiced sales. During 2006, the patent and trademark holder of the Ester-C was sold to NBTY, a competitor of Natrol’s. NBTY has indicated that it intends to stop selling Ester-C to third party manufacturers and distributors of Ester-C. Natrol has a supply contract requiring NBTY to supply Ester-C until March 2008. The contract does not specify the price at which Ester-C must be supplied. We are now working on a strategy to replace lost Ester-C business.

Ester-C exemplifies the risk assumed when we market products under a supplier’s trademark. We are limited to that single supplier as a source of raw materials for that product. As a result, any shortage of raw materials from that supplier adversely affects our ability to manufacture that product. Price increases from these suppliers could severely impact the profitability of these items. Our inability to obtain adequate supplies of raw materials for our products at favorable prices could have a material adverse effect on our business, financial condition and results of operations.

Shipping Facilities:

We ship all of our products from our 132,000 square foot warehouse facility located less than one-quarter mile from our headquarters/manufacturing facility. Approximately 52,000 square feet of this warehouse facility has been subleased. Rental income was approximately $105,000,  $300,000, $389,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Income in 2006 was low due to the bankruptcy of a tenant. The remaining 80,000 square feet is being used to ship finished goods to our customers.

HERBAL TEAS

We rely upon a third parties for the milling and processing of our Laci Le Beau herbal teas.

PROLAB

We produce the majority of Prolab supplements that are sold in tablet or capsule form. However, we rely on third party vendors to process and package most of Prolab’s products, which consist of powders such as flavored whey protein drink mixes.

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

We have received one United States patent for our Kavatrol product and we have received two United States patents related to two amino acid products, SAF and SAF for Kids. Sales of these patented items are not material. When appropriate, we will seek to protect our research and development efforts by filing patent applications for proprietary products. To the extent that we do not have patents on our products, another company may replicate one or more of them.

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

Our dietary supplements must comply with the Dietary Supplement and Nonprescription Drug Consumer Protection Act, which will become effective on December 22, 2007. This Act amends the FFDC Act to mandate the reporting of serious adverse events received by us to the FDA. We anticipate full compliance by the effective date without an undue expenditure of resources.

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

EMPLOYEES

As of December 31, 2006, we had 251 employees. Of such employees, approximately 41 were engaged in marketing and sales, 166 were devoted to production and distribution and 44 were responsible for management and administration. Our employees are not covered by a collective bargaining agreement. We consider our relations with our employees to be good.

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

If we fail to successfully implement our current business strategies, our ability to increase our revenues and operating profits could be adversely affected and our overall business could be harmed.

Our key current business strategies consists of:

•       achieving cost savings through improvements to our operations;

•       making acquisitions that support our strategic direction; and

•       expanding our international operations.

We are constantly trying to achieve cost savings through continued improvement in the operational efficiency of our manufacturing facilities. At times, achieving additional efficiency requires an up front investment for equipment or personnel. These investments are made based upon projections of future savings. Our expected costs savings and efficiency improvements may not occur at all or at levels that we anticipate. As discussed below, there are significant risks associated with our acquisitions strategy. Operations in foreign markets may be affected by currency fluctuations, different consumer preferences, government regulation and local market conditions. In addition, there can be no assurance that we will be able to identify new international markets that meet our expansion criteria, or if we identify such markets, that we will successfully implement or achieve our expansion goals. For example, we may not achieve the operating margins that we expect. If we are unable to successfully implement our business strategies, our growth and results of operations could be adversely affected.

Our failure to appropriately respond to competitive challenges, changing consumer preferences and demand for new products could significantly harm our customer relationships and product sales.

The nutritional supplement industry is characterized by intense competition for product offerings and rapid and frequent changes in consumer demand. Our failure to accurately predict product trends could negatively impact our products and inventory levels and cause our revenues to decline. For example, sales of our Carb Intercept product grew consistently in 2003 and in 2004 reached $11.0 million in gross shipments. In 2005, gross shipments of Carb Intercept fell to $1.8 million. We believe these fluctuations resulted from changing consumer preferences and publicity surrounding the low-carbohydrate Atkins-type diet.

Our success with any particular product offering (whether new or existing) depends upon a number of factors, including our ability to:

•       accurately anticipate customer needs;

•       differentiate our product offerings from those of our competitors;

•       competitively price our products

•       develop and/or acquire new products; and

•       deliver products in a timely manner in sufficient volumes.

Products often have to be promoted heavily in stores or in the media to obtain visibility and consumer acceptance. Acquiring distribution for products is difficult and often expensive due to slotting and other promotional charges mandated by retailers. Products can take substantial periods of time to develop consumer awareness, consumer acceptance and sales volume. Accordingly, some products fail to gain or maintain sufficient sales volume and as a result have to be discontinued.

Our industry is highly competitive, and our failure to compete effectively could adversely affect our market share, financial condition and future growth.

The dietary supplement industry is highly competitive with respect to:

•       price;

•       shelf space;

•       brand and product recognition;

•       new product introductions; and

•       raw materials.

Several of our competitors are larger, more established and possess greater financial, personnel, distribution and other resources. We face competition (1) in the health food channel from a limited number of large nationally known manufacturers, private label brands and many smaller manufacturers of dietary supplements; and (2) in the mass-market distribution channel from broadline manufacturers, major private label manufacturers and others.

Private label brands at mass-market chains represent substantial sources of income for these merchants and the mass-market merchants often support their own labels at the expense of other brands. The private label business has been a significant growth element within our industry. The growth of private label sales negatively impacts the sales of branded products such as ours. As such, the growth of our brands within food, drug, and general mass-market merchants is highly competitive and uncertain. If we cannot compete effectively, we may be unable to maintain sufficient market share to be profitable.

We rely on a limited number of customers for a substantial portion of our sales, and the loss of or material reduction in purchase volume by any of these customers would adversely affect our sales and operating results.

Two major customers each represented more than 10% of net sales in 2006. These customers accounted for approximately 22.3% of net sales. One major customer during 2005 represented more than 10.0% of net sales. Our top ten customers accounted for approximately 47.1% of net sales in 2006. The loss of any of our major customers, a significant reduction in purchases by any major customer, or, any serious financial difficulty of a major customer, could have a material adverse effect on our sales and results of operations.

We may be unable to continue to obtain raw materials for our Ester-C line of products at favorable prices or at all, which could adversely affect our business and operating results.

We license the intellectual property rights and obtain all of the raw material for our Ester-C product line from a third party licensor. Our Ester-C product line accounted for approximately 10.3% of invoiced sales in fiscal 2006 and 10.8% of invoiced sales in fiscal 2005.

In October 2006, the licensor of Ester-C sold its dietary supplement and raw material business to one of our competitors. Although we have a supply and licensing arrangement for Ester-C through March 2008, we cannot be certain that we will be able to obtain raw material for Ester-C at favorable prices prior and we do not believe we will be able to continue selling Ester-C after our contract expires. Our inability to obtain Ester-C raw material at favorable prices or our inability to continue to sell Ester-C after March 2008 could have a material adverse effect on our business and operating results.

Adverse publicity or consumer perception of our products and any similar products distributed by others could harm our reputation and adversely affect our sales and revenues.

We are highly dependent upon positive consumer perceptions of the safety and quality of our products as well as similar products distributed by other dietary supplement companies. Consumer perception of dietary supplements and our products in particular can be substantially influenced by scientific research or findings, national media attention and other publicity about product use. Adverse publicity from such sources regarding the safety, quality or efficacy of dietary supplements and our products could harm our reputation and results of operations. The mere publication of reports asserting that such products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

There are many risks associated with our acquisition strategy and our inability to address these risks could harm our business and operating results.

A key part of our growth strategy is and has been to acquire brands or companies that broaden our product offerings or complement our lines of business. In 2006, we acquired our Nu Hair and Shen Min brands and licensed the rights to Promensil and Trinovin. While we expect to continue to make selective acquisitions in 2007, our ability to make any acquisition is restricted under the terms of our credit facility with Wachovia Capital Finance (Western), as agent. In addition, acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations or the expectations of securities analysts. For example:

•       acquisitions may not perform as expected and we may fail to realize anticipated revenue and profits;

•       acquisitions may expose us to unanticipated liabilities, including product liability or other claims, all of which could harm our reputation and business.

•       we may fail to successfully integrate or manage acquisitions due to differences in business backgrounds or corporate cultures;

•       we may be unable to retain key employees of an acquired company or brand which could negatively impact the acquisition’s future performance;

•       we may be unable to identify suitable acquisition candidates or make acquisitions on acceptable terms; and

•       we compete with others to acquire companies, which may result in decreased availability of, or overpayment for, suitable acquisition candidates.

In addition, our acquisition strategy may divert management’s attention away from our existing business, result in the loss of key customers or key employees and cause our results of operations to suffer.

If we are unable to retain key personnel, our ability to manage our business effectively and continue our growth could be negatively impacted.

Key management employees include Wayne M. Bos, Craig Cameron, Dennis R. Jolicoeur and certain other individuals. These key management employees are primarily responsible for our day-to-day operations, and we believe our success depends in large part on our ability to retain them and to continue to attract additional qualified individuals to our management team. Currently, we do not have an employment agreement with any of our key management employees, other than Mr. Bos. The loss or limitation of the services of any of our key management employees or the inability to attract additional qualified personnel could have a material adverse effect on our business and results of operations.

We may be exposed to material product liability claims, which could increase our costs and adversely affect our reputation and business.

As a marketer, manufacturer and distributor of products designed for human consumption, we are subject to product liability claims if the use of our products or products we manufacture for others is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as dietary supplements and in most cases are not subject to pre-market regulatory approval in the United States or internationally. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur.

We have been in the past, and in the future may be, subject to various product liability claims, including among others that our products had inadequate instructions for use, or inadequate warnings concerning possible side effects and interactions with other substances. In 2003, we chose to self-insure against product liability claims due to the high price of product liability insurance, the inability to secure occurrence based coverage, as well as the limited amount of coverage provided by insurers willing to provide insurance at high prices. We deposited $5.0 million for a five-year policy term with an insurance carrier who provides certificates of insurance to our vendors. The $5.0 million earns interest and is classified as a non-current asset entitled “Restricted Cash” on the accompanying consolidated balance sheet. The $5.0 million is fully refundable should we decide to end the self-insurance program at the end of the policy term. The limits of such self-insurance program may not be sufficient to cover legal claims or costs associated with defending against such claims. The cost of defense can be substantially higher than the cost of settlement even when claims are without merit. The high cost to defend or settle product liability claims could have a material adverse effect on our business and operating results.

Our insurance coverage or third party indemnification rights may not be sufficient to cover our legal claims or other losses that we may incur in the future.

We maintain insurance, including property, general and product liability, workers’ compensation and directors’ and officers’ liability, to protect ourselves against potential loss exposures. In the future, insurance coverage may not be available at adequate levels or on adequate terms to cover potential losses, including on terms that meet our customer’s requirements. If insurance coverage is inadequate or unavailable, we may face claims that exceed coverage limits or that are not covered, which could increase our costs and adversely affect our operating results.

In addition, we generally request contractual indemnification rights from third parties that supply raw materials for or manufacture our products, and request to be added as an additional insured under such parties’ insurance policies. Any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to our products or contract manufacturing activities could have a material adverse effect on our business, financial condition and results of operations.

We may experience greater than expected product returns, which might adversely affect our sales and results of operations.

Product returns are a customary part of our business. While customers generally do not have an absolute right of return, products may be returned for various reasons, including expiration dates or lack of sufficient sales volume. In addition, we may experience significantly more returns as a result of a loss of a customer account or the purchase of one customer by another. For example, when there is a consolidation among our customers, we may lose the account or experience substantially greater returns. In 2004, the Eckerd drug store chain was sold to the CVS and the Brooks drugstore chains. As a result, in 2005 CVS and Brooks returned $0.9 million more of our products than in 2004 when our account was with Eckerd.

We accrue allowances for returns based on historical data and future expectations. We review our retail base on a customer-by-customer basis and accrue for returns as soon as estimates can be reasonably calculated. While we continually work to lessen the impact of returns through the management of our SKU count at retail establishments and the more effective use of sales and marketing programs, we often experience fluctuations and, in the future, returns may equal or exceed the levels experienced in years prior. For example, while our expense for returns and charges for damages and outdated products amounted to approximately 5.5% of gross shipments in 2006, in 2005 these charges amounted to 6.2% of gross shipments. If product returns greatly exceeded our estimates, our revenues and results of operations would be adversely affected.

If we fail to adequately anticipate sales trends for our products, we may be required to write down the value of our inventory, which could aversely affect our results of operations.

Our products are tested for stability and each product has an associated expiration date after which the product cannot be sold. Expiration dates can be as short as months or, in some cases, as long as several years. As sales trends change, we may over-produce finished goods inventory or have excess raw materials that we cannot use before their expiration dates. We regularly dispose of overstocked finished goods and expired raw material inventory. When sales trends change too rapidly or when manufacturing planning does not estimate future demand accurately, we are required to write off or write down inventory, which adversely affects our results of operations during the period in which the write-downs of inventory occur. For example, in 2005 we wrote off $1.9 million of inventory—or nearly 2.5 times the amount we wrote off in 2006 and 2004—in a large part because of the significant decline of Carb Intercept sales in 2005.

A significant natural disaster, such as an earthquake, involving our manufacturing facility could harm or disrupt our operations.

We are dependent upon the continued operation of our manufacturing facility at its current levels. Our manufacturing facility is located in Southern California, a geographic area that has historically been prone to earthquakes and other natural disasters, which in some cases have been catastrophic. In 1994, the building where our manufacturing facility is located was severely damaged in a major earthquake. The building has since been retrofitted to meet newer building codes. Regardless, we do not carry earthquake insurance on our facilities. Any significant damage or destruction of our manufacturing facility as a result of a natural or other disaster would disrupt our operations and have a material adverse effect on business and results of operations.

A shortage in the supply of key raw materials could increase our costs or adversely affect our sales and revenues.

We obtain all of our raw materials from third-party suppliers with whom we do not have significant long-term supply contracts. We have experienced occasional shortages of or delays in the supply of raw materials for a limited number of products. Shortages often result in materially higher raw material prices or adversely affect our ability to manufacture a product. Price increases from a supplier would directly affect our profitability if we are not able to pass price increases on to customers. Our inability to obtain adequate supplies of raw materials in a timely manner or a material increase in the price of our raw materials could have a material adverse effect on our business, financial condition and results of operations.

Our inability to protect our intellectual property rights could adversely affect our business.

We have invested significant resources to protect our brands and intellectual property rights. However, we may be unable or unwilling to strictly enforce our intellectual property rights, including our trademarks and to a lesser extent our patents, from infringement. Our failure to enforce our intellectual property rights could diminish the value of our brands and product offerings and harm our business and future growth prospects.

Intellectual property litigation and infringement claims against us could cause us to incur significant expenses or prevent us from manufacturing, selling or using some aspect of our products.

We have been and in the future may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses to defend such claims, divert management’s attention or prevent us from manufacturing, selling or using some aspect of our products. If we chose or are forced to settle such claims, we may be required to pay for a license to certain rights, paying royalties on both a retrospective and prospective basis, and/or cease our manufacturing and sale of certain products that are alleged to be infringing. Future infringement claims against us by third parties may adversely impact our business, financial condition and results of operations.

Our quarterly operating results are subject to significant fluctuations and, if our operating results decline or are worse than expected, our stock price could fall.

Our sales and earnings have been and continue to be volatile as a result of, among other things:

•       our ability to recognize product trends;

•       the loss of one or more significant customers;

•       the introduction of successful new products by our competitors;

•       adverse media reports on the use or efficacy of dietary supplements; and

•       general conditions and trends in the dietary supplement industry.

Lower sales or earnings as a result of the foregoing factors may adversely affect our operating results in any period and cause the market price of our common stock to decline.

The terms of our senior credit facility prohibit us from our engaging in many transactions and may limit or restrict our ability to grow our business.

The terms of our senior credit facility impose operating and financial restrictions on us and our subsidiaries which could have a negative impact on our business, financial condition and results of operations by limiting or prohibiting us from taking certain actions or engaging in certain transactions without bank consent, including:

•       incurring or guaranteeing additional indebtedness;

•       engaging in mergers, acquisitions or consolidations;

•       declaring or paying dividends;

•       repurchasing capital stock;

•       issuing or selling capital stock;

•       transferring or selling assets;

•       repurchasing stock and certain indebtedness; and

•       engaging in transactions with affiliates.

Our failure to meet investor expectations, material announcements by us or our competitors or other material events could cause our stock price to fall.

The trading price of our common stock has historically been subject to wide fluctuations and daily trading volume is relatively low. The price of our common stock may decline, perhaps substantially, in response to:

•       changes in stock market analyst recommendations regarding us or our competitors;

•       quarter-to-quarter variations in our operating results;

•       material announcements by us or our competitors;

•       adverse publicity or consumer perception of our products or similar products distributed by others; or

•       adverse actions against us or our competitors by governmental authorities or private litigants.

Because we are subject to numerous laws and regulations, and involved in litigation from time to time, we could incur substantial judgments, fines, legal fees and other costs.

Our industry is highly regulated. The manufacture, labeling and advertising for our products are regulated by various federal, state and local agencies as well as those of each foreign country to which we distribute. These governmental authorities may commence regulatory or legal proceedings, which could restrict the permissible scope of our product claims or the ability to manufacture and sell our products in the future. The FDA regulates our products to ensure that the products are not adulterated or misbranded. Failure to comply with FDA requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Our advertising is subject to regulation by the FTC under the FTCA. In recent years the FTC has initiated numerous investigations of dietary supplement and weight loss products and companies. Additionally, some states also permit advertising and labeling laws to be enforced by private attorney generals, who may seek relief for consumers, seek class action certifications, seek class wide damages and product recalls of products sold by us. Any of these types of adverse actions against us by governmental authorities or private litigants could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.       Unresolved Staff Comments

We do not have any unresolved comments from the SEC staff.

ITEM 2.                Properties

At December 31, 2006, we owned our 94,000 square foot manufacturing, distribution and office facility in Chatsworth, California. We have occupied this facility since March 1997. The facility was designed and constructed to our specifications and includes areas for receiving, quarantine of new materials, manufacture, quality control and laboratory activities, research and development, packaging, warehousing and administrative offices.

We also owned our 132,000 square foot warehouse facility. This facility is located within one-quarter mile of our headquarters facility. We have generally leased 52,000 square feet of this space to a third party. This space was mostly unoccupied in 2006 due to the bankruptcy of the tenant. A new tenant occupied the 52,000 square feet of rental space in February 2007, signing a five-year lease.

At December 31, 2006, the two buildings were encumbered by two mortgage notes amounting to $6.7 million.

ITEM 3.                Legal Proceedings

From time to time, we are subject to litigation incidental to our business, including product liability claims, state agency actions, private attorney general actions and class actions. We are a party to a number of lawsuits that arise in the ordinary course of business and may become a party to additional lawsuits. We are not currently a party to any material legal proceedings. Although none of the lawsuits in which we are involved in as of the date of this filing are reasonably estimated to be material, the possibility exists that future lawsuits could arise, or, that developments could occur in existing legal actions that could have a material adverse effect on us. Such claims, if successful, could exceed the $5.0 million retention under our self-insurance program.

ITEM 4.                Submission Of Matters To A Vote Of Security Holders

During the fourth quarter of 2006, no matters were submitted to a vote of our security holders.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our Common Stock is traded on the NASDAQ Global Market under the symbol “NTOL.” On March 25 2007, the last reported closing sales price of our Common Stock as reported on the NASDAQ National Market was $2.71. As of March 25, 2007 there were 23 holders of record of our Common Stock.

The high and low sales closing prices for the Common Stock as reported by the NASDAQ National Market for the years ended December 31, 2006 and 2005 are set below:

	Fiscal year ended December 31, 2006
	High	Low
Quarter ended March 31, 2006	$2.47	$1.64
Quarter ended June 30, 2006	2.36	1.80
Quarter ended September 30, 2006	1.95	1.42
Quarter ended December 31, 2006	2.64	1.45

	Fiscal year ended December 31, 2005
	High	Low
Quarter ended March 31, 2005	$3.28	$2.65
Quarter ended June 30, 2005	3.05	2.72
Quarter ended September 30, 2005	3.02	2.30
Quarter ended December 31, 2005	2.62	1.49

SHAREHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Company’s Common Stock, based on the market price of the Company’s Common Stock, with the total return of companies included within the Standard & Poor’s Small Cap 600 Market Index, the Standard & Poor’s 500 Index, the Russell 2000 Small Cap Index, and a peer group of companies for the five years ended December 2006. For its peer group, the Company chose those companies listed as part of the Cannacord Adams Better Food and Nutrition Index. Included in the index are Green Mountain Roasters (GMCR), Hain Celestial Group, Inc. (HAIN), Martek Biosciences Corporation (MATK), NBTY, Inc. (NTY), Wild Oats Markets, Inc. (OATS), The J.M. Smucker Company. (SJM), SunOpta Inc. (STKL), United Natural Foods, Inc. (UNFI) and Whole Foods Markets (WFMI). MCP Ingredients, Inc. (MGPI), Herbalife, LTD. (HLF), Monterey Gourmet Foods, Inc. (PSTA), Integrated BioPharma Inc. (INB), Weider Nutrition International Inc. (WNI), Fresh Del Monte Produce Inc. (FDP), Reliv International Inc. (RELV), Medifast Inc, (MED), John B San Felipe & Son (JBSS), Nature’s Sunshine Products, Inc. (NATRE), Chiquita Brands International Inc. (CQB), Natural Alternatives International Inc. (NAII), Forbes Medic-Tech Inc. (FMTI), KYOCERA International Inc, (YOCM), Nu Skin Enterprises, Inc. (NUS), Vermont Pure Holdings Ltd. (VPS), USANA Health Sciences Inc. (USNA), Maui Land & Pineapple Co. (MLP), Nutraceutical International Corp. (NUTR), Mannatech, Inc. (MTEX), Cyanotech Corp. (CYAN), Gaiam Inc. (GAIA), Omega Protein Corp. (OME), Circle Group Holdings Inc. (CXN), Lifeway foods Inc. (LWAY), Glacier Water Services, Inc., (GWSV), Calavo Growers, Inc., (CVGW) and Galaxy Nutritional Foods Inc. (GXY). The calculation of total cumulative return assumes a $100 investment in the Company’s Common Stock, the Standard & Poor’s Small Cap 600 Market Index, the Standard & Poor’s 500 Index, the Russell 2000 Small Cap Index and the Cannacord Adams Better Food and Nutrition Index on January 1, 2001 and the reinvestment of all dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2006

DIVIDEND POLICY

We currently intend to retain earnings to finance our operations and future growth and do not anticipate paying dividends on our Common Stock in the foreseeable future. Under our senior credit facility, we are prohibited from paying or declaring cash dividends.

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data is derived from our audited consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands except per share data)
Consolidated Statements of Operations Data:
Net sales	$65,564	$67,530	$79,269	$72,658	$70,260
Cost of goods sold	37,131	44,107	46,820	44,246	41,715
Gross profit	28,433	23,423	32,449	28,412	28,545
Selling and marketing expenses	16,655	18,000	19,560	17,701	16,915
General and administrative expenses	11,065	9,525	9,348	10,063	8,744
Total operating expenses	27,720	27,525	28,908	27,764	25,659
Operating income (loss)	713	(4,102)	3,541	648	2,886
Interest income (expense), net	(461)	(449)	(529)	(595)	(644)
Gain on sale of property	230	—	—	—	—
Income (loss) from continuing operations before income taxes	482	(4,551)	3,012	53	2,242
Income tax provision (benefit)	47	(1,918)	1,144	34	861
Income (loss) from continuing operations before cumulative change in accounting principles	435	(2,633)	1,868	19	1,381
Discontinued operations(1):
(Loss) from operations of Annasa component	—	—	—	(1,766)	(1,068)
(Loss) from operations of Tamsol component	—	—	—	(542)	(41)
Income tax benefit	—	—	—	821	421
Loss on discontinued operations	—	—	—	(1,487)	(688)
Income (loss) before cumulative effect of accounting change	435	(2,633)	1,868	(1,468)	693
Cumulative effect of change in accounting principle(2)	—	—	—	—	(6,819)
Net income (loss)	$435	$(2,633)	$1,868	$(1,468)	$(6,126)
Income (loss) per share:
Basic income (loss) from continuing operations	$0.03	$(0.20)	$0.14	$0.00	$0.11
Diluted income (loss) from continuing operations	0.03	(0.20)	0.13	0.00	0.11
Basic and diluted income (loss) from discontinued operations	—	—	—	(0.11)	(0.06)
Basic and diluted income (loss) from cumulative effect of change in accounting principle	—	—	—	—	(0.53)
Basic earnings (loss) per share	0.03	(0.20)	0.14	(0.11)	(0.48)
Diluted earnings (loss) per share	0.03	(0.20)	0.13	(0.11)	(0.48)
Weighted average shares outstanding—basic	13,620	13,474	13,277	12,946	12,852
Weighted average shares outstanding—diluted	13,747	13,474	14,113	13,452	12,992

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,003	$3,097	$6,022	$2,599	$10,077
Working capital	12,115	15,910	18,260	13,328	18,722
Total assets	54,600	51,462	52,924	51,439	53,357
Long-term debt, less current maturities	6,301	7,165	7,685	7,451	7,778
Total stockholders’ equity	37,390	35,404	37,760	35,558	36,651

(1)          During the fourth quarter of 2003, we discontinued our Annasa and Tamsol operations.

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

OVERVIEW

The year 2006 was a year of substantial change and transition. Significant events included:

•       The employment of a new CEO and COO during the first quarter of the year.

•       The establishment of a new line of credit, with a three-year term, allowing us to borrow up to $10 million depending on the level of accounts receivable and inventory.

•       The establishment of a subsidiary in the United Kingdom, Natrol U.K., to sell our products in the United Kingdom and the European Union.

•       The acquisition of two brands of hair products, Nu Hair and Shen Min.

•       The acquisition of the exclusive patent and trademark rights in the United States related to the Promensil and Trinovin brands of products.

All of these events support the strategy which has been implemented by the new management team.

The key elements of this strategy are to:

•       Control our cost and improve margins;

•       Develop or acquire new products and product lines that can help us capitalize upon our infrastructure;

•       Expand the distribution of our products to new markets, including internationally;

•       Improve the marketing of our products; and

•       Control the cost of doing business in our various channels of trade.

Significant events

New Senior Management Team

During the first quarter of 2006, our Board of Directors appointed Wayne Bos as President and CEO and Craig Cameron as Chief Operating Officer. Concurrently, Mr. Elliott Balbert, former President and CEO assumed new responsibilities as Executive Chairman of the Company.

In connection with his appointment, Mr. Bos was awarded fully vested options to purchase 6,029,500 shares of our common stock with a strike price of $2.282 per share. The strike price was equal to the price of the last reported trade immediately prior to the time our Board determined to grant this option and therefore reflects the fair market value of our common stock at the time of the grant. For a period of three years, Mr. Bos’ ability to sell the majority of the shares he receives upon exercise of these options is restricted, with the restrictions lapsing based upon the stock price reaching defined hurdles. The grant received the approval of shareholders at the Company’s annual shareholders’ meeting in June 2006.

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

We began selling product in late September 2006, and net revenue from the subsidiary amounted to approximately $425,000 in 2006.

Acquisition/Licensing Transactions

Nu Hair and Shen Min Brands.

In October 2006, we purchased the Nu Hair and Shen Min brands from Biotech, including without limitation the brand’s intellectual property rights. Nu Hair products, distributed within the mass market channel, include hair regrowth tablets for men and women, as well as topical products, such as Thinning Hair Serum and Thickening Shampoo. Shen Min products, marketed primarily within the health food channel, consist of a similar line of products.

The purchase price consisted of $5.4 million in cash. We also agreed to make earn out payments to Biotech, depending upon the total amount invoiced to customers of the Nu Hair and Shen Min brands during each of the three-year periods after closing. As part of the acquisition, we also entered into a two-year consulting agreement with Gregory J. Kelly, Biotech’s founder. Under the consulting agreement, we agreed to pay Mr. Kelly $100,000 per year and granted him a non-qualified stock option to purchase 50,000 shares of Natrol common stock at an exercise price of $4.00 per share, vesting quarterly over two years.

Promensil and Trinovin Brands.

In October 2006, we licensed the U.S. rights to the Promensil® and Trinovin® brands from Novogen Limited, and acquired substantially all of the U.S. inventory for the brands. The Promensil® and Trinovin® brands are dietary supplements based on red clover isoflavones that are designed to meet the specific health needs of aging adults.

Summary of Results

As a result of the emphases on margin improvement, cost controls, new product acquisitions, and expanding our distribution, we were able to return to profitability.

Net sales were less in 2006 than in 2005, $65.6 million vs. $67.5 million, primarily due to a fall off in sales from EPI and Prolab.

EPI sales fell $1.6 million. The decline was directly due to the company’s strategy of foregoing unprofitable business. Despite the lower sales volume, EPI produced more gross profit in 2006 than in 2005.

The Prolab business fell nearly $3.3 million in 2006. Approximately two-thirds of this decline was due to a decline in international shipments. This decline is one of the factors that lead us to open a subsidiary in the United Kingdom, Natrol UK. This subsidiary began selling Prolab products to customers in the UK in late September 2006 and sales of Prolab products through this division amounted to approximately $418,000 in 2006. We are working on a strategy to improve Prolab sales.

The declines from EPI and Prolab were partially offset by improved sales of the Natrol brand and $1.5 million of additional sales from the acquired brands and trademarks.

Gross Profit margins improved from 34.7% in 2005 to 43.4% in 2006. The reasons for the margin improvement include better pricing of raw materials, in particular CoQ10, improved production efficiency, changes in our product mix, less scrapped inventory and less return expense.

As a result of these changes and achievements, we recorded four successive profitable quarters and operating income in 2006 of $0.7 million vs. an operating loss of $4.1 million in 2005. Net income amounted to $0.4 million in 2006 vs. a net loss of $2.6 million in 2005.

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

Our accounting and sales staffs regularly monitor historical patterns of returns from individual customers as well as current and ongoing sales to customers and, when information is available, consumer purchases of our products from our customers. We have determined that historical trends with respect to product sales of individual items are not a good barometer of future returns of those items. Excellent historical sales with few returns does not guarantee strong future sales and a low level of future returns. This is due to a number of factors including: changes in consumer demand for individual items; increasing or decreasing competition from industry participants; different levels of periodic support from retail partners; the amount of advertising with which we may be able to support products; and, favorable or unfavorable publicity. Products that sell well at one account may not sell well at another account due to factors that are unique to the particular customer such as: poor vs. excellent product placement on the customer’s shelves, the fact that customers do not carry the same products, the carrying by a customer of more or fewer competitive products, and pricing at the retail level which is controlled by the customer. In order to reduce the amount of subjectivity when analyzing sales trends and reserving for future returns, we perform a detailed analyses of trends at each of our major customers, i.e., those customers who have historically accounted for the bulk of returns. This analysis takes into account sales patterns of individual products at each customer on a customer-by-customer basis as well as inventory levels at the customer, scheduled promotional events, and the probability that items will be discontinued. We believe that this analysis creates appropriate estimates of necessary future reserves. Our use of the term returns throughout this document includes estimates of our liability for damaged and outdated product within our channels of trade. Over the last three years, returns and estimates of return liability were as follows (in thousands):

Description	Balance at Beginning of Year	Charged to Cost and Expense	Deductions		Balance at End of Year
Allowance for Sales Returns:
Year ended December 31, 2004	$1,235	$3,172	$3,340	(1)	$1,067
Year ended December 31, 2005	1,067	4,874	3,664	(1)	2,277
Year ended December 31, 2006	2,277	4,207	3,837	(1)	2,647

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

The total expense charged against sales for returns, damages and outdates in 2006, 2005, and 2004 was $4.2 million, $4.9 million and $3.2 million, respectively.

Impairment of Goodwill.   We have adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill not be amortized. In accordance with the adoption, we identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly.

Goodwill is evaluated for impairment annually, or more frequently if changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. We consider a number of variables including, but not limited to, the market capitalization of the Company, estimates of future earnings and discounted cash flows, third party assessments of the value of the Company and transactions involving the purchase and sale of businesses similar to ours.

Income Taxes.   Deferred income tax assets have been established for future tax benefits related to net operating losses, deductible goodwill for which we have recorded an impairment charge, and, for certain other temporary items, the aggregate benefit of which is approximately $5.9 million. Realization of this benefit is dependent on generating sufficient taxable income in future periods. Although it is not assured, management believes it is more likely than not that the carrying value of this benefit will be realized. The amount of the benefit that is considered realizable, however, could change if estimates of future taxable income are adjusted in future periods.

Inventory.   We monitor inventory and analyze it on a monthly basis. Cycle counts are taken daily to verify inventory levels. In addition, we analyze the movement of items within inventory in an effort to determine the likelihood that inventory will be sold or used before expiration dates are reached. We provide an allowance against that portion of inventory that we believe is unlikely to be sold or used before expiration dates are reached. At December 31, 2006, inventory allowances were approximately $1.0 million.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

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

Net sales in 2006 decreased 2.9% or $1.9 million to $65.6 million from $67.5 million in 2005. Net sales are calculated by subtracting from gross revenue certain expenses such as incentive rebates, shipping damages, and returns. Our expense for returns was $0.7 million less in 2006 than in 2005, amounting to $4.2 million versus $4.9 million in 2005.

The net revenue of Natrol (including Laci Le Beau), EPI, and Prolab changed as follows from 2005 to 2006. Natrol and Prolab sales include sales that were made in the United Kingdom by our UK subsidiary. New product sales include the sales of our branded products that are not sold under the Natrol, Laci LeBeau or Prolab brand names, all of which began after October 20, 2006.

	Years Ended December 31,
	2006	2005
	(in thousands)
Net revenue
Natrol (including Laci Le Beau)	$49,329	$47,720
EPI	3,040	4,676
Prolab	11,785	15,134
New products	1,410	—
Total net revenue	$65,564	$67,530

Sales of the core Natrol brand increased 3.4%. No major new products were launched in 2006. The increase reflects increased sales of Natrol’s core items. The decline in EPI’s net revenue was caused by a strategic decision to focus on more profitable business and not to sell marginally profitable items. Gross margins from the EPI division improved in 2006 relative to 2005.

The decline in Prolab business was caused primarily by a decline in international sales. This trend is one of the reasons we launched a subsidiary in the United Kingdom whose focus is to regain these lost sales. In addition, we recognize that the Prolab line requires additional product innovation and we are working to expand the Prolab line to attract more domestic and international consumers.

During 2006 and 2005, only the Ester-C product category accounted for more than 10% of our net revenue. In 2004, both Ester-C and Carb Intercept each accounted for more than 10% revenue.

Gross Profit.   Gross profit increased 21.4% or $5.0 million to approximately $28.4 as compared to $23.4 million in 2005. Gross profit margin increased to 43.4% from 34.7%. Gross profit margin fluctuates depending upon product mix, the cost of raw materials, labor and overhead as well as the difference between gross revenue and net sales revenue.

The improvement in gross profit and gross profit margin occurred for three reasons:

•       More favorable raw material pricing

•       Increased production efficiency

•       Higher margins from newly acquired products

In 2005, the price of CoQ10 rose sharply, costing us approximately $1.2 million more than it had in 2004. The price of whey also increased in 2005, costing us approximately $1.3 million more than it had in 2004. The price of CoQ10 fell back to the pricing experienced in 2004 and in more recent months has declined even further. The price of whey has not dropped significantly.

In 2006, we benefited from the lower CoQ10 pricing. But, we also worked assiduously with each supplier to obtain better pricing for all of our raw materials.

Also in 2006, our new Chief Operating Officer, in conjunction with the operations staff, set specific goals to improve labor and material efficiency. The goals were to reduce labor per unit as well as to ensure that the least amount of raw material would be wasted within each production run. These efforts delivered meaningful results, which are reflected in the improved gross margins.

Lastly, each acquisition brought us products with higher gross profit margins than the average gross profit margin for the Company as a whole. This helped our margins for the fourth quarter and for the year.

Selling and Marketing Expenses.   Selling and marketing expenses consist primarily of advertising and promotional expenses, costs of distribution, and related payroll expenses and commissions. Selling and marketing expenses decreased by 7.5% or $1.3 million to $16.7 million from $18.0 million in 2005. The decrease was due primarily to less spending on traditional media such as radio and print advertising. In 2005, we heavily promoted the launch of our brainSpeed® products using radio and print advertising.

General and Administrative Expenses.   General and administrative expenses consist primarily of personnel costs related to general management functions, research and development, finance, accounting and information systems, as well as professional fees. General and administrative expenses increased 16.2% or $1.5 million to $11.1 million from slightly more than $9.5 million in 2005.

Approximately $0.6 million of the increase was due to the expensing of stock options due to our adopting of SFAS 123R. Executive payroll was approximately $1.0 million more in 2006 than in 2005. This was due to the employment of Mssrs. Bos and Cameron as well as the fact that for several months during 2006, Mr. Gary DeMello, the Company’s former COO worked in conjunction with his successor, Mr. Cameron. Other general and administrative expenses were comparable to prior years.

Interest Income (Expense), net.   Interest expense was approximately $690,000 in 2006 versus $638,000 in 2005. Interest income was approximately $229,000 in 2006 versus $189,000 in 2005. Interest expense increased in 2006 due to our using the line of credit we established with Wachovia to help us pay for our acquisitions. Interest income increased in 2006 as a result of rising interest rates and the average level of cash on hand during the year.

Income Tax Provision (Benefit).   We recorded income tax expense of approximately $50,000 in 2006 as opposed to an income tax benefit of $1.9 million in 2005. Our effective tax rate was 10.4% in 2006 and 42.1% in 2005. The prime reason for the variance were research and development credits, which lowered our taxes by $183,000 in 2006.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales.   Net sales in 2005 decreased 14.8%, or $11.7 million, to $67.5 million from $79.2 million in 2004. Net sales is calculated by subtracting from gross revenue certain expenses such as incentive rebates, shipping damages, and returns. Gross revenue decreased less than net sales because total deductions from gross revenue were $1.2 million more in 2005 than in 2004. Our return expense in 2005 was $1.7 more than in 2004. This expense was offset in part by reducing other discounts. Off invoice promotional discounts in particular were $0.4 million less in 2005 than in 2004.

The largest relative change in returns came from the CVS, Brooks, and Eckerd drug store chains after the purchase of Eckerd Drug by the CVS and Brooks drug store chains. The returns from this group were $0.9 million higher in 2005 than in 2004.

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

Net sales of the EPI division fell $1.8 million in 2005. During 2005, we continued to de-emphasize the EPI division, a process that began in 2004. During 2004, we ended our supply relationships with ConAgra (NYSE: CAG), which had been supplying us garlic and vegetable powders, and with Larex, which had been supplying us with arabinogalactan. Furthermore, in 2005, we re-examined the profitability of all contract-manufacturing customers and made the decision to stop producing items that did not deliver minimum profit levels. Although revenue has declined, the net contribution of the EPI division has improved due to higher margins on the remaining business and lower expenses to maintain the business that we now have.

Prolab sales fell nearly $3.0 million in 2005. A key factor was our Canadian distributor whose sales in 2005 declined $1.5 million when compared to 2004. During the year, we worked to resolve issues with this distributor as they relate to contractual minimum purchases, pricing, and strategies for building the Prolab brand. The issues were not resolved to what we believe are our best interests and as a result, we limited our business with this distributor. We are contractually prevented from using a different distributor in Canada (outside of Quebec) until September 2007. We believe that despite the immediate problems this presents in terms of gross sales and net income, our long term prospects in Canada are better if we sell directly in Canada or find another distributor who is willing to build the Prolab brand in a manner we believe is appropriate.

We believe that an additional reason for the decline in Prolab sales was the high cost of product to consumers. The price of whey-based products increased 26% during 2005 forcing us to implement two price increases. The price increases did not make up for the lost margin to us. Even so, consumers purchased less from us in response to the price increases they received.

Gross Profit.   Gross profit decreased 27.8% or $9.0 million to $23.4 as compared to $32.4 million in 2004. Gross margin decreased to 34.7% from 40.9%. Had the gross profit margin remained 40.9% in 2005, our gross profit would have fallen $4.8 million due to the lower volume of sales.

An important factor in the $9.0 million drop in gross profit is the high cost of two important raw materials in 2005, CoQ10 and whey. CoQ10 accounts for a little more than 6% of our sales volume and whey products account for a little more than 11% of our sales volume. The average price of CoQ10 in 2005 was approximately 68% higher than it was in 2004, which resulted in our spending approximately $1.2 million more than we would have if the pricing of CoQ10 had remained at 2004 levels. We were unable to pass much of this cost to consumers via price increases. Similarly, whey product pricing increased 26% which cost us approximately $1.3 million relative to 2004 and as with CoQ10, very little of the extra cost could be passed on to consumersAnother significant issue was the sharp decline in Carb Intercept sales, which had the additional impact of making previously good raw material and finished goods inventory obsolete because the product would expire before it could be used or sold. This problem caused us to write down inventory by approximately $690,000, reducing our gross profit.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had working capital of $12.1 million, as compared to $15.9 million in working capital at December 31, 2005.

Operating Activities

In 2006, operating activities provided $0.3 million of cash as opposed to 2005 when operating activities used $2.2 million of cash. Operating activities provided $1.7 million of cash in 2004.

In 2006, net income of $0.4 million and a $2.1 million net change in non cash charges, which had the effect of providing cash, were partially offset by a $2.2 million net change in operating assets and liabilities which used cash.

Non-cash charges had the effect of providing cash due to $1.4 million of depreciation and approximately $0.6 million of option expenses, as well as a small amount of foreign currency translation and shares issued for services, which were partially offset by small changes in the allowance for bad debts and deferred income taxes.

Changes in operating assets and liabilities used cash due to a $1.6 million decrease in accounts payable, a $1.0 million increase in prepaid expenses and a $0.3 million decrease in accrued expenses, offset by a decrease in accounts receivable of $0.3 million, an increase in accrued payroll of $0.4 million and a small decrease in our income tax receivable.

At December 31, 2006, the number of days sales outstanding in trade receivables was approximately 36 days versus 37 days and 32 days in 2005 and 2004, respectively.

Investing Activities

Net cash used in investing activities was approximately $6.0 million in 2006 versus $0.5 million used in 2005 and net cash provided by investing activities of approximately $0.9 million in 2004. We invested approximately $0.3 in plant and equipment in 2006. We sold property in Connecticut that formally housed Prolab and this provided approximately $0.8 million. We invested approximately $5.3 million to purchase the NuHair and Shen Min trademarks and $0.4 million to acquire the trademark rights to Promensil and Trinoven in the United States. This $5.7 million investment is recorded as Trademarks on our balance sheet. These acquisitions used cash. We also invested $0.4 million to acquire certain rights associated with the patents that relate to the Promensil and Trinoven products in the United States. These rights are being amortized over the life remaining life of the patents which is approximately six years. This investment, as well as $0.3 million that was invested to secure our debt facility, used cash.

Financing Activities

Financing activities provided $3.6 million in 2006, used $0.2 million in 2005 and provided $0.7 million in 2004. In 2006, we entered into our line of credit with Wachovia and, as of the end of the year, we had borrowed $3.7 million under the line. The cash was used to finance our acquisitions and to pay off part of our long-term debt. We repaid approximately $1.0 million of our long-term debt during the year which used cash. The sale of stock to employees who participated in our Employee Stock Purchase program, or to employees or board members who exercised stock options provided approximately $0.9 million of cash.

Long Term Debt

As of December 31, 2006, we had $10.4 million in outstanding debt versus $8.2 million at the end of 2005. The debt at the end of 2006 included $3.7 million of debt related to our line of credit and $6.7 million of mortgage debt secured by our buildings.

In August 2006, we entered into a loan and security agreement with Wachovia Capital Finance (Western), as agent, the lenders party thereto, Prolab Nutrition, our wholly owned subsidiary, and certain of our other subsidiaries, as guarantors. The loan agreement provides for a three-year secured revolving credit facility of up to $10 million. Borrowings under the facility will be used for ongoing outstanding working capital purposes and certain future acquisitions. At March 6, 2007, we had $3.3 million of borrowings under the facility.

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

Our cash balance at the close of 2006 was approximately $1.0 as opposed to approximately $3.1 million at the end of 2005.

We believe that our line of credit, combined with our operating cash flows should be sufficient to fund our anticipated working capital needs and planned capital expenditures for the next 12 months. If we do not meet our operating plan we may need additional borrowings to fund working capital needs.

However, our business strategy includes making acquisitions. In order to meet our liquidity needs, we may be required to incur additional indebtedness or to issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. The failure to raise the funds necessary to finance our future cash requirements or to consummate future acquisitions could adversely affect our ability to pursue our business strategy and could negatively affect our operations in future periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As we do not issue or expect to issue hybrid financial instruments, we do not believe that the adoption of FASB No. 155 will have a material impact on our consolidated financial statements.

The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not determined the effect, if any, the adoption of FIN 48 will have on our consolidated financial statements.

On June 28, 2006 the Board of the FASB ratified the conclusion reached by the EITF and contained therein in Issue No. 06-03. The Task Force reached a conclusion that the presentation of taxes on either a gross or net basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. Currently, the Company presents its sales tax liability on a net basis. Sales are not grossed up with the attendant taxes deducted as a separate line item. The EITF becomes effective for interim and annual reporting periods beginning after December 15, 2006. At such time, the Company will disclose this matter in its accounting policies.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement SFAS No. 157 (“FAS 157”), “ Fair Value Measurements ,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of FAS 157, but does not expect the adoption of FAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

We periodically review new accounting standards that are issued from time to time. Although some of these accounting standards may be applicable to us, we have not identified any other new standards that we believe merit further discussion, and we expect that none would have a significant impact on our consolidated financial statements.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table discloses our obligations and commitments to make future payments under contractual obligations at December 31, 2006.

	Payment Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	Thereafter
	(in thousands)
Note payable	$6,715	$414	$934	$1,098	$4,269
Interest on notes payable	3,765	536	966	802	1,461
Leases	188	89	89	10	0
Total	$10,668	$1,039	$1,989	$1,910	$5,730

On February 1, 2007, we began to lease part of our shipping facility and future minimum lease payments due to us according to the lease are (in thousands):

2007	$310
2008	412
2009	430
2010	443
2011	456
Total	$2,051

IMPACT OF INFLATION

Generally, inflation has not had a material impact on our historical operations or profitability. In recent years, inflation has been modest. The competitive environment somewhat limits our ability to recover higher costs resulting from inflation by raising prices. We seek to mitigate the adverse effects of inflation primarily through improved productivity and cost containment programs. We do not believe that inflation has had a material impact on our results of operations for the periods presented.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risks is limited to interest rate risks. The risks related to foreign currency exchange rates are immaterial and we do not use derivative financial instruments.

We are subject to interest rate market risk associated with our bank debt. Even so, we do not believe the risk associated with such borrowing is significant. At December 31, 2006, our debt consisted of our line of credit, with an outstanding balance of $3.7 million and long-term mortgage debt on our properties which was comprised of two fixed rate notes with a total principal balance of approximately $6.7 million collateralized by our headquarters building and our shipping facility. The table below presents principal cash flows and related interest rates by fiscal year of maturity.

	Expected Year of Maturity
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value December 31, 2006(1)
	(in thousands)
Notes payable(2)	$414	$448	$486	$527	$571	$4,269	$6,715	$7,015

(1)          Our estimate of the fair value of our notes payable was based on an analysis of current market interest rates.

(2)          The weighted average interest rate for all years presented is 8.0%.

ITEM 8.                Financial Statements And Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Natrol, Inc. and its Subsidiaries

We have audited the accompanying consolidated balance sheets of Natrol, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natrol, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

/s/ STONEFIELD JOSEPHSON, INC.
CERTIFIED PUBLIC ACCOUNTANTS
Los Angeles, California
March 29, 2007

Natrol, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,003	$3,097
Accounts receivable, net of allowances of $181 and $247 at December 31, 2006 and 2005, respectively	6,485	6,723
Inventory	11,788	11,797
Income taxes receivable	375	439
Deferred income taxes	1,630	2,021
Prepaid expenses and other current assets	1,743	726
Total current assets	23,024	24,803
Property and equipment:
Building and improvements	14,953	14,930
Machinery and equipment	5,757	5,754
Furniture and office equipment	3,013	2,900
	23,723	23,584
Accumulated depreciation and amortization	(9,912)	(8,684)
Property and equipment, net	13,811	14,900
Property held for sale, net	—	761
Restricted cash	5,000	5,000
Deferred income taxes	4,265	3,905
Goodwill, net of accumulated amortization and impairment charge of $37,381	2,026	2,026
Trademarks	5,730	—
Other assets	744	67
Total assets	$54,600	$51,462
Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$3,694	$—
Accounts payable	3,058	4,647
Accrued expenses	2,558	2,888
Accrued payroll and related liabilities	1,185	826
Current portion of long-term debt	414	532
Total current liabilities	10,909	8,893
Long-term debt, less current portion	6,301	7,165
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value of $0.01 per share:
Authorized shares—2,000,000; Issued and outstanding shares—none	—	—
Common stock, par value of $0.01 per share:
Authorized shares—50,000,000
Issued and outstanding shares—14,116,148 and 13,535,837 at December 31, 2006 and 2005, respectively	141	135
Additional paid-in capital	61,638	60,113
Accumulated deficit	(24,409)	(24,844)
Accumulated other comprehensive income	20	—
Total stockholders’ equity	37,390	35,404
Total liabilities and stockholders’ equity	$54,600	$51,462

See notes to consolidated financial statements.

Natrol, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2006	2005	2004
Net sales	$65,564	$67,530	$79,269
Cost of goods sold	37,131	44,107	46,820
Gross profit	28,433	23,423	32,449
Selling and marketing expenses	16,655	18,000	19,560
General and administrative expenses	11,065	9,525	9,348
Total operating expenses	27,720	27,525	28,908
Operating income (loss)	713	(4,102)	3,541
Gain on sale of property	230	—	—
Interest income	229	189	101
Interest expense	(690)	(638)	(630)
Income (loss) before income taxes	482	(4,551)	3,012
Income tax provision (benefit)	47	(1,918)	1,144
Net income (loss)	$435	$(2,633)	$1,868
Basic income (loss) per share:
Income (loss) per share	$0.03	$(0.20)	$0.14
Diluted income (loss) per share:
Income (loss) per share	$0.03	$(0.20)	$0.13
Weighted-average shares outstanding:
Basic	13,619,783	13,473,647	13,276,618
Diluted	13,746,670	13,473,647	14,112,965

See notes to consolidated financial statements.

Natrol, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional Paid-In	Retained Earnings (accumulated	Comprehensive
	Shares	Amount	Capital	deficit)	Income	Totals
Balance, January 1, 2004	13,132,409	$131	$59,506	$(24,079)	$—	$35,558
Exercise of stock options	192,638	2	249	—	—	251
Shares issued in exchange for services	562	—	2	—	—	2
Issuance of common stock under employee stock purchase plan	34,419	—	81	—	—	81
Net income	—	—	—	1,868	—	1,868
Balance, December 31, 2004	13,360,028	133	59,838	(22,211)	—	37,760
Exercise of stock options	147,276	2	201	—	—	203
Issuance of common stock under employee stock purchase plan	28,533	—	74	—	—	74
Net loss	—	—	—	(2,633)	—	(2,633)
Balance, December 31, 2005	13,535,837	135	60,113	(24,844)	—	35,404
Exercise of stock options	542,563	6	858	—	—	864
Shares issued in exchange for services	15,000	—	32	—	—	32
Issuance of common stock under employee stock purchase plan	22,748	—	35	—	—	35
Expensing of options per adoption of SFAS 123(R)	—	—	600	—	—	600
Change in comprehensive income	—	—	—	—	20	20
Net income	—	—	—	435	—	435
Balance, December 31, 2006	14,116,148	$141	$61,638	$(24,409)	$20	$37,390

See notes to consolidated financial statements.

Natrol, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31
	2006	2005	2004
Operating activities
Net income (loss)	$435	$(2,633)	$1,868
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Change in net assets of discontinued operations	—	—	35
Depreciation and amortization	1430	1,341	1,277
Foreign currency translation	20	—	—
Provision for bad debts	(66)	(174)	(223)
Deferred income taxes	51	(1,483)	570
Shares issued for services	32	—	2
Option expenses	600	—	—
Changes in operating assets and liabilities:
Accounts receivable	304	881	490
Inventory	9	(2,075)	(670)
Income taxes receivable/payable	65	517	(607)
Prepaid expenses and other current assets	(1,017)	69	121
Accounts payable	(1,589)	1,743	(2,697)
Accrued expenses	(330)	405	751
Accrued payroll and related liabilities	359	(763)	817
Net cash provided by (used in) operating activities	283	(2,172)	1,734
Investing activities
Purchases of property and equipment	(301)	(691)	(920)
Sale of property	761	—	—
Reduction of goodwill arising from Prolab settlement	—	—	2,000
Acquisition of trademarks	(5,730)	—	—
Other assets	(718)	151	(135)
Net cash provided by (used in) investing activities	(5,988)	(540)	945
Financing activities
Proceeds from line of credit	3,694	—	—
Proceeds from issuance of long-term debt	—	—	750
Repayments on long-term debt	(982)	(490)	(338)
Proceeds from issuance of common stock	899	277	332
Net cash provided by (used in) provided by financing activities	3,611	(213)	744
Net increase (decrease) in cash and cash equivalents	(2,094)	(2,925)	3,423
Cash and cash equivalents, beginning of year	3,097	6,022	2,599
Cash and cash equivalents, end of year	$1,003	$3,097	$6,022
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$692	$637	$630
Income taxes	106	173	1,174

See notes to consolidated financial statements.

Natrol, Inc.
Notes to Consolidated Financial Statements

1. Business and Summary of Significant Accounting Policies

Description of Business

Natrol, Inc. and subsidiaries (collectively, the “Company”) manufactures and markets branded, high-quality dietary supplement products under the branded labels, Natrol, Laci Le Beau, Nu Hair, Shen Min, Promensil, Trinovin and Prolab. Our core brands market vitamins, minerals, hormonal and herbal supplements, herbal teas, specialty combination formulations and sports nutrition products. We sell our products through multiple channels of distribution that reach consumers through mass-market retailers, health food stores, fitness centers, the Internet, catalogues and other points of distribution in the United States and selected foreign countries.

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

Significant Risks and Uncertainties

Product returns are a recurring part of our business. Estimating product returns requires significant management judgment. Products may be returned for various reasons including expiration dates or lack of sufficient sales. During 2006, our expense for returns and reimbursements for damages and outdated products amounted to 5.5% of gross shipments, a decrease from the 6.2% of gross shipments experienced in 2005 but above the 3.5% experienced in 2004. In past years, the rate of returns has been considerably higher. There is no guarantee that future returns will not increase to, or exceed, the levels experienced in the past. Furthermore, the possibility exists that should we lose a major account, we may agree to accept a substantial amount of returns.

We monitor our inventory and analyze it on a regular basis. Cycle counts are taken daily to verify inventory levels. In addition, we analyze the movement of items within our inventory in an effort to determine the likelihood that inventory will be sold or used before expiration dates are reached. We provide an allowance against that portion of inventory that we believe is unlikely to be sold or used before expiration dates are reached. At December 31, 2006, inventory allowances were approximately $1.0 million.

Cash

The Company’s cash was held in four banks at December 31, 2006 and, as a result of this, the Company does not believe it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three-to-ten years for furniture, machinery and equipment. Buildings are depreciated over forty years, and improvements are depreciated over periods ranging from five-to-forty years, using the straight-line method. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease terms. Depreciation expense in the years ended December 31, 2006, 2005 and 2004 amounted to $1,389, $1,338, and $1,277, respectively.

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

Goodwill

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations entered into after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 requires that goodwill not be amortized, but be tested for impairment at least annually. We adopted SFAS No. 142 on January 1, 2002. We performed our annual impairment test as of December 31 for each of the years presented and concluded that goodwill was not impaired. As part of our impairment test, we considered a number of variables including, but not limited to, the market capitalization of the Company, estimates of future earnings and discounted cash flows, third party assessments of the value of the Company and transactions involving the purchase and sale of businesses similar to ours.

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

Advertising Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotional costs were (in thousands) $5,531, $7,073, and $6,122 for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are exclusive of brochure and public relations expenses, as well as promotional and other costs that are netted against sales revenue.

Research and Development Costs

Our research and development costs are expensed as incurred and were (in thousands) $891, $964 and $752 for the years ended December 31, 2006, 2005 and 2004, respectively.

Shipping and Handling Costs

We record all amounts charged to customers for shipping and handling as revenue. All shipping and fulfillment costs are classified as selling and marketing expenses and were (in thousands) $3,353, $3,340 and $3,432 for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock-Based Compensation

Through the end of 2005, the Company measured compensation for stock-based incentive programs utilizing the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, the Company did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company disclosed the pro forma net income per share as if the fair value-based method had been applied in measuring compensation expense for stock-based incentive awards. No stock-based compensation cost was recognized in the Consolidated Statement of Operations for the years prior to 2006, as all unvested options granted had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant.

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

In 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective-transition method, as prescribed by SFAS 123R. Under the transition method, compensation cost recognized for the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated.

During the year ended December 31, 2006, the Company granted options to purchase 7,454,499 shares of common stock. Of the 7,454,499 shares, 6,029,500 options were granted to Wayne M. Bos upon his appointment as the Company’s CEO and President. This option award was approved by the stockholders of the Company at its 2006 annual meeting of stockholders. The remaining 1,424,999 options were granted to other employees and directors. The options granted to Mr. Bos have certain service and performance conditions which were discussed in the Company’s proxy statement for the 2006 annual meeting of stockholders. These options were fully vested upon grant, and we recognized a related expense of $0.3 million during the first quarter of 2006. During the year ended December 31, 2006 we recorded a total expense of approximately $0.6 million as a result of the adoption of SFAS 123R.

The effect of the change in applying the original provisions of SFAS 123 resulted in lowering operating income, income before taxes, net income and basic and diluted earnings per share as follows:

	Year Ended
	December 31, 2006
	As per SFAS 123R	Change to 2006 results
Operating income	$713	$(600)
Income before provision for income taxes	482	(600)
Net income	435	(538)
Net income per share:
Basic	.03	(.04)
Diluted	.03	(.04)

The following table illustrates the effect on the operating results and income (loss) per share if SFAS 123(R) had been in effect for the years ended December 31, 2005 and 2004.

	The years ended
	December, 31
	2005	2004
Income (loss) from operations	$(2,633)	$1,868
Total stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax benefits (“Stock Compensation”)	(38)	(53)
Net profit (loss)—pro forma	$(2,671)	$1,815
Net loss per share:
Basic—as reported	$(0.20)	$0.13
Basic—pro forma	(0.20)	0.13
Diluted—as reported	(0.20)	0.13
Diluted—pro forma	(0.20)	0.13

The Company used a Monte Carlo method to simulate stock price paths over the term of the 6,029,500 options awarded to Mr. Bos. All other options were valued using a Black-Sholes model. The Monte Carlo method, which is one acceptable valuation method per SFAS 123R, was used due to many factors which make utilizing a Black-Sholes model inappropriate for a block of options of this magnitude. These factors include but are not limited to the size of the grant in relation to the total shares outstanding, the trading volume of the Company’s stock and the holder’s ability to resell the shares, and the control factor, which the size of the grant implies. The Company used the services of a well-credentialed group of valuation experts to perform the valuation of Mr. Bos’ options. This group developed multiple scenarios including continuing operation and sale scenarios, to assess the potential to create shareholder value over the term of the options. The resulting Monte Carlo analysis gave rise to a range of fair values for which the mean amount was utilized in valuing the options for Mr. Bos.

All other stock options were valued using a Black-Sholes model. Under SFAS 123R, the Company will continue to utilize the Black-Sholes model to estimate the fair market value related to stock options after January 1, 2006, unless such method is clearly inappropriate for a significant block of stock options, such as were granted to Mr. Bos. The Company’s assessment of the estimated compensation charges for these other stock options is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to the Company’s stock price volatility and expected employee stock option behavior.

The following summarizes the Company’s stock option activity for the 12 months ended December 31, 2006.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Number of option shares:
Outstanding at January 1, 2006	2,310,820	$3.13
Granted	7,454,999	2.28
Exercised	542,563	1.59
Canceled or expired	605,000	5.56
Outstanding at December 31, 2006	8,618,256	$2.32	4.71	$0.0
Exercisable at September 30, 2006	7,386,682	$2.27	4.31	$0.0

The following summarizes the fair value of the Company’s stock options for the 12 months ended December 2006.

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2006	99,501	$1.48
Granted	7,454,999	0.21
Vested	6,322,926	0.09
Nonvested at December 31, 2006	1,231,574	$0.91

The total fair value of the nonvested options as of December 31, 2006 was $1,115,779.

The Black-Sholes option-pricing model is used by the Company to determine the weighted average fair value of stock options except for the Wayne Bos stock options. The fair value of stock options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Years Ended December 31,
	2006	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	59.9	63.0	64.6
Risk free interest rate	5.0%	3.9%	3.6%
Expected life of options	4 years	5 years	5 years

These assumptions resulted in weighted-average fair values of $0.21, $1.54 and $1.66 for each stock option granted in 2006, 2005 and 2004, respectively.

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

Stock options to purchase 8,618,256, 2,310,820, and 2,442,000 shares of common stock at December 31, 2006, 2005 and 2004, respectively, were outstanding and of these shares, 7,749,999, 2,310,820, and 520,000 were respectively considered anti-dilutive.

Fair Value of Financial Instruments

The carrying value of certain financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximates fair market value based on their short-term nature. The fair value of the our long-term notes payable is estimated using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of long-term notes payable exceeded the carrying value by approximately $0.3 million at December 31, 2006.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash and accounts receivable. We believe our exposure as it relates to cash is limited due to the fact that the cash we have is placed with several banks, each of which has a strong financial position. Significant portions of our sales are made directly to mass merchandisers and national retailers. Due to the increased volume of sales to these channels, we have experienced an increased concentration of credit risk, and as a result, may at anytime have individually significant receivable balances with such mass merchandisers and national retailers. While we monitor and manage this risk, financial difficulties on the part of one or more major customers may have a material adverse effect. We perform ongoing credit evaluations of customers and maintain an allowance for potential credit losses.

Two of our customers represented more than 10% of net sales for the year ended December 31, 2006. The lead customer represented 11.4% of net sales and the second customer represented 10.9% of net sales. For the year ended December 31, 2005 only one customer, representing 12.8% of net sales, accounted for more than 10% of net sales and no customer represented more than 10% of net sales in 2004.

One account represented more than 10% of our accounts receivable at December 31, 2006. Two accounts represented more than 10% of our net accounts receivable as of December 31, 2005.

Recently Issued Accounting Standards

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As we do not issue or expect to issue hybrid financial instruments, we do not believe that the adoption of FASB No. 155 will have a material impact on our consolidated financial statements.

The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not determined the effect, if any, the adoption of FIN 48 will have on our consolidated financial statements.

On June 28, 2006 the Board of the FASB ratified the conclusion reached by the EITF and contained therein in Issue No. 06-03. The Task Force reached a conclusion that the presentation of taxes on either a gross or net basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. Currently, the Company presents its sales tax liability on a net basis. Sales are not grossed up with the attendant taxes deducted as a separate line item. The EITF becomes effective for interim and annual reporting periods beginning after December 15, 2006. At such time, the Company will disclose this matter in its accounting policies.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement SFAS No. 157 (“FAS 157”), “ Fair Value Measurements ,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of FAS 157, but does not expect the adoption of FAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

2. Inventory

Inventory consists of the following:

	December 31,
	2006	2005
	(in thousands)
Raw material and packaging supplies	$6,778	$7,547
Finished goods	5,010	4,250
	$11,788	$11,797

One of our suppliers accounted for more than 10% of our inventory purchases in 2006. The loss of this supplier could have a material adverse effect on our ability to produce and sell goods. We do not have a long-term supply agreement with this supplier.

3. Trademarks

In October 2006, we acquired the NuHair and Shen Min brands of hair products from Biotech, International Corporation. The majority of the assets acquired were the NuHair and Shen Min trademarks for which we paid approximately $5.4 million. In accordance with FASB Statement No. 142 Goodwill and Other Intangible Asset, we have made the judgment that the trademarks/brand names acquired initially have an indefinite life and as such should not be amortized. Instead the intangible asset acquired should be tested for impairment annually and the Company will be performing an impairment during the fourth quarter of each year or at any other time at which it deems the trademarks may be impaired.

In October 2006, we also licensed certain trademark and patent rights related to the Promensil and Trinoven Brands from Novogen Limited (Nasdaq:NVGN). Of the amount paid, $425,000 was classified as trademarks which, as with the Nu Hair and Shen Min trademarks, is not being amortized but will be tested for impairment annually. Another $425,000 of the consideration paid was classified as patents and is being amortized over the remaining six-year life of the patent rights that were acquired.

4.   Financing

During 1999, we entered into two mortgage notes payable in the aggregate amount of approximately $8,900,000, collateralized by our facilities. These notes are payable in monthly installments of approximately $74,000 in the aggregate, including interest ranging from 7.75% to 8.32%, maturing in 2014 and 2019. As of December 31, 2006 the principal balance of these notes amounted to approximately $6.7 million.

In August 2006, we entered into a loan and security agreement with Wachovia Capital Finance (Western), a subsidiary of Wachovia Bank, N.A. The loan agreement provides for a three-year secured revolving credit facility of up to $10 million. Borrowings under the facility may be used for ongoing working capital purposes and certain future acquisitions.

The interest rate on borrowings under the credit facility is equal to: (1) agent’s publicly announced prime rate for prime rate loans or (2) 2.25% plus the applicable Eurodollar rate for any Eurodollar rate loans. Interest is payable monthly in arrears, not later than the first day of each calendar month. Our interest rate on December 31, 2006 was 8.25%.

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

At December 31, 2006, we had borrowings of approximately $3.7 million under this line of credit.

Future maturities of long-term mortgage debt at December 31, 2006 are as follows (in thousands):

2007	$414
2008	448
2009	486
2010	527
2011	571
Thereafter	4,269
Total	$6,715

5. Income Taxes

The income tax (benefit) provision consists of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$—	$(402)	$540
State	—	(32)	34
Total current	—	(434)	574
Deferred	47	(1,484)	570
Total income taxes (benefit)	$47	$(1,918)	$1,144

The difference between actual income tax provision (benefit) and the amount computed using the U.S. federal statutory income tax rate is as follows (in thousands):

	2006	2005	2004
Statutory rate applied to income (loss) from operations	$164	$(1,547)	$1,008
State tax provision	40	(172)	115
Other	(157)	(199)	21
Income tax provision from continuing operations	$47	$(1,918)	$1,144

The significant components of our deferred income tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Deferred income tax assets:
Accounts receivable allowances	$72	$98	$167
Inventory	291	883	573
Accrued liabilities	1,187	1,235	838
Goodwill impairment	2,435	2,808	3,191
Net operating loss carryforward	1,811	1,317	—
Foreign deferred tax asset	37	—	—
Other	470	—	107
	6,303	6,341	4,876
Deferred tax income liabilities:
Federal effect of state taxes	(292)	(282)	(223)
Depreciation	(116)	(133)	(211)
Net deferred tax assets	$5,895	$5,926	$4,442

As of December 31, 2006 and 2005 the Company had net operating loss carryforwards of approximately $4,791 for federal and $4,628 for state and $3,333 for federal and $3,171 for state respectively, which begin to expire in the years 2025 and 2016. Furthermore the Company has approximately $193,000 of federal research and development credit carryovers.

6. Stockholders’ Equity

Stock Repurchase Program

In 2000, the Board of Directors authorized a stock repurchase program for our common stock. Under the stock repurchase program, we can effect common stock repurchases from time to time up to an aggregate of $10,000,000. The stock repurchase program does not have an expiration date. No such repurchases were made in 2006 or 2005.

Stock Options

During 2006, our 1996 Stock Option and Grant Plan expired. At the annual shareholders meeting in June 2006, the shareholders approved our 2006 Stock Option and Grant plan, (the “Plan”). Under the plan, the Board of Directors is authorized to grant incentive stock options or non-qualified stock options. Incentive stock options may be granted only to employees and directors. Non-qualified stock options may be granted to officers and employees as well as to non-employees. As of December 31, 2006, the number of shares available to be issued under the Plan is 3,292,547 shares. The plan contains an evergreen provision, which increases the number of shares available on June 30th and December 31st of each year. The number of shares added to the amount of options available equals 15% of the number of shares issued during the prior six months. The maximum number of shares that may be available at any time is 3,970,500. All options granted under the Plan have been made at prices not less than the fair market value of the stock at the date of grant. Generally, the options granted under the Plan vest over three-to-five years. Options granted under the Plan have a term of not more than 10 years.

A summary of our stock option activity and related information is as follows (in thousands, except per share data):

	Number of Options (000’s)	Weighted-Average Exercise Price Per Share	Exercise Price Per Share
Outstanding at December 31, 2003	2,949	$2.89	$1.10—$13.00
Granted	90	2.84	2.67—3.04
Forfeited	(405)	3.35	1.10—6.03
Exercised	(192)	1.30	1.15—1.50
Outstanding at December 31, 2004	2,442	3.07	1.10—13.00
Granted	65	2.72	1.74—3.09
Forfeited	(49)	5.16	1.32—10.40
Exercised	(147)	1.38	1.10—1.94
Outstanding at December 31, 2005	2,311	3.13	1.10—13.00
Granted	7,455	2.28	1.61—4.00
Forfeited	(605)	5.56	1.45—10.40
Exercised	(543)	1.59	1.15—1.94
Outstanding at December 31, 2006	8,618	2.32	1.25—13.00

At December 31, 2006, 3,292,547 shares were available for future grant. The weighted-average remaining contractual life for the outstanding options in years was 4.71, 4.84, and 5.57 at December 31, 2006, 2005 and 2004, respectively.

	Options Outstanding
	Weighted Average Outstanding			Weighted Average Exercisable
Range of Exercise Prices	Number Outstanding (000’s)	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Exercisable (000’s)	Weighted Average Exercise Price
$1.25—$2.00	1,268	4.93	$1.76	893	$1.69
$2.01—$3.00	7,125	4.70	2.57	6,335	2.29
$3.01—$13.00	225	3.86	6.37	159	7.45
Total	8,618	4.71	2.32	7,387	2.27

7. Commitments and Contingencies

We lease some equipment under noncancelable operating leases that expire in various years through 2006. Rent expense under operating leases totaled approximately $134,000, $160,000, and $162,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments under noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 2006 (in thousands):

2007	$89
2008	50
2009	39
2010	10
2011	—
Total minimum lease payments	$188

We lease part of our shipping facility and future minimum lease payments due to us are (in thousands):

2007	$373
2008	406
2009	406
2010	406
2011	406
Total	$1,997

Acquisition commitments

Consideration for the acquisition of the NuHair and Shen Min brands includes potential incentive payments based upon the net amount of invoiced sales of the NuHair and Shen Min products during each of the three years after the anniversary date of the acquisition of the brands which occurred in October 2006. With respect to Year 1, the Seller will be paid $1.00 (one dollar) for every dollar of net invoiced sales above $7.6 million. The potential payment for sales that occur in year one may not exceed $2.0 million. During Year 2, the Seller will earn 15% of amount by which net invoiced sales exceed $11.4 million. During Year 3, the Seller will earn 15% of the amount by which net invoiced sales exceed $13.68 million.

Consideration for the acquisition of the U.S. rights to the Promensil and Trinoven brands include a royalty on net sales revenue that exceeds $2.0 million. During the first year after the anniversary of the acquisition, the Seller will earn a royalty equal to 5.0% of net sales above $2.0 million but below $3.0 million and a royalty equal to 7.5% of net sales above $3.0 million. After the first anniversary period, the Seller will earn a royalty equal to 2% of net sales above $2.0 million but below $3.0 million and a royalty equal to 3.0% of net sales above $3.0 million.

8. Employee Benefits Plans

We have a profit sharing 401(k) plan that covers substantially all of our employees. Eligible employees may contribute up to the maximum allowed under law. Contributions are discretionary. However, we generally match 10.0% of the employees’ contributions up to the maximum of 1.0% of eligible compensation. Amounts recognized as expense were approximately $30,343, $22,000, and $33,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

In 1998, the Board of Directors approved the Natrol, Inc. Employee Stock Purchase Plan (ESPP), which allowed substantially all employees to purchase shares of our common stock, through payroll deductions, at 85.0% of the fair market value of the shares at the beginning or end of each of two annual offering periods, whichever is lower. This plan was cancelled by the Board of Directors as of the end of the last offering period of 2006. We expense two thirds of the 15.0% discount given to employees under the plan. For the year ended December 31, 2006, 22,748 shares were issued at prices ranging from $1.52 to $1.55. For the year ended December 31, 2005, 28,533 shares were issued at prices ranging from $1.36 to $2.39. For the year ended December 31, 2004, 34,419 shares were issued at $2.33 per share.

In 2006, 2005 and 2004, we adopted a bonus program for certain employees. The bonuses granted are dependent upon a formula based on corporate profits before taxes and interest. We awarded approximately $134,000 in bonus compensation under the 2006 bonus plan. No bonus payments were issued to employees under the plan in 2005. The amount of bonus expensed in 2004 relative to this plan was approximately $600,000.

9. Impairment of Goodwill

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

During March 2004, we settled litigation with the former owners of Prolab Nutrition, Inc. We received $2.0 million in cash, which was reflected in the financial statements as a reduction of goodwill. We determined that this was the proper accounting for the settlement because the sellers did not deliver a key asset in the condition warranted, which was a clear and direct link to the purchase price, and accordingly resulted in a purchase price adjustment reducing goodwill.

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

10. Selected Quarterly Financial Data (unaudited)

	2006 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Net sales	$16,923	$16,587	$15,660	$16,393
Gross profit	6,894	7,193	6,688	7,657
Net income	73	100	40	222
Basic and diluted income per share:
Basic income per share	$0.01	$0.01	$0.00	$0.02
Diluted income per share	0.01	0.01	0.00	0.02

	2005 Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
Net sales	$17,669	$19,604	$15,390	$14,867
Gross profit	6,265	7,528	5,506	4,125
Net income	(592)	291	(742)	(1,590)
Basic and diluted income per share:
Basic income per share	$(0.04)	$0.02	$(0.05)	$(0.12)
Diluted income per share	(0.04)	0.02	(0.05)	(0.12)

Natrol, Inc. and Subsidiaries Schedule II—Valuation and Qualifying Accounts Years Ended December 31, 2006, 2005 and 2004

Description	Balance at Beginning of Year	Charged to Cost and Expense	Deductions		Balance at End of Year
Allowance for Doubtful Accounts:
Year ended December 31, 2004	$635	$(223)	$(9)		$421
Year ended December 31, 2005	421	147	321		247
Year ended December 31, 2006	247	(19)	47		181
Allowance for Sales Returns:
Year ended December 31, 2004	$1,235	$3,172	$3,340	(1)	$1,067
Year ended December 31, 2005	1,067	4,874	3,664	(1)	2,277
Year ended December 31, 2006	2,277	4,207	3,837	(1)	2,647

(1)          Represents actual returns of goods

ITEM 9.                CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.                Controls and Procedures

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

Item 9B.               Other Information

None.

PART III

Information required under Part III (Items 10, 11, 12, 13, and 14 other than the information required by Item 201(d) of Regulation S-K for Item 12) is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC within 120 days after the year covered by this Form 10-K with respect to its Annual Meeting of Stockholders to be held in June 2007.

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

See the information set forth in the sections entitled “Proposal No.1—Election of Directors,” “Corporate Governance,” “Meetings and committees of the Board,” “Information Concerning Our Executive Officers,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2007 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the fiscal year December 31, 2006 which is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION.

See the information set forth in the sections entitled “Meetings and Committees of the Board—compensation Committee Interlocks and Insider participation,” “Compensation committee Report” and “Executive Compensation” in our 2007 proxy statement, which is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

See the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our 2007 proxy statement, which is incorporated herein by reference.

The following table provides information as of December 31, 2006 regarding shares of our common stock that may be used under our existing equity compensation plans, including the 1996 and 2006 Stock Option and Grant Plans.

Equity Compensation Plan Information Table—Overview

	Equity Compensation Plan Information
Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	8,618,256	$2.32	3,292,547
Equity compensation plans not approved by security holders	—	—	—
Total	8,618,256	$2.32	3,292,547

ITEM 13.         CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

See the information set forth in the sections entitled “Related-Party Transactions,” “Proposal No. 1 Election of Directors,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance” in our 2007 proxy statement, which is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

See the information set forth in the section entitled “2006 and 2005 Audit Fees” in our 2007 proxy statement, which is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page
(a)(1)	Consolidated Financial Statements:
	The financial statements included in this Annual Report on Form 10-K are provided under Item 8.
(a)(2)	Consolidated Financial Statement Schedules:
	Schedule II—Valuation and Qualifying Accounts	59

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not material, and therefore have been omitted.

(a)(3) Exhibits:

Exhibit Number	Description
3.1

Third Amended and Restated Certificate of Incorporation of Natrol, Inc. (the “Company”) (incorporated herein by reference to Exhibit 3.1 of the Annual Report on Form 10-K of the Company, as amended, filed with the SEC on March 31, 1999)

3.2

Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.6 of Amendment No. 2 to the Registration Statement on Form S-1 of the Company, filed with the SEC on July 2, 1998)

4.1

Specimen Stock Certificate for Common Stock, $.01 par value, of the Company (incorporated herein by reference to Exhibit 4.1 of the Registration Statement on Form S-1 of the Company, filed with the SEC on May 7, 1998)

10.1

Natrol, Inc. Amended and Restated 1996 Stock Option and Grant Plan (incorporated herein by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A of the Company, filed with the SEC on May 2, 2000)*

10.3

Form of Indemnification Agreement between Natrol, Inc. and each of its directors (incorporated herein by reference to Exhibit 10.4 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company, filed with the SEC on June 12, 1998)

10.4

Form of Stock Option Agreement of the Natrol, Inc. 1996 Stock Option and Grant Plan (incorporated herein by reference to Exhibit 10.9 of Amendment No. 1 to the Registration Statement on Form S-1 of the Company, filed with the SEC on June 12, 1998)

10.5

Indemnification Agreement dated February 14, 2006 between Natrol, Inc. and Wayne Bos (incorporated herein by reference to the Current Report on Form 8-K of the Company, filed with the SEC on April 3, 2006)*

10.6	Employment Agreement dated March 30, 2006 between Natrol, Inc. and Wayne Bos (incorporated herein by reference to the Current Report on Form 8-K of the Company, filed with the SEC on April 3, 2006)*
10.7

Non-Qualified Stock Option Agreement dated March 31, 2006 between BDL Investment Trust FBO Wayne Bos and Natrol, Inc. (incorporated herein by reference to the Current Report on Form 8-K of the Company, filed with the SEC on April 3, 2006)*

10.8	2006 Bonus Incentive Compensation Plan (incorporated herein by reference to the Current Report on Form 8-K of the Company, filed with the SEC on May 1, 2006)*
10.9	Natrol, Inc. 2006 Stock Option and Incentive Plan (incorporated herein by reference to the Current Report on Form 8-K of the Company, filed with the SEC on July 7, 2006)*
10.10

Form of Non-Qualified Stock Option Agreement under the Natrol, Inc. 2006 Stock Option and Incentive Plan (incorporated herein by reference to the Current Report on Form 8-K of the Company, filed with the SEC on July 7, 2006)*

10.11

Loan and Security Agreement dated August 25, 2006 by and among Wachovia Capital Finance Corporation (Western), as agent (“Agent”), lenders signatory thereto (“Lenders”), Natrol, Inc. and Prolab Nutrition, Inc., as borrowers, and Natrol Products, Inc., Natrol Acquisition Corp. and Natrol Direct, Inc., as Guarantors (incorporated herein by reference to the Current Report on Form 8-K of the Company, filed with the SEC on August 31, 2006)

10.12

Guaranty dated August 25, 2006 by Natrol Products, Inc., Natrol Acquisition Corp. and Natrol Direct, Inc., in favor of Agent and Lenders (incorporated herein by reference to the Current Report on Form 8-K of the Company, filed with the SEC on August 31, 2006)

10.13

Asset Purchase Agreement dated as of October 13, 2006 among Natrol, Inc., Biotech International Corporation and Gregory J. Kelly (incorporated herein by reference to the Current Report on Form 8-K of the Company, filed with the SEC on October 9, 2006)

10.14	Summary of Compensation Program for Non-Employee Directors (incorporated herein by reference to the Current Report on Form 8-K of the Company, filed with the SEC on October 19, 2006)*
10.15	Summary of Option Grants to Non-Employee Directors (incorporated herein by reference to the Current Report on Form 8-K of the Company, filed with the SEC on October 19, 2006)*
10.16

Change of Control Bonus Plan for Five Senior Executives dated November 8, 2005 (incorporated herein by reference to the Quarterly Report on Form 10-Q of the Company, filed with the SEC on November 14, 2005)*

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

*                    Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 2007.

NATROL, INC.
By:	/s/ WAYNE BOS
Wayne Bos
President and Chief Executive Officer

Date: March 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signatures Signed	Title	Date
Elliott Balbert	Chairman of the Board and Executive Chairman	March 31, 2007
Wayne Bos	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2007
Dennis Jolicoeur	Chief Financial Officer, Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	March 31, 2007
Dennis De Concini	Director	March 31, 2007
Thomas Doorley, III	Director	March 31, 2007
Joel Katz	Director	March 31, 2007
James Peters	Director	March 31, 2007
Ralph Simon	Director	March 31, 2007