Form 10-K/A
period 2006-12-31
NATROL INC
filed 2007-04-30
CIK 1025573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(818) 739-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Common Stock	Nasdaq Global Market
par value, $.01 per share

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

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2006 was approximately $14.2 million, based upon the closing price per share of the registrant’s common stock as reported on the Nasdaq Global Market on such date. The calculation of holdings by non-affiliates is based upon the assumption, that executive officers, directors, and persons holding 10% or more of the outstanding common stock are affiliates.

As of April 15, 2007 the registrant had 14,152,227 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Natrol, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 to amend and restate Part III to include the information required in Part III, rather than incorporating this information from Natrol’s definitive proxy statement for the 2007 annual meeting of stockholders.  This Amendment No. 1 only amends and restates Part III of the Annual Report on Form 10-K, other than the filing of exhibits 31.1 and 31.2, which are being filed herewith.  Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after March 31, 2007, the date of filing of the original Annual Report on Form 10-K.

i

ii

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

Information about our Directors

The following table provides information about the members of our board of directors at April 15, 2007.

Name	Age	Director Since	Position
Elliott Balbert	61	1980	Executive Chairman and Director
Wayne M. Bos	41	2006	President, Chief Executive Officer and Director
Dennis W. DeConcini (1) (2) (3)	69	1999	Director
Thomas L. Doorley, III (1) (2) (3)	62	2006	Lead Director
Joel A. Katz	62	2006	Director
James R. Peters (1) (2) (3)	60	2006	Director
Ralph R. Simon (1) (2) (3)	60	2006	Director

(1) Member of Audit Committee.

(2) Member of Compensation Committee.

(3) Member of Governance and Nominating Committee.

Elliott Balbert, Executive Chairman, founded the company in 1980 and served as President, Chief Executive Officer and Chairman of the Board until March 2006, when he became Executive Chairman.  He has been actively involved in the dietary supplement industry for more than 25 years. Mr. Balbert is currently a board member of the Dietary Supplement Education Alliance (DSEA), where he also served as the first President, the Vitamin Angel Alliance and Board of Regents of Bastyr University.  Mr. Balbert is active in lobbying efforts on behalf of the dietary supplement industry, including providing testimony before Congress and hosting bi-partisan caucuses in the House of Representatives.

Wayne M. Bos, President, Chief Executive Officer and Director, joined us in February 2006 and has held his current executive officer positions since March  2006.  Since 2004, Mr Bos has served as a director of Ansett Flight Simulator Centre, an Australian private company.   Since 2001, Mr. Bos has served as a director and CEO of Dama Equities, a private investment company.  During 2001, Mr. Bos served as a director and CEO of Tomorrow Corporation, an Australian public investment company in the information technology industry. From 1998 to 2001, Mr. Bos was a director and CEO of Sausage Software, an Australian public company.  From 1996 to 1999, Mr. Bos was the Director of Symex, a management buyout of Uniqema from Imperial Chemical Industries.  From 1988 to 1998, Mr. Bos founded and developed Technology Business Integrators and Spectre Management, two technology management, consulting and project management businesses.

Dennis W. DeConcini, Director, has served as a partner in the lobbying firm of Parry, Romani and DeConcini, P.C., as well as a partner of the law firm DeConcini, McDonald, Yetwin & Lacy, P.C, positions he has held since 1995.  From 1977 to 1995, Mr. DeConcini served as a United States Senator from Arizona.

Thomas L. Doorley, III, Director, is a founding partner and CEO of Sage Partners, a strategic leadership and governance advisory firm, a position he has held since June 2001.  From 1984 to June 2001, Mr. Doorley was a partner at Deloitte & Touche LLP (previously Touche Ross).  From 1977 to 1984, Mr. Doorley was a founder and managing partner of Braxton Associates, which merged with Touche Ross (later to become Deloitte & Touche LLP).  Mr. Doorley also serves as a board member for StratBridge (US) and Advance Ticketing Systems (UK) and is on the Dean’s Advisory Board at The Pennsylvania State University, where he chairs the Chemical Engineering Committee.

Joel A. Katz, Director, is currently co-managing shareholder and global chair of the international entertainment practice at Greenberg Traurig, LLP, Atlanta, a position he has held since July 1998.  He is a leader in the field of entertainment law.

James R. Peters, Director, has a distinguished 35-year career in the audit practice of Ernst & Young where he worked with public and private companies in diverse industries from August 1971 to July 2006.  He also currently serves on the Board of Directors of FzioMed, Inc.  Mr. Peters served as a faculty member of the Directors’ Certification Program at the Anderson School of Business of the University of California, Los Angeles, from 1999 to 2005 and as Advisory Board member of the Entrepreneurial Studies Program of the University of Southern California from 1997 to 2003.   He has been a frequent speaker on entrepreneurship, mergers and acquisitions and audit committee best practices.

Ralph R. Simon, Director, is the Chairman Emeritus of The Mobile Entertainment Forum — Americas, a position he has held since 2005.  Since 2004, Mr. Simon also has served as President and CEO of The Mobilium Group — London.  From 1999 to 2003, he served as Chairman and CEO of Yourmobile/Moviso.  In 1998, he co-founded and funded Yourmobile/Moviso, the first ring tone company in the United States, Great Britain, and Europe, now known as Infospace Mobile.

There are no family relationships among any of our directors or executive officers.

Information about our Executive Officers

The following table provides information about of our executive officers at April 15, 2007.

Name	Age	Position
Elliott Balbert	61	Executive Chairman and Director
Wayne M. Bos	41	President, Chief Executive Officer and Director
Craig D. Cameron	50	Chief Operating Officer
Dennis R. Jolicoeur	59	Chief Financial Officer, Treasurer and Executive Vice President
Steven S. Spitz	39	Vice President and General Counsel
Michael S. Surmeian	42	Vice President of Sales

Our executive officers are elected by and serve at the discretion of our board of directors.  Set forth below is a brief description of the business experience of all executive officers, with the exception of Messrs. Balbert and Bos, whose business experience is set forth above in “Information about our Directors”.

Craig D. Cameron, Chief Operating Officer, joined us in February 2006 and has served in his current position since April 2006.  From July 2004 to December 2005, Mr. Cameron served as Chairman and CEO of Quipoz Pty Ltd, a software services company.  From March 2004 to February 2006, he has also CEO of RoamAD Pty Ltd, a wireless network software company.  From April 2003 to March 2004, Mr. Cameron was principal of Navda Pty Ltd, a technology consulting company.  During this same period, he was also Director of Newport Capital, a technology advisory firm.  From August 1994 to April 2003, he held a number of senior executive positions with Telstra Corporation, an Australian telecommunications company.  His positions included Group Director Strategy, Marketing and Business Development, Managing Director Wireless Data, CEO of Advantra Pty Ltd, an IT service joint venture with IBM Corporation, and Chief Operating Officer of Telstra Multimedia. Prior to 1994, Mr. Cameron served in various executive positions with NCR Corporation for 16 years in the US, Canada, Japan, New Zealand and Australia, where his positions included Head of Strategy for NCR Corporation and Managing Director of NCR Japan.

Dennis R. Jolicoeur, Chief Financial Officer, Treasurer and Executive Vice President, has served in these positions since July 1996.   Mr. Jolicoeur served as a member of our board of directors from 1996 to 2006.  From 1993 to 1996, Mr. Jolicoeur was a principal of Gardiner & Rauen, Inc., an investment banking firm.  Prior to 1993, Mr. Jolicoeur operated several businesses, mostly in the printing and publishing industries.

Steven S. Spitz, Vice President and General Counsel, has served in these positions since July  2004.  From November 2003 to June 2004, Mr. Spitz served as Vice President and Senior Counsel.  From September 2002 to November 2003, Mr. Spitz was a partner in the law firm of Riordan & McKinzie and later at Bingham McCutchen, LLP.  Prior to September 2002, Mr. Spitz was an associate with Riordan & McKinzie.  From June 2001 to November 2003, Mr. Spitz served as outside counsel to the company.

Michael S. Surmeian, Vice President of Sales, has served in this position since December 2005.  From June 2002 to December 2005, Mr. Surmeian served as Vice President of Retail Sales.  From 2000 to June 2002, he served as Director of Sales Administration.  From 1998 to 2000, Mr. Surmeian served as Director of Finance.  From 1988 to 1998, Mr. Surmeian was a Senior Manager with Ernst & Young, LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of the outstanding shares of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC.  These persons and entities also are required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from these persons and entities that no Section 16(a) reports were required for such persons, we believe that for fiscal year 2006, these persons and entities complied with all Section 16(a) filing requirements applicable to them except that: one transaction consisting of the acquisition of a stock option was reported on a late-filed Form 4 by each of Messrs. DeConcini, Doorley and Cameron; and two transactions consisting of the appointment to our board of directors and the grant of a stock option was reported on a late-filed Form 3 by Mr. Simon.

Code of Ethics

We have adopted a code of ethics as defined under SEC rules that applies to our CEO, CFO and Controller.  The code of ethics is part of our Code of Business Conduct and Ethics and is publicly available on our website at www.natrol.com.  If we make any substantive amendment to the code of ethics or grant any waiver, including any implicit waiver, from any provision of the code of ethics that applies to our CEO, CFO or Controller, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K in accordance with SEC rules.

Audit Committee and Audit Committee Financial Expert

We currently have an Audit Committee that, among other things, assists our board of directors in fulfilling its responsibility for oversight of our accounting and financial reporting processes, as well the audits of our financial statements.  The Audit Committee is comprised of Messrs. Peters (Chairman), DeConcini, Doorley and Simon.  Our board of directors has determined that Mr. Peters is an audit committee financial expert within the meaning of SEC rules and that Mr. Peters satisfies the independence standards applicable to audit committee members under applicable law and the Nasdaq listing standards.

Item 11.         Executive Compensation.

Compensation Discussion and Analysis

Introduction.

Compensation Committee Members and Role of Compensation Committee.

The compensation committee consists of at least three “independent” directors as defined by Nasdaq’s corporate governance listing standards.  Each member of the compensation committee serves until the earlier to occur of his or her resignation or removal or the election and qualification of such member’s successor.  The board of directors designates a member of the compensation committee to serve as chairperson.  Currently, the compensation committee consists of Messrs. Doorley (who is chairperson), DeConcini, Peters and Simon.

The compensation committee:

•                  in conjunction with our CEO, develops our executive compensation philosophy, policies and programs;

•                  reviews and recommends to our board of directors all compensation paid to our executive officers and directors;

•                  oversees our (1) annual cash bonus plan and (2) stock option plan; and

•                  annually conducts self evaluations and reviews the compensation committee charter.

The compensation committee meets at least four times each year and at such other times as is necessary.  The chairperson chairs all meetings of and sets the agendas for the meetings.  Any member of the compensation committee or our CEO may call a meeting of the committee.  The compensation committee may request that any of our officers or other employees, or any other persons whose advice and counsel are sought by the committee, attend any meeting to provide such pertinent information as the committee requests.

The compensation committee may delegate authority to act upon specific matters within determined parameters to a subcommittee consisting of any committee members or any of our executive officers.  As discussed below, the compensation committee has delegated to our CEO the power to grant stock options to officers and employees who are not executive officers in accordance with committee-established guidelines.

In the past, the compensation committee has not used a compensation consultant to assist it in reviewing or establishing executive officer compensation. However, as the company grows and changes the compensation committee has on its agenda to consider utilizing such an advisor.

The compensation committee operates in accordance with the compensation committee charter, which is available on our website at www.natrol.com.

Role of Executive Officers in Compensation Decisions.

The compensation committee relies on our senior management, especially our CEO, COO and CFO, to develop a comprehensive compensation recommendation.  Our CEO and COO review annually the performance of our executive and other officers, with a focus on the core functional personnel, namely, our CFO, General Counsel and heads of sales, marketing, R&D and operations.  Based on such evaluation, our CEO and COO recommend to the compensation committee the base salaries and other compensation payable to these officers.  This recommendation is reviewed and discussed by the compensation committee.  In addition, the compensation committee receives ongoing performance related input during the course of the year from our CEO, COO and CFO to enable the committee to react to the annual recommendation effectively.  This is consistent with our board of directors’ goal of operating as a decision-ready board.

Additionally, the compensation committee reviews the annual performance of the CEO.  This assessment process is led by our Lead Director.  The process focuses on our strategic plan and objectives, over a two-three year time frame, with special focus on the first year.  During 2006, the emphasis was on restoring our base businesses to profitability and stability.  As we made progress in accomplishing these goals, the compensation committee is shifting its assessment focus to incorporate continued profitability with renewed revenue growth.

Presently, our CEO, COO and General Counsel ordinarily attend compensation committee meetings.  These individuals are excused from any discussion regarding their compensation.

The compensation committee has delegated to our CEO the ability to grant stock options to officers and employees (other than executive officers) under our 2006 stock option and incentive plan pursuant to committee-established guidelines.  The maximum shares available for grant or award under the guidelines is 1,000,000 shares. The minimum exercise price for each option is the closing price on Nasdaq on the grant date, which for new employees is the first day of employment.  The term of each option is six years.  The options vest quarterly over five years for each initial grant and quarterly over three years for each subsequent grant.  The maximum stock option award for any employee that may be granted under the guidelines is either 100,000 or 25,000 depending upon the responsibility of the employee.

Compensation Committee Activities in 2006 and 2007.

Last year was a significant year of transition for the compensation committee in terms of its composition and role in compensation decisions and policies.  In 2006, Messrs. Doorley, Peters and Simon were appointed to the compensation committee replacing two previous committee members.

With the company on a low growth revenue trajectory, and negative profitability, we recruited key new members (CEO and COO) of our management team.  The charter developed with the new team included stabilizing our base business operations and return to profitability.  We achieved such a turnaround in 2006.  Bonuses, as described below were modest as a percentage of total compensation since profitability achieved was also modest. Compensation for our board of directors was reset to emphasize an active, engaged, decision-ready perspective.

In addition, the committee took the following key actions during 2006 and through the first quarter of 2007:

•                  the compensation of our new CEO (including the award of options to purchase 6,029,500 shares of our common stock);

•                  the compensation of our new COO;

•                  our 2006 bonus incentive compensation plan;

•                  our 2006 stock option and incentive plan;

•                  a new compensation program for non-employee directors;

•                  a revised compensation committee charter;

•                  stock option guidelines for CEO grants to new and existing employees; and

•                  executive officer base salaries for 2007.

The compensation committee will continue to evaluate our compensation philosophies, program and practices and make recommendations to our board of directors as appropriate.  In 2007, the compensation assessment process for our executive officers will emphasize maintaining profitable operations with an added element of revenue growth, as well as our strategic plans to make strategic acquisitions and expand our international operations.

Executive Compensation Program.

Objectives of Executive Compensation Program.

Our executive compensation program is designed to achieve the following objectives:

•                  attract and retain talented executive officers through a competitive compensation package;

•                  link company and individual performance with compensation earned;

•                  motivate and reward executive officers consistent with our values and strategic plans; and

•                  align the interests of our executive officers and stockholders.

As a publicly held company, we recognize the importance of creating value for our stakeholders — investors, employees, customers and the community at large.  Thus, we intend to continually review and develop our compensation process and programs to meet the needs of these stakeholders.

Impact of Performance on Compensation — Base Salaries and Cash Bonuses.

We adjust executive officer base salaries and determine whether any cash bonuses will be made primarily based upon an annual review of performance led by our CEO and COO.  The annual appraisal process incorporates both performance of the executive officer within the applicable department and across the company as a whole.  Company performance is defined by metrics relating to growth and profitability.  Our CEO and COO develop a set of recommendations for discussion and review with the compensation committee and the board of directors for approval.

The compensation committee makes decisions regarding compensation for our CEO, COO, Chairman and other executive officers, which then prepares a recommendation for approval by the full board.  The compensation committee stays in active contact with these executives throughout the year, and thus is able to lead the annual process from a decision-ready perspective.

In the first part of each year, the CEO recommends to the board and our board of directors develops and approves an annual cash bonus plan, including payout ratios and targets.  Overall company performance relative to predetermined plans and targets determines whether bonuses will be paid and their size.

For 2006, bonus compensation decisions were made as follows:

•                  For new members of the management team, a competitive cash/current income basis, and options based equity participation to allow these influential team members to share in the upside of performance results they helped to create. Two new team members, our CEO and COO were included.

•                  For all existing and new members of the management team, a bonus pool was created to align behavior with the goal of returning the base businesses to profitability.  A portion of the eligible bonus was paid to eligible employees since the company did return to (modest) profitability for the year and during each quarter.

Benchmarking of Compensation.

In the future, our board of directors anticipates benchmarking executive officer compensation.  During 2006, we did not engage in formal benchmarking of executive officer compensation versus any competitors or any peer group.  However, in the course of retaining new management team members we were able to gauge our proposed levels of compensation and judged them to be consistent with companies in the consumer products space and of comparable scale.

In 2006, in connection with our appointment of several new board members, we gathered and analyzed benchmarking data for non-employee director compensation from several sources, including the National Association of Corporate Directors (NACD).  We reviewed non-employee director compensation of consumer products related companies with a market capitalization and sales similar to our central characteristics.

            Elements of Compensation.

Our current compensation program consists of the following elements, all of which are evaluated annually:

Pay Element	What the Pay Element Rewards	Purpose of the Pay Element
Base Salary	Core competence in the executive role relative to skills, experience and contributions	Provides fixed compensation based on competitive market practice
Annual Cash Bonus	Contributions toward our achievement of specified pre-tax earnings

•  Provides annual performance-based cash incentive compensation

•  Provides focus on meeting annual goals that lead to increased market valuation

•  Motivates achievement of critical annual performance metrics

Stock Options	• Sustained stock price appreciation • Continued employment with the company over a 5-year/3-year vesting period	• Provides annual performance-based equity incentive compensation • Executive ownership of our stock • Aligning of the executives’ interests with those of stockholders • Executive officer retention
Perquisites • Chairman only: life insurance • Chairman and CFO only: company car or car allowance	These benefits are part of long term compensation arrangements awarded to such employees; benefits have not been provided to subsequently hired executives	• Additional compensation benefits • Executive officer retention
Welfare Benefits • Participation in employee benefit plans generally available to our employees, including 401(k), medical, dental and vision	These benefits are part of our broad-based total compensation programs	• Additional compensation benefits • Executive officer retention

Change in Control Benefits

•  Change of control arrangements with select executive officers: change of control bonus payment equal to one year’s base salary

•  All employee option agreements, provide for vesting of 50% of any unvested options and stock appreciation rights and all other awards upon a change of control

	Reward executive officers when company successfully consummates a change of control transaction	• Provides incentive to consummate company changes of control • Change of control arrangements: make transactions neutral to executive officers economic interests

Each executive officer’s current and prior compensation is considered in setting future compensation.  In addition, we review the compensation practices of other companies.  To some extent, our compensation program is based on the market and the companies in our industry with whom we compete.  The elements of our plan (e.g., base salary, bonus and stock options) are clearly similar to the elements used by many companies.  The exact base pay, stock grant, and salary cap amounts are chosen in an attempt to balance the objectives of all stakeholders, rewarding performance and attracting/retaining executive officers.

2006 Compensation of Our New CEO.  In February 2006, our board of directors appointed Wayne M. Bos as a director and CEO and President designate.  In connection with this appointment, the board of directors, upon advice of the compensation committee, agreed to provide Mr. Bos with the following compensation:

•                  $600,000 in base salary;

•                  non-qualified stock options to purchase 6,029,500 shares of our common stock (representing beneficial ownership of approximately 29.9% of our common stock at April 15, 2007) with an exercise price of $2.282 per share (subject to obtaining stockholder approval of the grant);

•                  eligibility to participate in our annual bonus compensation plan; and

•                  one year award of $200,000 in interim housing and other transition expenses.

The options are fully vested but are subject to the following restrictions on sale until February 2009:

•                  1,000,000 shares are unrestricted;

•                  1,000,000 shares may be sold at any time after the threshold share price is equal to or greater than $3.00 per share;

•                  1,000,000 shares may be sold at any time after the threshold share price is equal to or greater than $3.50 per share;

•                  1,000,000 shares may be sold at any time after the threshold share price is equal to or greater than $4.00 per share;

•                  1,000,000 shares may be sold at any time after the threshold share price is equal to or greater than $4.50 per share; and

•                  1,029,500 shares may be sold at any time after the threshold share price is equal to or greater than $5.00 per share.

The “threshold share price” means that the closing price of our common stock equals or exceeds the relevant threshold for a period of thirty consecutive trading days.

In March 2006, we entered into an employment agreement with Mr. Bos.  The employment agreement provides that employment is “at will” meaning that either we or Mr. Bos may terminate the employment relationship at any time and for any reason.  The employment agreement does not provide for any specific termination benefits.

During the second quarter of 2007, we anticipate amending our employment agreement with Mr. Bos and entering into an employment agreement with our Chairman.

Our stockholders approved the option grant to Mr. Bos at our 2006 annual meeting of stockholders.

2006 Compensation of Our New COO.  Our board of directors appointed Craig Cameron as our Chief Operating Officer effective in April 2006.  In connection with this appointment, our board of directors, upon advice of the compensation committee, agreed to provide Mr. Cameron with the following compensation:

•                  $300,000 in base salary;

•                  non-qualified stock options to purchase 200,000 shares of our common stock with an exercise price of $2.10 per share, vesting over three years;

•                  non-qualified stock options to purchase 100,000 shares of our common stock with an exercise price of $2.00 per share to be granted after 120 days of employment, vesting over three years;

•                  eligibility to participate in our annual bonus compensation plan; and

•                  one year award of $75,000 in interim housing and other transition expenses.

In addition, in July 2006, our board of directors approved a grant to Mr. Cameron of non-qualified stock options to purchase 300,000 shares of our common stock with an exercise price of $2.20.

Base Salary.

Executive officer compensation generally has been weighted towards base salary, with the opportunity to receive annual cash bonuses depending upon our operating results.  Executive officer base salaries are based on job responsibility and individual contributions, with reference to base salary levels of executives at similar companies in our industry.

In February 2007, our board of directors, upon the recommendation of the compensation committee, approved the following executive officers base salaries for 2007:

Name	2007 Base Salary
Elliott Balbert Executive Chairman	$624,000
Wayne M. Bos President and Chief Executive Officer	$832,000
Craig D. Cameron Chief Operating Officer	$390,000
Dennis R. Jolicoeur Chief Financial Officer, Treasurer and Executive Vice President	$286,000
Steven S. Spitz Vice President and General Counsel	$260,000
Michael S. Surmeian Vice President of Sales	$208,000

Annual Bonus Compensation Plan.

Each year, our board of directors approves an annual bonus incentive compensation plan, which is administered by the compensation committee.  Participants under the bonus plan are eligible to receive incentive cash bonus payments, depending upon our operating results.  The compensation committee selects participants based upon an individual’s position and his or her potential impact on our business results and performance.  The following table sets forth the categories of participants under the 2006 bonus incentive compensation plan and their eligible bonus, which is a percentage of the participant’s base salary:

Participants	Eligible Bonus
• officers and other highly compensated employees	25% of base salary
• department directors and other similarly situated employees	15% of base salary
• senior and other managers and personnel	10% of base salary

In 2006, the financial measure used to determine annual incentive cash payments was earnings, before bonuses, interest and income taxes, or EBIT, subject to adjustment for any unusual and/or non-recurring significant revenues or expenses.  Participants under the bonus plan were eligible to receive the following bonus awards:

Corporate Earnings Target	Cash Bonus Award (percent of Eligible Bonus paid)
$10,0000,000	150%
9,000,000 - 9,999,999	140%
8,000,000 - 8,999,999	130%
7,000,000 - 7,999,999	120%
6,000,000 - 6,999,999	110%
*5,000,000 - 5,999,999	100% of eligible bonus
4,000,000 - 4,999,999	75%
3,000,000 - 3,999,999	50%
2,000,000 - 2,999,999	25%
1,000,000 - 1,999,999	20%
$0 - 999,999	15%

*                    Corporate Goal

In February 2007, the compensation committee approved payment of a 15% bonus award to the participants, including our executive officers, as a result of our achieving EBIT of $482,000 in fiscal 2006.  We paid a total of $134,000 to participants under the bonus plan for 2006.

Stock Options and Stock Option Grant Policy.

Stock options have not been a significant component of our executive compensation program, other than with respect to the options we granted in 2006 to Messrs. Bos and Cameron as part of their negotiated hire.  We believe our option grant policy is consistent with our executive compensation objectives discussed previously.

Subject to certain exceptions set forth below and option grants for new employees, we plan stock option grant dates well in advance of any actual grant.  Regarding our usual grants for existing employees, the timing of each grant is determined months in advance to coincide with a scheduled meeting of our board of directors and the compensation committee.  Except in unusual circumstances, we do not grant options at other dates.  The grant date is established when the compensation committee approves the grant and all key terms have been determined. The exercise price of each of our stock options grants is at a minimum equal to the market closing price on the grant date.  Option grant prices for new employees are determined using the market price of our common stock at the close of trading on the day the individual formally commences work at the company.  To provide incentive to the individual to stay results-oriented, the exercise price of the options is set at a higher price.

Change of Control Arrangements.

Change of Control Bonus Plan.  In 2005, our board of directors adopted a change of control bonus plan for executive officers, which currently covers our CFO, General Counsel and Vice President of Sales.  No other executive officers are covered by the plan.  The plan provides that in the event of a change of control, such individuals would be entitled to receive a cash bonus equal to one-year’s salary.

In the second quarter of 2007, our board of directors intends to revaluate and consider adopting changes to this change of control bonus plan.

Change of Control Provision in Equity Incentive Plans.  We also have a change of control provision in our stock option and incentive plans.  This provision applies equally to all participants in the plans, although the compensation committee may remove this provision from any particular stock option agreement with a participant at the time of grant.  The provision provides that in the event of a change of control, 50% of the unvested options and any stock appreciation rights that are not exercisable and all other awards become fully exercisable and vested.  All director awards under the plans become 100% vested upon a change of control.

Compensation Committee Report

We have reviewed and discussed with management the compensation discussion and analysis required by SEC rules.  We have relied on management’s representation that the compensation discussion and analysis presented in this 10-K has been prepared with integrity and objectivity in conformity with SEC rules.  Based upon such review and discussion, we recommended to the board of directors that the compensation discussion and analysis be included in this 10-K.

The Compensation Committee

Thomas L. Doorley, III (Chairperson)
Dennis W. DeConcini
James R. Peters
Ralph R. Simon

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee is, or has been, an officer or employee of Natrol.  None of our executive officers currently serves on the compensation committee of any other company or board of directors of any other company of which any member of the compensation committee of board is an executive officer.

2006 Summary Compensation Table

The following table summarizes the compensation information for our named executive officers.

						Non-equity
				Option		incentive	All Other
Name and Principal position	Year	Salary	Bonus	Awards		Plan	compensation		Total
		($)	($)	($)		compensation	($)		($)
				(1)		(2)	(3)

Elliott Balbert Executive Chairman	2006	600,000	—	—		22,500	40,524	(4)	663,024

Wayne M. Bos President and Chief Executive Officer	2006	473,077	—	272,000	(5)	17,740	161,534	(6)	924,351

Craig D. Cameron Chief Operating Officer	2006	256,730	—	515,855		9,627	70,111	(7)	852,321

Dennis R. Jolicoeur Chief Financial Officer, Treasurer and Executive Vice President	2006	274,159	—	—		10,294	12,065	(8)	296,510

Steven S. Spitz Vice President and General Counsel	2006	249,553	—	—		9,358	820		259,731

Michael S. Surmeian Vice President of Sales	2006	199,754	—	—		7,491	820		208,065

(1)             The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to option grants in fiscal year 2006 in accordance with FAS 123R.  The fair value of all options in this column, other than those awarded to Wayne Bos, was calculated using a Black Sholes methodology.  The assumptions of the Black-Scholes valuation method are discussed in notes 1 and 6 of the consolidated financial statements in Item 8 of our annual report on Form 10-K filed with the SEC on March 31, 2007.

(2)             Amounts in this column were paid to the named executive officers in February 2007.

(3)             Company matching contributions according to the terms of our 401(k) plan are included in this column, other than with respect to Messrs. Bos and Cameron.

(4)             Represents $32,772 in life insurance benefits and $6,431 in benefits for the use of a company car.

(5)             Mr. Bos was awarded options to purchase 6,029,500 shares of our common stock in conjunction with his initial employment.  Due to a number of factors, including the size of the grant in relation to the total shares outstanding, the trading volume of our common stock, Mr. Bos’ ability to resell the shares, and the control factor, which the size of the grant implies, consultants used a Monte Carlo method to value Mr. Bos’ options.  We used the services of well-credentialed valuation consultants to perform the valuation of Mr. Bos’ options. These consultants developed multiple scenarios, including continuing operation and sale scenarios, to assess the potential to create stockholder value over the term of the options. The resulting Monte Carlo analysis gave rise to a range of fair values for which the mean amount was utilized in valuing the options.

(6)             In addition to his base compensation of $600,000 per annum, Mr. Bos received a supplement amounting to $200,000 to be paid during the course of his first year of employment.  The purpose of the supplement was to pay Mr. Bos for certain unspecified transition expenses.  During 2006, $161,534 of the $200,000 award was paid.

(7)             In addition to his base compensation of $300,000 per annum, Mr. Cameron received a supplement amounting to $75,000 to be paid during the course of his first year of employment.  The purpose of the supplement was to pay Mr. Cameron for certain unspecified transition expenses.  During 2006, $70,111 of the $75,000 award was paid.

(8)                Represents an amount paid to Mr. Jolicoeur to reimburse him for automobile expenses and certain taxable benefits.

2006 Grants of Plan-Based Awards

The following table sets forth information concerning the grants of cash-based awards made in 2006 under our 2006 bonus incentive compensation plan.  No equity incentive plan awards here made to the named executive officers during fiscal year 2006.

Estimated Possible Payouts Under Non-Equity Incentive Plan Awards  (1)(2)

	Grant	Threshold	Target	Maximum
Name	Date	($)	($)	($)
Elliott Balbert	N/A	22,500	150,000	225,000
Wayne M. Bos	N/A	17,740	118,269	177,404
Craig D. Cameron	N/A	9,627	64,183	96,274
Dennis R. Jolicoeur	N/A	10,294	68,540	102,810
Steven S. Spitz	N/A	9,358	62,388	93,582
Michael S. Surmeian	N/A	7,491	49,939	74,908

(1)             The amounts shown in the threshold, target and maximum columns reflect the minimum, target and maximum amounts payable under the 2006 bonus incentive compensation plan.  The threshold payment is 15% of the target payment and the maximum payment is 150% of the target payment.  For more information on the 2006 bonus incentive compensation plan, please see the section “Annual Bonus Compensation Plan.”

(2)             Each participant earned the threshold amount for 2006.  The cash payment was made in February 2007.

Outstanding Equity Awards at 2006 Fiscal Year-End

The following table provides information concerning stock options held by the named executive officers at December 31, 2006.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unxercisable	Exercise Option Price ($)	Option Expiration Date	Outstanding Vesting Dates
Elliott Balbert	—	—	—	—	—
Wayne M. Bos	6,029,500	—	2.28	02/14/2011	Vested
Craig D. Cameron	25,000	275,000	2.20	07/07/2012	25,000 vest quarterly through July 2009
	16,667	83,333	2.00	06/21/2012	8,333 vest quarterly through June 2009
	50,001	149,999	2.10	03/09/2016	16,666 vest quarterly through March 2009
Dennis R. Jolicoeur	74,100	—	1.35	05/28/2012	Vested
	400,000	—	1.88	02/01/2011	Vested
	95,000	—	1.94	08/21/2010	Vested
Steven S. Spitz	14,581	10,419	2.95	02/01/2015	2,083 vest quarterly through February 2008
	13,750	11,250	2.76	06/08/2014	1,125 vest quarterly through June 2009
Michael S. Surmeian	5,000	10,000	1.74	12/09/2015	1,250 vest quarterly through December 2008
	50,000	—	1.45	05/03/2012	Vested
	25,000	—	1.32	05/01/2011	Vested
	1,000	—	1.50	12/31/2010	Vested
	10,000	—	4.00	04/27/2010	Vested
	15,000	—	6.03	04/28/2009	Vested
	25,000	—	10.40	04/20/2008	Vested

2006 Option Exercises and Stock Vested Table

No named executive officer exercised any stock options in 2006.

Potential Payments upon Termination or Change of Control

If we were to engage in a change of control, we would be obligated to pay cash bonuses to the named executive officers as follows.

Name	Change of Control Cash Bonus
Elliott Balbert Executive Chairman	—
Wayne M. Bos President and Chief Executive Officer	—
Craig D. Cameron Chief Operating Officer	—
Dennis R. Jolicoeur Chief Financial Officer, Treasurer and Executive Vice President	$286,000
Steven S. Spitz Vice President and General Counsel	$260,000
Michael S. Surmeian Vice President of Sales	$208,000
Total	$754,000

Director Compensation for 2006

The following table provides information concerning the 2006 compensation of our non-employee directors.

Name (1)	Fees Earned or Paid in Cash	Option Awards ($)	All Other Compensation	Total
	($)	(2)	($)	($)
Dennis W. DeConcini	18,000	51,589	—	69,589
Thomas L. Doorley, III	14,750	184,714	—	199,464
Joel A. Katz	5,000	74,656	—	79,656
James R. Peters	10,000	128,812	—	138,812
Ralph R. Simon	10,000	178,781	—	188,781
Vernon Brunner(3)	8,000	—	—	8,000
Ronald Consiglio(3)	5,750	—	—	5,750

(1)             We do not provide additional compensation to directors who are also employees.

(2)             The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to option grants in fiscal year 2006 in accordance with FAS 123R.  The fair value of all options in this column was calculated using a Black Sholes methodology.  The assumptions of the Black-Scholes valuation method are discussed in notes 1 and 6 of the consolidated financial statements in Item 8 of our annual report on Form 10-K filed with the SEC on March 31, 2007

(3)             Messrs. Brunner and Consiglio served as directors for only a portion of 2006.

Grant Date Values

Name	Grant Date	Option Shares	Grant Date Fair Value
		(#)	($)
Dennis W. DeConcini	4/28/06	45,833	1.13
Thomas L. Doorley, III	2/14/06 4/28/06	25,000 135,833	1.27 1.13
Joel A. Katz	9/6/06	150,000	0.50
James R. Peters	7/3/06	150,000	0.85
Ralph R. Simon	4/28/06	158,833	1.13

Non-Employee Director Compensation Program.  In April 2006, our board of directors, acting upon the recommendations of the compensation committee of the board of directors, approved changes to the non-employee director compensation program for service on the board, effective on July 1, 2006.  The following details the non-employee director compensation program:

Annual Cash
Retainer Fee:	$20,000 ($5,000 per quarter)
Stock Options:	150,000 non-qualified stock options over 3 years vesting quarterly (1)

(1)             The number of options granted to newly elected non-employee directors and vesting of such options is pro-rated depending upon the remaining term of office (class) for which the director has been elected.

The annual cash retainer fee is payable at the beginning of each quarter.  Non-employee directors do not receive separate meeting fees or fees for service as committee chairs.  The options vest quarterly over the remaining term of office of each board member.  The term of the options is ten years from the date of grant for any option granted under the 1996 stock option and grant plan and six years for any option granted under the 2006 stock option and incentive plan.  The option grants also are subject to the terms of the applicable option plan and individual non-qualified stock option agreements.  In addition, we reimburse each non-employee director for his or her reasonable expenses for attending board, committee and stockholder meetings, as well as for certain expenses related to service on the board.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock at April 15, 2007 by:

•                  each person or entity known to us that beneficially owns more than 5% of our common stock;

•                  each member of our board of directors;

•                  each of our named executive officers; and

•                  all executive officers and directors as a group.

The number of shares of our common stock “beneficially owned” by each person or entity is determined in accordance with SEC rules.  Beneficial ownership includes any shares which the person or entity has sole or shared voting power or investment power and any shares which the person or entity has the right to acquire beneficial ownership within 60 days after April 15, 2007, including any shares which could be purchased by the exercise of stock options within 60 days after this date.

Unless otherwise indicated below, to our knowledge all persons and entities listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.  Unless otherwise indicated below, the address of each beneficial owner is: c/o Natrol, Inc., 21411 Prairie Street, Chatsworth, CA 91311.  We know of no agreements among our stockholders that relate to the voting or investment power over our common stock or any arrangement that may at a subsequent date result in our change of control.

The percentages of common stock beneficially owned are based on 14,152,227 shares of our common stock outstanding at April 15, 2007.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Financial & Investment Management Group, LTD (1) 111 Cass Street Traverse City, MI 49684	2,021,784	14.3%
Heartland Advisors, Inc. (2) William J. Nasgovitz (2) 789 North Water Street Milwaukee, WI 53202	1,410,998	10.0
Boston Partners Asset Management, L.L.C. (3) 28 State Street, 20th Floor Boston, MA 02109	1,231,210	8.7
Elliott Balbert (4)	6,029,500	42.6
Wayne M. Bos (5)	6,029,500	29.9
Craig D. Cameron (6)	183,334	1.3
Dennis R. Jolicoeur (7)	569,100	3.9
Steven S. Spitz (8)	42,247	*
Michael S. Surmeian (9)	154,734	1.1
Dennis W. DeConcini (10)	129,212	*
Thomas L. Doorley, III (11)	85,833	*
Joel A. Katz (12)	42,856	*
James R. Peters (13)	25,000	*
Ralph R. Simon (14)	46,333	*
All executive officers and directors as a group (11 persons) (15)	13,337,649	62.3%

*                    Less than 1% of the outstanding shares of our common stock.

(1)             Based solely on a Schedule 13G filed with the SEC on February 13, 2007.  Financial & Investment Management Group, Ltd. is a registered investment advisor, managing individual client accounts.  All shares are held in accounts owned by the clients of Financial & Investment Management Group, Ltd.  Accordingly, Financial & Investment Management Group, Ltd. disclaims beneficial ownership.  None of these clients hold more than five percent of the class.

(2)             Based solely on Amendment No. 2 to a Schedule 13G filed with the SEC on March 7, 2007.  These shares may be deemed beneficially owned within the meaning of Rule 13d-3 of the Securities Exchange Act of

                           1934 by (1) Heartland Advisors, Inc. by virtue of its investment discretion and voting authority granted by certain clients, which may be revoked at any time; and (2) William J. Nasgovitz, as a result of his ownership interest in Heartland Advisors, Inc., Heartland Advisors, Inc. and Mr. Nasgovitz each specifically disclaim beneficial ownership of these shares.

(3)             Based solely on Amendment No. 1 to a Schedule 13G filed with the SEC on February 14, 2007.  Boston Partners Asset Management, L.L.C. holds all of the shares under management for its clients, who have the right to direct the receipt of dividends, to receive dividends from such shares and to receive the proceeds from the sale of such shares. None of these clients hold more than five percent of the common stock of the company.

(4)             Includes 5,724,500 shares of our common stock owned by the Balbert Family Trust, a revocable trust of which Mr. Balbert and his wife, Cheryl Balbert, are trustees and of which Mr. and Mrs. Balbert and other members of their family are the beneficiaries. Also includes 305,000 shares of our common stock owned by Mr. Balbert’s daughter, for which Mr. Balbert disclaims beneficial ownership.

(5)             Consists of 6,029,500 shares of our common stock subject to options exercisable within 60 days of April 15, 2007 and issued in the name of BDL Investment Trust, for which Praxis Trustees Ltd. serves as trustee.  The beneficiaries of the trust are Mr. Bos and members of his family, including his wife and children.  Mr. Bos currently serves on the board of directors of the trustee.

(6)             Includes 183,334 shares of our common stock which may be purchased by Mr. Cameron upon the exercise of stock options within 60 days of April 15, 2007. Excludes the following shares of common stock which may be acquired pursuant to unvested stock options:  225,000 shares which vest in quarterly installments of 25,000 shares through July, 2009; 75,000 shares which vest in quarterly installments of 8,333 shares through June 2009; and, 116,666 shares which vest in quarterly installments of 16,666 shares through March 2009.

(7)             Includes 569,100 shares our of common stock which may be purchased by Mr. Jolicoeur upon the exercise of stock options within 60 days of April 15, 2007.

(8)             Includes 7,500 shares of our common stock owned by Mr. Spitz and 34,747 shares of common stock which may be purchased by Mr. Spitz upon the exercise of stock options within 60 days of April 15, 2007. Excludes the following shares of common stock which may be acquired pursuant to unvested stock options:  6,253 shares which vest in quarterly installments of 2,083 shares through February, 2008; and 9,000 shares which vest in quarterly installments of 1,125 shares through June 2009.

(9)             Includes 21,234 shares of our common stock owned by Mr. Surmeian and 133,500 shares of common stock which may be purchased by Mr. Surmeian upon the exercise of stock options within 60 days of April 15, 2007. Excludes 7,500 shares of common stock which may be acquired pursuant to unvested stock options which vest in quarterly installments of 1,250 shares through December 2008.

(10)       Includes 8,379 shares of our common stock owned by Mr. DeConcini and 120,833 shares of common stock which may be purchased by Mr. DeConcini upon the exercise of stock options within 60 days of April 15, 2007.

(11)       Includes 85,833 shares of our common stock which may be purchased by Mr. Doorley upon the exercise of stock options within 60 days of April 15, 2007. Excludes the following shares of common stock which may be acquired pursuant to unvested stock options:  65,000 shares which vest in quarterly installments of 16,250 shares through April 2008; and, 10,000 shares which vest in quarterly installments of 2,500 shares through June 2008.

(12)       Includes 42,856 shares of our common stock which may be purchased by Mr. Katz upon the exercise of stock options within 60 days of April 15, 2007. Excludes 107,144 shares of common stock which may be acquired pursuant to unvested stock options which vest in quarterly installments of 21,428 shares through June 2008.

(13)       Includes 25,000 shares of our common stock which may be purchased by Mr. Peters upon the exercise of stock options within 60 days of April 15, 2007. Excludes 125,000 shares of common stock which may be acquired pursuant to unvested stock options which vest in quarterly installments of 12,500 shares through July 2009.

(14)       Includes 46,333 shares of our common stock which may be purchased by Mr. Simon upon the exercise of stock options within 60 days of April 15, 2007. Excludes 112,500 shares of common stock which may be acquired pursuant to unvested stock options which vest in quarterly installments of 12,500 shares through April 2009.

(15)       Includes 7,271,036 shares of our common stock which may be purchased upon the exercise of stock options within 60 days of April 15, 2007. Excludes 859,063 shares of common stock which may be acquired pursuant to unvested stock options.

Equity Compensation Plan Information

The following table sets forth the shares of our common stock authorized for issuance under our equity compensation plans at December 31, 2006.

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

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

In February 2006, we entered into an agreement for the lease of a residence with an unrelated third party on behalf of Wayne M. Bos, our President and CEO.  Under the lease, we agreed to make monthly lease payments of $12,000.  Each month after making the monthly lease payment, we deducted an equal amount from Mr. Bos’ salary.  During fiscal 2006, we paid made aggregate payments under the lease of $127,200 and made a security deposit payment of $12,000.  We deducted these amounts in full against monies owed to Mr. Bos.

Review, Approval or Ratification of Transactions with Related Persons

Our board of directors adopted a written policy requiring that all interested transactions with related parties be approved or ratified by the Audit Committee.  A related person means any director, director nominee, executive officer or any immediate family member of such director or executive officer.  An interested transactions means any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which:

•                  the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year,

•                  Natrol is a participant, and

•                  any related party has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity).

The Audit Committee generally in advance reviews all material facts of all interested transactions and either approves or disapproves of the entry into the transaction.  If advance Audit Committee approval of an interested transaction is not feasible, then the transaction is considered and voted upon by the Audit Committee at its next regularly scheduled meeting.  In determining whether to approve or ratify an interested transaction, the Audit Committee takes into account, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Director Independence

Our board of directors has determined that Messrs. DeConcini, Doorley, Peters and Simon are independent directors under the Nasdaq listing standards.  These directors constitute all of the members of our board committees.  In 2006, Vernon Brunner and Ronald Consiglio also served on our board of directors, and both were determined by our board of directors to be independent under the Nasdaq listing standards.

Item 14.         Principal Accountant Fees and Services.

2006 and 2005 Audit and Other Fees

The following table summarizes the aggregate fees billed by our principal accountant, Stonefield Josephson, Inc., for 2006 and 2005 for the following professional services:

	2006	2005

Audit Fees (a)	$227,762	$262,647
Audit-Related Fees	—	—
Tax Fees (b)	—	—
All Other Fees	—	—
Total	$227,762	$262,647

(a)             Fees for audit services billed in 2006 and 2005 consisted of:

•                  audit of our annual financial statements;

•                  reviews of our quarterly financial statements; and

•                  statutory and regulatory audits, consents and other services related to SEC matters.

(b)            A professional service firm other than Stonefield Josephson, Inc. provided other tax consulting and preparation services.

Pre-Approval of Audit and Non-Audit Services

In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Under its charter, the Audit Committee must pre-approve all audit and permitted non-audit services to be provided by the independent auditor unless an exception to such pre-approval exists under the Securities Exchange Act of 1934 or the rules of the SEC.

Each year the Audit Committee approves the retention of the independent auditor to audit our financial statements, including the associated fee. At this time, the Audit Committee evaluates other known potential engagements of the independent auditor, including the scope of audit related services, tax services and other services proposed to be performed and the proposed fees, and approves or rejects each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management.

Since May 6, 2003, the effective date of the SEC rules stating that an auditor is not independent of an audit client unless the services it provides to the client are appropriately approved, each new engagement of our auditors has been approved in advance by the Audit Committee.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 2007.

Natrol, Inc.

By:	/s/ Dennis R. Jolicoeur
Dennis R. Jolicoeur
Chief Financial Officer, Treasurer and Executive Vice President

S-1

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002