Form 10-Q
period 2007-03-31
NATROL INC
filed 2007-05-14
CIK 1025573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 7, 2007, 14,152,227 shares of the registrant’s common stock were outstanding.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

Natrol, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$581	$1,003
Accounts receivable, net of allowances of $237 and $181 at March 31, 2007 and December 31, 2006, respectively	8,487	6,485
Inventory	11,444	11,788
Income taxes receivable	280	375
Deferred income taxes	1,634	1,630
Prepaid expenses and other current assets	1,602	1,743
Total current assets	24,028	23,024
Property and equipment:
Building and improvements	14,991	14,953
Machinery and equipment	5,816	5,757
Furniture and office equipment	3,027	3,013
	23,834	23,723
Accumulated depreciation and amortization	(10,220)	(9,912)
Property and equipment, net	13,614	13,811

Restricted cash	5,250	5,000
Deferred income taxes	4,265	4,265
Goodwill, net of accumulated amortization and impairment charge	2,026	2,026
Trademarks	5,730	5,730
Other assets	933	744
Total assets	$55,846	$54,600

Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$2,952	$3,694
Accounts payable	4,274	3,058
Accrued expenses	2,763	2,558
Accrued payroll and related liabilities	1,326	1,185
Current portion of long-term debt	423	414
Total current liabilities	11,738	10,909

Long-term debt, less current portion	6,191	6,301

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value of $0.01 per share: Authorized shares—2,000,000; Issued and outstanding shares—none	—	—
Common stock, par value of $0.01 per share: Authorized shares—50,000,000 Issued and outstanding shares—14,152,227 and 14,116,148 at March 31, 2007 and December 31, 2006 respectively	142	141
Additional paid-in capital	61,826	61,638
Accumulated deficit	(24,069)	(24,409)
Accumulated other comprehensive income	18	20
Total stockholders’ equity	37,917	37,390
Total liabilities and stockholders’ equity	$55,846	$54,600

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Condensed Statements of Income

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006

Net sales	$18,707	$16,923
Cost of goods sold	9,921	10,029
Gross profit	8,786	6,894
Selling and marketing expenses	5,026	4,091
General and administrative expenses	3,016	2,817
Total operating expenses	8,042	6,908
Operating income (loss)	744	(14)

Interest income	32	56
Interest expense	(221)	(154)
Gain on sale of property	—	230
Income before income taxes	555	118
Income tax provision	215	45
Net income	$340	$73
Income per share:
Basic	$0.02	$0.01
Diluted	0.02	0.01

Weighted-average shares outstanding:
Basic	14,145,073	13,534,237
Diluted	15,226,377	13,805,234

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Operating activities
Net income	$340	$73

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	346	348
Foreign currency translation	(2)	—
Provision for bad debts	56	(27)
Deferred income taxes	(4)	(104)
Option Expense	131	292
Changes in operating assets and liabilities:
Accounts receivable	(2,058)	(1,192)
Inventory	344	(966)
Income taxes receivable	95	134
Prepaid expenses and other current assets	141	154
Accounts payable	1,215	(335)
Accrued expenses	205	1,069
Accrued payroll and related liabilities	141	455
Net cash provided by (used in) operating activities	950	(99)

Investing activities
Purchases of property and equipment	(111)	(222)
Sale of property	—	759
Investment in foreign affiliate	(102)	—
Other assets	(374)	40
Net cash provided by (used in) investing activities	(587)	577

Financing activities
Repayment of line of credit	(742)	—
Repayments on long-term debt	(102)	(132)
Proceeds from issuance of common stock	59	35
Net cash (used in) financing activities	(785)	(97)

Net increase (decrease) in cash and cash equivalents	(422)	381
Cash and cash equivalents, beginning of period	1,003	3,097
Cash and cash equivalents, end of period	$581	$3,478

See accompanying notes

Natrol, Inc. and Subsidiaries

Notes to Consolidated Unaudited Financial Statements

(In thousands, except share and per share data)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by Natrol, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This quarterly report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2006. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year or any other period.

2. STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (SFAS 123R). This statement requires that the cost resulting from all share-based payment transactions be recognized in the Company’s consolidated financial statements. In addition, in March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 provides the SEC staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

In 2006, the Company adopted the fair value recognition provisions of SFAS 123R utilizing the modified-prospective-transition method, as prescribed by SFAS 123R. Under the transition method, compensation cost recognized during the three months ended March 31, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, and (b) compensation expense for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

During the three months ended March 31, 2007, the Company granted options to purchase 27,500 shares of common stock. During the three months ended March 31, 2006 the Company granted options to purchase 7,399,999 shares of common stock. Of the 7,399,999 shares, 6,029,500 options were granted to Wayne M. Bos upon his appointment as the Company’s CEO and President. This option award was approved by the stockholders of the Company at its 2006 annual meeting of stockholders. The remaining 1,370,499 options were granted to other employees and directors. The options granted to Mr. Bos have certain service and performance conditions which have been discussed in the Company’s prior SEC filings. These options were fully vested upon grant, and we recognized a related expense of $0.3 million during the first quarter of 2006.

The Company used a Monte Carlo method to simulate stock price paths over the term of the 6,029,500 options awarded to Mr. Bos. All other options were valued using a Black-Scholes model. The Monte Carlo method, which is one acceptable valuation method per SFAS 123R, was used due to many factors which make utilizing a Black-Scholes model inappropriate for a block of options of this magnitude. These factors include but are not limited to the size of the grant in relation to the total shares outstanding, the trading volume of the Company’s stock and the holder’s ability to resell the shares, and the control factor, which the size of the grant implies. The Company used the services of a well-credentialed group of valuation experts to perform the valuation of Mr. Bos’ options. This group developed multiple scenarios, including continuing operation and sale scenarios, to assess the potential to create shareholder value over the term of the options. The resulting Monte Carlo analysis gave rise to a range of fair values for which the mean amount was utilized in valuing the options for Mr. Bos.

All other stock options were valued using a Black-Scholes model. Under SFAS 123R, the Company will continue to utilize the Black-Scholes model to estimate the fair market value related to employee stock options after January 1, 2006, unless such method is clearly inappropriate for a significant block of stock options, such as were granted to Mr. Bos. The

Company’s assessment of the estimated compensation charges for these other stock options is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and expected employee stock option behavior.  The Company recorded option expenses of $131,000 and $292,000 for the three months ended March 31, 2007 and 2006, respectively.

The following summarizes the Company’s stock option activity for the three months ended March 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Number of option shares:
Outstanding at January 1, 2007	8,618,256	$2.32
Granted	27,500	3.32
Exercised	18,500	1.38
Canceled or expired	50,000	2.16
Outstanding at March 31, 2007	8,577,256	$2.32	4.45	$0.0
Exercisable at March 31, 2007	7,507,318	$2.33	4.12	$0.0

The total fair value of the nonvested options as of March 31, 2007 was $957,433. The aggregate intrinsic value of the nonvested options as of March 31, 2007 was $0.0.

The following summarizes the fair value of the Company’s unvested stock options that vested during the three months ended March 31, 2007.

	Shares	Weighted Average Fair Value
Nonvested at January 1, 2007	1,231,574	$0.91
Granted	27,500	0.99
Canceled or expired	45,000	1.21
Vested	144,136	0.91
Nonvested at March 31, 2007	1,069,938	$0.89

The Black-Scholes option-pricing model is used by the Company to determine the weighted average fair value of options except for the Wayne Bos options. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Three months ended
	March 31,
	2007	2006

Weighted average fair value at date of grant for options granted during the period using Black-Sholes	$0.99	$1.14
Risk-free interest rates	4.36%	4.70%
Expected stock price volatility	60.28	60.74
Expected dividend yield	0.0%	0.0%

These assumptions resulted in a weighted-average fair value of $0.99 and $0.89, respectively, for each stock option valued using the Black-Scholes method and granted in each of the three-month periods ended March 31, 2007 and 2006.

3. INVENTORY

Inventories consist of the following:

	March 31, 2007	December 31, 2006
Raw material and packaging supplies	$7,457	$6,778
Finished goods	4,287	5,010
Total inventory	$11,744	$11,788

4. SHIPPING AND HANDLING COSTS

The Company records all amounts charged to customers for shipping and handling as revenue. All outbound shipping and fulfillment costs are classified as selling and marketing expenses and totaled approximately $0.8 million in the three-month periods ended March 31, 2007 and 2006, respectively.

5. EARNINGS PER SHARE

The Company calculates income per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents (stock options), when dilutive.

As of March 31, 2007 and 2006, options to purchase 8,577,256 and 2,513,717 shares of common stock were respectively outstanding. For the three months ended March 31, 2007 and 2006, 327,500 and 1,120,000 options were respectively considered to be anti-dilutive.

6. SENIOR CREDIT FACILITY

The Company is party to a loan and security agreement with Wachovia Capital Finance (Western), as agent, the lenders party thereto, Prolab Nutrition, the Company’s wholly owned subsidiary, and certain of its other subsidiaries, as guarantors. The loan agreement provides for a three-year secured revolving credit facility of up to $10 million. Borrowings under the facility may be used for ongoing working capital purposes and certain future acquisitions. At March 31, 2007, the Company had $3.0 million of borrowings outstanding under the facility.

Under the credit facility, the Company may borrow up to the lesser of $10 million and the borrowing base (calculated based upon eligible inventory and eligible accounts). The interest rate on borrowings under the credit facility is equal to: (1) agent’s publicly announced prime rate for prime rate loans or (2) 2.25% plus the applicable Eurodollar rate for any Eurodollar rate loans. Interest is payable monthly in arrears not later than the first day of each calendar month. The agent’s prime rate as of March 31, 2007 was 8.25%. The credit facility requires that all principal be repaid in August 2009. Additionally, borrowings under the credit facility must be repaid when the borrowings exceed the borrowing base.

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

7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact this Statement will have on our consolidated financial statements.

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

9. SUBSEQUENT EVENTS

In April 2007, we sold our 94,000 square foot manufacturing, distribution and office facility and our 132,000 square foot shipping facility both located in Chatsworth, California.  The sales price for the properties was $26.0 million.  After paying expenses associated with the transaction, taxes, and extinguishing the mortgage debt on the buildings, we netted approximately $12.0 million in cash.

In conjunction with the sale, we entered into five year leases for each of the buildings.

Aggregate rental payments for each annual 12-month period are:

(000)
Year one	$1,323
Year two	1,363
Year three	1,403
Year four	1,445
Year five	1,489

The leases are triple net leases. We are obligated to pay the lessor a 2% management fee and to reimburse the lessor for property taxes and building maintenance expenses.

In accordance with SFAS 13, Accounting for Leases, we will record a gain on the sale of approximately $6.0 million during the second quarter of 2007.  The remainder from the sale of the properties will be capitalized as a future benefit and will be amortized to reduce rental expense during each of the five years of the lease period by approximately $1.1 million per year.

10.  ACQUISITION COMMITMENTS

Consideration for the acquisition of the NuHair and Shen Min brands includes potential incentive payments based upon the net amount of invoiced sales of the NuHair and Shen Min products during fiscal 2007, 2008 and 2009.  For 2007, the Company is obligated to pay the seller of the brands $1.00 (one dollar) for every dollar of net invoiced sales in excess of $7.6 million, calculated on a quarterly basis.   The potential incentive payment for 2007 may not exceed $2.0 million.  For 2008, the Company is obligated to pay the seller 15% of the amount by which net invoiced sales exceed $11.4 million.  For 2009, the Company is obligated to pay the Seller 15% of the amount by which net invoiced sales exceed $13.68 million.  During the first quarter of 2007, net invoiced sales of the NuHair and Shen Min brands amounted to $2.3 million.

Consideration for the license of the exclusive U.S. rights to the Promensil and Trinoven brands includes a royalty on net sales revenue that exceeds $2.0 million.  Until 2014, the Company is obligated to pay Novogen a royalty equal to 5.0% of annual net sales between $2.0 to 3.0 million and a royalty equal to 7.5% of annual net sales in excess of $3.0 million.  After 2014, the Company is obligated to pay Seller a royalty equal to 2% of annual net sales between $2.0 to $3.0 million and a royalty equal to 3.0% of annual net sales in excess of $3.0 million.  During the first quarter of 2007, net sales revenue of the Promensil and Trinoven brands amounted to $0.6 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act. These statements are based on our expectations, hopes, beliefs, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases, such as “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in this Item 2 regarding our financial performance, revenue and expense levels in the future, and the sufficiency of our existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements as a result of the risks, uncertainties and contingencies discussed below and in our annual report on Form 10-K for the year ended December 31, 2006. The fact that some of the risks, uncertainties and contingencies may be the same or similar to past reports we have filed with the SEC means only that the risks are present in multiple periods.

Our ability to predict results or the affect of certain events on our future operating results is inherently uncertain. Forward-looking statements should not be unduly relied on, since they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Therefore, we wish to caution you to carefully consider the following factors discussed in our other SEC reports. The factors discussed herein may not be exhaustive. Therefore, the factors contained herein should be read together with our other reports and documents which are filed by us with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this report. Factors that could cause or contribute to our actual results differing materially from those discussed herein include, but are not limited to:

•                  our ability to develop and execute our business plans;

•                  our ability to replace our Ester-C® business once we have used the remaining inventory of Ester-C;

•                  adverse publicity regarding our products and any similar products distributed by others;

•                  our ability to manage the risks associated with our acquisition strategy;

•                  our ability to retain and attract talented management and key employees;

•                  our insurance coverage or third party indemnification rights may be insufficient to cover losses that we incur;

•                  we may experience greater than expected product returns;

•                  our failure to adequately anticipate sales needs;

•                  any shortage in the supply of key raw materials;

•                  our ability to protect our intellectual property;

•                  our exposure to product liability claims, as well as the limits of our self insurance program for products liability claims;

•                  our sales and earnings volatility;

•                  our ability to engage in many transactions prohibited by our senior credit facility;

•                  legal actions brought by federal, state and local governmental authorities and private parties

•                  increased competition from existing competitors and new market entrants, including from private label house brands; and

•                  the impact of natural disasters on our manufacturing facility.

The forward-looking statements contained in this report are made as of the date of this report, and we assume no obligation to update them or to update the reasons why actual results could differ from those projected in these forward-looking statements.

OVERVIEW

General

We manufacture and market branded, high-quality dietary supplements, herbal teas, and sports nutrition products under six primary brands: Natrol®, Laci Le Beau®, Prolab®, Nu Hair® , Shen Min®, and  Promensil®. Through our Essentially Pure Ingredients® (EPI) division we also sell nutraceutical grade ingredients to other manufacturers of nutrition products and provide contract manufacturing services to companies within the nutraceutical industry.

The majority of our dietary supplements are sold under the Natrol brand. Our Natrol brand focuses on supplements that are in high demand as well as specialty niche and proprietary formulations that have potentially strong margins. These supplements include vitamins, minerals, hormonal supplements, herbal products and specialty combination formulas that contribute to an individual’s physical and mental well-being.

The key elements of our business strategy are to:

•                  Control our cost and improve margins;

•                  Develop or acquire new products and product lines that can help us capitalize upon our infrastructure;

•                  Expand the distribution of our products to new markets, including internationally; and,

•                  Improve the marketing of our products.

Management Overview

We concluded the first quarter of 2007 with net income of $340,000. This was our fifth successive profitable quarter.

Our net sales for the three months ended March 31, 2007 were 10.5% or $1.8 million more than our net sales for the same period in 2006. The prime reason for the increase in net revenue was the acquisition of the NuHair, Shen Min and Promensil brands in October 2006.

The newly acquired brands have stronger gross margins than the core Natrol and Prolab brands. Due to the favorable effects of the new product mix, as well as increased manufacturing efficiency, our gross margin in the quarter ended March 31, 2007 increased to 47.0% from 40.7% in the quarter ended March 31, 2006, and the gross margin for the first quarter of 2007 is also more than the 43.4% recorded for the year ended December 31, 2006.

During the quarter we controlled our costs.  General and administrative expenses increased $199,000 in absolute dollar terms but declined in percentage terms, from 16.6% of net revenue in the quarter ended March 31, 2006 to 16.1% for the quarter ended March 31, 2007, despite the increased administrative costs of our acquisitions and increased administrative costs resulting from the establishment of a subsidiary in the United Kingdom during the third-quarter of 2006.  Net revenue from our UK subsidiary amounted to $389,000 for the quarter.  While the subsidiary is not yet profitable, our operating loss from the UK subsidiary was not large, amounting to $18,000.  Management continues to believe that this investment in the UK will be beneficial to the Company’s long-term growth.

Total selling and marketing cost increased  as a percentage of revenue.  We added some personnel to support our new brands as well as our operations in the United Kingdom and we spent approximately $170,000 more in the first quarter of 2007 than the first quarter of 2006 on coop advertising expenses.  But, more significantly we invested in marketing.  Our marketing expenditures increased approximately $636,000 during the first quarter of 2007 when compared to the first quarter of 2006.  The expenditure was made to support our brands.

An important part of our business strategy is to develop or acquire new products with strong margins that can capitalize upon our infrastructure.  Senior management is focused on this effort.  Our policy it not to announce any potential acquisition until an acquisition agreement has been signed.

At the end of March 2007, we invested $102,000 to acquire a 51% interest in a Hong Kong affiliate.  Because operational control of the subsidiary will remain with our Hong Kong business partners, the investment will be accounted for using the equity method of consolidation.  The Company does not believe that, in the short-term, revenue, profits or losses generated by the subsidiary will be material. We believe that in the long-term, our having a presence in Asia and our having a means of selling product in China is important.

Another aspect of our core strategy is to ensure that our core brands continue to prosper.  We continue to try to expand the distribution of all of our brands across the channels of distribution in which we compete and to improve the profitability of each segment of our business.

An important challenge in the months ahead will be to replace our Ester-C® business. Ester-C® has represented more than 10% of our revenue in each of the last three years. In 2006, the manufacturer and patent holder of Ester-C® was acquired by NBTY (Nasdaq: NTY), a competitor of ours. NBTY has indicated that it does not intend to continue selling Ester-C® to third party manufacturers beyond the term of existing supply contracts. Our supply agreement extends through March, 2008.   However, due to our not being able to sell Ester-C beyond the terms of our supply agreement, we do not believe that promoting Ester-C is beneficial to us and, as a result, there is a strong likelihood that the amount of Ester-C sales will decline in the months ahead.  While we have a strategy to replace the lost Ester-C sales, it is unlikely that any strategy will, in the short-term, replace all of the lost Ester-C business.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006

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

Net sales increased 10.5%, or $1.8 million, to $18.7 million for the three months ended March 31, 2007 from $16.9 million for the three months ended March 31, 2006. Sales of $2.5 million from the acquired NuHair, Shen Min and Promensil brands were partially offset by a decline of approximately $450,000 in EPI revenue and a decline of approximately $560,000 of Prolab revenue.

GROSS PROFIT. Gross profit increased 27.4%, or $1.9 million, to $8.8 million for the three months ended March 31, 2007 from $6.9 million for the three months ended March 31, 2006. Gross margin increased to 47.0% for the three months ended March 31, 2007 from 40.7% for the three months ended March 31, 2006. The increase in gross margin was primarily due to product mix as well as improved manufacturing efficiency.  The change in product mix was due to the acquisition of the NuHair, Shen Min and Promensil brands, each of which maintain higher gross margin percentages than the average of all of our products.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of advertising and promotional expenses, costs of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased 22.9%%, or $0.9 million, to $5.0 million for the three months ended March 31, 2007 from $4.1 million for the three months ended March 31, 2006.  Selling expenses increased approximately $0.3 million due to increased staffing and promotion required by our acquisitions and the establishment of a subsidiary in the United Kingdom.  Marketing expenses increased approximately $0.6 million due to increased expenditures on traditional media and trade shows.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, as well as professional fees related to legal, audit and tax matters and depreciation. General and administrative expenses increased 7.1%, or $0.2 million to $3.0 million for the three months ended March 31, 2007 from $2.8 million for the three months ended March 31, 2006. The reason for the increase was the infrastructure and payroll necessary to support our acquisitions and our subsidiary in the United Kingdom.

INTEREST EXPENSE. We recorded interest expense of $221,000 for the three months ended March 31, 2007 as compared to interest expense of $154,000 for the three months ended March 31, 2006.  The increase was due to borrowings under our line of credit.  This additional interest expense was partially offset by our repayment of a term note in October 2006.

INCOME TAX EXPENSE. Our effective tax rate was 38.9% in the three months ended March 31, 2007 and 38.0% in the three months ended March 31 2006.  The difference is partially due to the differences in tax rates between the United States and the United Kingdom.  We do not consider the change material.

SALE OF BUILDING. During the first quarter of 2006, we sold a building we owned in Bloomfield, Connecticut that was formerly used as a shipping facility for our Prolab brand. The approximate net book value of the property, plant and plant improvements that were sold was $759,000 and the gain, net of brokerage, legal and other related expenses was approximately $230,000.

Liquidity and Capital Resources

At March 31, 2007, we had working capital of $12.3 million as compared to $12.1 million in working capital at December 31, 2006. Our cash balance at March 31, 2007 was approximately $0.6 million.

Operating Activities

Net cash provided by operating activities was $1.0 million for the three months ended March 31, 2007 compared to net cash used of approximately $0.1 million for the three months ended March 31, 2006. Cash provided by operating activities during the three months ended March 31, 2007 consisted primarily of cash provided by non-cash charges of $0.5 million and cash provided because of changes in operating assets and liabilities of $0.1 million and by our profit of $0.3 million.

During the three months ended March 31, 2007, depreciation and amortization provided $0.3 million of cash, the expensing of stock options $0.1 million of cash, and, increasing the provision for bad debts provided $0.1 million.  These non-cash sources of cash were offset by a small decrease in foreign currency translation and a small increase in deferred income taxes.

Cash provided by operating assets and liabilities consisted primarily of an increase in accounts payable of $1.2 million, an increase in accrued expenses of $0.2 million, an increase in accrued payroll of $0.1 million, a decrease in inventory of $0.3 million, a decrease of $0.1 million in income taxes receivable, and, a decrease in prepaid expenses of $0.1 million offset by an increase in accounts receivable of $2.1 million.  The increase in accounts receivable is due to the timing of sales. The increase in accounts payable is also due to timing and payables are uniformly within vendor terms.

Investing Activities

Net cash used by investing activities was $0.6 million for the three months ended March 31, 2007 compared to net cash provided of $0.6 million during the three months ended March 31, 2006. During the three months ended March 31, 2007, we invested $0.1 million in new equipment and $0.1 million in acquiring a 51% interest in a Hong Kong based affiliate  We also increased restricted cash used to support our self insurance program by $0.3 million and invested $0.1 million in miscellaneous other assets.

Financing Activities

Net cash used by financing activities was $0.8 million for the three months ended March 31, 2007 compared to cash used of $0.1 during the three months ended March 31, 2006. During the three months ended March 31, 2007, we repaid $0.7 million of our line of credit and $0.1 million of our long-term debt. During the three months ended March 31, 2007, we received $0.1 million from the exercise of stock options. As of March 31, 2007, we had $6.6 million of long-term debt and $3.0 million of short-term debt under our line of credit.  All long-term and short-term debt was paid off in April 2007 when we sold our headquarters and shipping facilities. (See Subsequent Events.)

Senior Credit Facility

In August 2006, we entered into a loan and security agreement with Wachovia Capital Finance (Western), as agent, the lenders party thereto, Prolab Nutrition, our wholly owned subsidiary, and certain of our other subsidiaries, as guarantors. The loan agreement provides for a three-year, secured, revolving credit facility of up to $10 million. Borrowings under the facility will be used for ongoing outstanding working capital purposes and certain future acquisitions. At April 30, 2007, we had no borrowings under the facility.

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

New Accounting Standards

The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not determined the effect, if any, the adoption of FIN 48 will have on our consolidated financial statements. We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this Statement will have on our consolidated financial statements.

Critical Accounting Policies

Management’s beliefs regarding significant accounting policies have not changed significantly from those discussed in Item 7 of our annual report on Form 10-K for the year ended December 31, 2006.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risks is limited to interest rate risks. The risks related to foreign currency exchange rates are immaterial and we do not use derivative financial instruments.

We are subject to interest rate market risk associated with our bank debt. Even so, we do not believe the risk associated with such borrowing is significant. Additionally, we do not believe that the risk is significant for our long-term debt due to the low fixed rates and relative insignificance of the fixed long-term debt to our balance sheet. Our long-term debt is comprised of two fixed rate mortgage notes with a total principal balance of approximately $6.6 million collateralized by our headquarters building and our shipping facility.  We also have $3.0 million of short-term debt associated with our line of credit whose interest is variable at the prime rate.  The line of credit is collateralized by our general assets. The two mortgage notes and the line of credit were paid off in conjunction with the sale of our headquarters and shipping facility in April 2007 We continue to maintain the line of credit.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive and principal financial officers have concluded that, as of the period covered by this report,  our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.    Other Information

Our 2007 annual meeting of stockholders will be delayed by more than 30 days from June 8, the anniversary date of the 2006 annual meeting of stockholders.  Our board of directors has not yet determined the date of the 2007 annual meeting of stockholders.  We will provide all required information about the 2007 annual meeting of stockholders when it becomes available.

PART II-OTHER INFORMATION

Item 1A.                 Risk Factors

Information concerning certain risks and uncertainties appears in Part I, Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2006). You should carefully consider these risks and uncertainties before making an investment decision with respect to shares of our common stock. Such risks and uncertainties could materially adversely affect our business, financial condition or operating results.

During the three months ended March 31, 2007, there has been no material change from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006

Item 6.    Exhibits

Exhibit No.	Description
Exhibit 10.19	Purchase Agreement dated as of March 29, 2007 between Natrol Real Estate, Inc. and Natrol Real Estate II, Inc., as seller, and Realty Associates Advisors, LLC, as purchaser.
Exhibit 10.20	Standard Industrial/Commercial Single-Tenant Lease — Net dated March 6, 2007 between VRS Chatsworth LLC and Natrol, Inc., including addendum (Prairie).
Exhibit 10.21	Standard Industrial/Commercial Single-Tenant Lease — Net dated March 6, 2007 between VRS Chatsworth LLC and Natrol, Inc., including addendum (Owensmouth).
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2007	NATROL, INC.

	By:	/s/ Dennis R. Jolicoeur
Dennis R. Jolicoeur
Chief Financial Officer, Treasurer and Executive Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)