Form 10-Q
period 2007-06-30
NATROL INC
filed 2007-08-14
CIK 1025573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 5, 2007, 14,157,044 shares of the registrant’s common stock were outstanding.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

Natrol, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands, except share and per share data)

	June 30	December 31
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,640	$1,003
Accounts receivable, net of allowances of $241 and $181 at June 30, 2007 and December 31, 2006, respectively	11,274	6,485
Inventory	20,057	11,788
Income taxes receivable	—	375
Deferred income taxes	1,635	1,630
Prepaid expenses and other current assets	1,164	1,743
Total current assets	42,770	23,024
Property and equipment:
Building and improvements	—	14,953
Machinery and equipment	6,122	5,757
Furniture and office equipment	3,038	3,013
	9,160	23,723
Accumulated depreciation and amortization	(7,343)	(9,912)
Property and equipment, net	1,817	13,811

Restricted cash	5,250	5,000
Deferred income taxes	4,265	4,265
Goodwill, net of accumulated amortization and impairment charge	2,026	2,026
Trademarks	5,730	5,730
Other assets	1,047	744
Total assets	$62,905	$54,600

Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$—	$3,694
Accounts payable	8,039	3,058
Accrued expenses	3,081	2,558
Accrued payroll and related liabilities	1,364	1,185
Income taxes payable	2,850	—
Current portion of long-term debt	12	414
Total current liabilities	15,346	10,909

Long-term debt, less current portion	31	6,301
Deferred benefit from sale leaseback	5,280	—

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value of $0.01 per share: Authorized shares—2,000,000; Issued and outstanding shares—none	—	—
Common stock, par value of $0.01 per share: Authorized shares—50,000,000, Issued and outstanding shares—14,155,544 and 14,116,148 at June 30, 2007 and December 31, 2006, respectively	142	141
Additional paid-in capital	61,965	61,638
Accumulated deficit	(19,896)	(24,409)
Accumulated other comprehensive income	37	20
Total stockholders’ equity	42,248	37,390
Total liabilities and stockholders’ equity	$62,905	$54,600

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Condensed Statements of Income

(In thousands, except share and per share data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$19,547	$16,587	$38,254	$33,511
Cost of goods sold	10,263	9,394	20,184	19,423
Gross profit	9,284	7,193	18,070	14,088

Selling and marketing expenses	5,549	4,092	10,575	8,183
General and administrative expenses	2,998	2,831	6,015	5,649
Total operating expenses	8,547	6,923	16,590	13,832
Operating income	737	270	1,480	256

Interest income	151	60	184	116
Interest expense	(70)	(153)	(291)	(307)
Other (Loss)	(35)	—	(35)	—
Gain on sale of property	6,062	—	6,062	230
Income before taxes	6,845	177	7,400	295
Income tax provision	2,672	77	2,887	122
Net income	$4,173	$100	$4,513	$173

Income per share:
Basic	$0.29	$0.01	$0.32	$0.01
Diluted	$0.25	$0.01	$0.28	$0.01

Weighted-average shares outstanding—basic and diluted

Basic	14,153,601	13,563,747	14,149,355	13,557,115
Diluted	16,763,440	13,914,763	16,093,514	13,865,531

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Six months ended
	June 30,
	2007	2006

Operating activities
Net income	$4,513	$173

Adjustments to reconcile income to net cash provided by (used) in operating activities:
Gain on sale of property	(6,062)	—
Depreciation and amortization	605	697
Foreign currency translation	17	—
Provision for bad debts	60	(37)
Deferred income taxes	(5)	(128)
Shares issued for services	—	32
Option expense	264	359
Changes in operating assets and liabilities:
Deferred benefit from sale leaseback	5,280	—
Accounts receivable	(4,849)	(781)
Inventory	(8,270)	(439)
Income taxes receivable/payable	3,225	205
Prepaid expenses and other current assets	579	234
Accounts payable	4,979	(3,102)
Accrued expenses	522	1439
Accrued payroll and related liabilities	179	238
Net cash provided by (used in) operating activities	1,037	(1,110)

Investing activities
Purchases of property and equipment	(234)	(267)
Proceeds from sale of property	26,000	—
Cash outlay for acquisition	(8,235)	759
Other assets	(629)	12
Net cash provided by investing activities	16,902	504

Financing activities
Repayment of line of credit	(3,694)	—
Repayments on long-term debt	(6,672)	(263)
Proceeds from issuance of common stock	64	34
Net cash used in financing activities	(10,302)	(229)

Net increase (decrease) in cash and cash equivalents	7,637	(835)
Cash and cash equivalents, beginning of period	1,003	3,097
Cash and cash equivalents, end of period	$8,640	$2,262

See accompanying notes

Natrol, Inc. and Subsidiaries

Notes to Consolidated Unaudited Financial Statements

(In thousands, except share and per share data)

1. BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements have been prepared by Natrol, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This quarterly report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2006. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three and six  months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year or any other period.

2. STOCK BASED COMPENSATION

During the three and six month periods ended June 30, 2007, the Company granted options to purchase 50,000 shares and 77,500 shares of common stock, respectively. During the three and six month periods ended June 30, 2006 the Company granted options to purchase 497,499 and 6,786,999 shares of common stock, respectively. Of these shares, 6,029,500 options were granted to Wayne M. Bos upon his appointment as the Company’s CEO and President. This option award was approved by the stockholders of the Company at its 2006 annual meeting of stockholders. The remaining options were granted to other employees and directors. The options granted to Mr. Bos have certain service and performance conditions which have been discussed in the Company’s prior SEC filings. These options were fully vested upon grant, and we recognized a related expense of $0.3 million during the first quarter of 2006.

The Company used a Monte Carlo method to simulate stock price paths over the term of the 6,029,500 options awarded to Mr. Bos. All other options were valued using a Black-Scholes model. The Monte Carlo method, which is one acceptable valuation method per Statement of Financial Accounting Standard 123R, was used due to many factors which make utilizing a Black-Scholes model inappropriate for a block of options of this magnitude. These factors include but are not limited to the size of the grant in relation to the total shares outstanding, the trading volume of the Company’s stock and the holder’s ability to resell the shares, and the control factor, which the size of the grant implies. The Company used the services of a well-credentialed group of valuation experts to perform the valuation of Mr. Bos’ options. This group developed multiple scenarios, including continuing operation and sale scenarios, to assess the potential to create shareholder value over the term of the options. The resulting Monte Carlo analysis gave rise to a range of fair values for which the mean amount was utilized in valuing the options for Mr. Bos.

All other stock options were valued using a Black-Scholes model. Under SFAS 123R, the Company will continue to utilize the Black-Scholes model to estimate the fair market value related to employee stock options granted, modified, cancelled or repurchased after January 1, 2006, unless such method is clearly inappropriate for a significant block of stock options, such as were granted to Mr. Bos. The Company’s assessment of the estimated compensation charges for these other stock options is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and expected employee stock option behavior.  The Company recorded option expenses of $133,000 and $265,000 for the three  and six month periods ended June 30, 2007 and $67,000 and $359,000 for the three and six month periods ended June 30, 2006, respectively.

The following summarizes the Company’s stock option activity for the six months ended June 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Number of option shares:
Outstanding at January 1, 2007	8,618,256	$2.32
Granted	77,500	3.44
Exercised	21,817	1.39
Canceled or expired	63,500	2.23
Outstanding at June 30, 2007	8,610,439	$2.33	4.21	$0.0
Exercisable at June 30, 2007	7,645,429	$2.33	3.92	$0.0

The total fair value of unvested options as of June 30, 2007 was $882,508. The aggregate intrinsic value of unvested options as of June 30, 2007 was $0.0.

The following summarizes the fair value of the Company’s unvested stock options that vested during the six months ended June 30, 2007.

	Shares	Weighted Average Fair Value
Unvested at January 1, 2007	1,231,574	$0.91
Granted	77,500	1.11
Canceled or expired	53,500	1.21
Vested	290,564	0.91
Unvested at June 30, 2007	965,010	$0.91

The Black-Scholes option-pricing model is used by the Company to determine the weighted average fair value of options, except for the options granted to Wayne Bos. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Six months ended
	June 30,
	2007	2006

Weighted average fair value at date of grant for options granted during the period using Black-Sholes	$1.11	$1.39
Risk-free interest rates	4.45%	4.51%
Expected stock price volatility	59.72	60.82
Expected dividend yield	0.0%	0.0%

These assumptions resulted in a weighted-average fair value of $1.11 and $1.39 respectively, for each stock option valued using the Black-Scholes method and granted in each of the six-month periods ended June 30, 2007 and 2006.

3. INVENTORY

Inventories consist of the following:

	June 30, 2007	December 31, 2006
	(In thousands)
Raw material and packaging supplies	$9,920	$6,778
Finished goods	10,137	5,010
Total inventory	$20,057	$11,788

4. SHIPPING AND HANDLING COSTS

The Company records all amounts charged to customers for shipping and handling as revenue. All outbound shipping and fulfillment costs are classified as selling and marketing expenses and totaled approximately $0.9 and $1.7 million for the three and six month periods ending June 30, 2007 and approximately $0.8 and $1.6 million in the three and six month periods ended June 30, 2006.

5. EARNINGS PER SHARE

The Company calculates income per share in accordance with Statement of Financial Accounting Standard No. 128, Earnings per Share. Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents (stock options), when dilutive.

As of the three and six month periods ending June 30, 2007 and 2006, the following options were outstanding and considered anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Options outstanding	8,610,439	9,039,756	8,610,439	9,039,756

Anti-dilutive options	5,005,849	8,688,740	6,170,033	8,733,840

6. SENIOR CREDIT FACILITY

The Company is party to a loan and security agreement with Wachovia Capital Finance (Western), as agent, the lenders party thereto, Prolab Nutrition, the Company’s wholly owned subsidiary, and certain of its other subsidiaries, as guarantors. The loan agreement provides for a three-year secured revolving credit facility of up to $10.0 million. Borrowings under the credit facility may be used for ongoing working capital purposes and certain future acquisitions. At June 30, 2007, the Company had no borrowings outstanding under the credit facility.

Under the credit facility, the Company may borrow up to the lesser of $10.0 million or the borrowing base (calculated based upon eligible inventory and eligible accounts). The interest rate on borrowings under the credit facility is equal to: (1) agent’s publicly announced prime rate for prime rate loans or (2) 2.25% plus the applicable Eurodollar rate for any Eurodollar rate loans. Interest is payable monthly in arrears not later than the first day of each calendar month. The agent’s prime rate as of June 30, 2007 was 8.25%. The credit facility requires that all principal be repaid in August 2009. Additionally, borrowings under the credit facility must be repaid when the borrowings exceed the borrowing base.

The credit facility is secured by a first priority lien on all of the Company’s assets and properties (which includes the assets and properties of Prolab Nutrition, the guarantors and the Company’s future subsidiaries), subject to certain exceptions. The obligations under the credit facility are guaranteed by Natrol Products, Inc., Natrol Acquisition Corp. and Natrol Direct, Inc. and by each of the Company’s future subsidiaries.

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

As of June 30, 2007, the Company was in default under certain   covenants in the credit facility related to investments in new businesses.  The Company cannot borrow under the line of credit until Wachovia agrees to waive the event of default and forbear from exercising its default rights.  Wachovia is now reviewing the acquisition of Medical Research Institute (MRI) on June 1, 2007, which triggered the event of default.  We expect the Company’s ability to borrow against the line of credit to be reinstated in the normal course of  review.

7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we received an assessment for interest and/or penalties, it was classified in the financial statements as “selling, general and administrative expense”.

In September 2006, the FASB issued Statement of Financial Standard No. 157 (“FAS 157”), “Fair Value Measurements “, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of FAS 157, but does not expect the adoption of FAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact this Statement will have on our consolidated financial statements.

8. FINAL RULE FOR CURRENT GOOD MANUFACTURING PRACTICES FOR DIETARY SUPPLEMENTS

On June 22, 2007, the Food and Drug Administration (“FDA”) issued its final regulations establishing the minimum Current Good Manufacturing Practices (“CGMPs”) necessary for activities related to manufacturing, packaging, labeling, or holding operations for dietary supplements.  The final rule applies to all dietary supplements sold or offered for sale in the United States and requires manufacturers to evaluate the identity, purity, strength, and composition of their dietary supplements.   An Interim Final Rule has also been issued to allow manufacturers to petition the FDA for an exemption to the 100 percent identity testing requirement for dietary ingredients to be used in dietary supplements; provided that they demonstrate that less than 100 percent identity testing does not materially diminish the assurance that the dietary ingredient is correctly identified.  The final CGMP and the interim final rule are effective August 24, 2007 and the compliance date is June 2008, except that businesses like the Company that employ fewer than 500 but at least 20 or more full-time equivalent employees have until June 2009 to comply with the regulation.   We are currently evaluating the potential impact that the new regulations and any applicable exemptions may have on the Company’s financial position, results of operations, or cash flows.

9. ACQUISITION OF MEDICAL RESEARCH INSTITUTE, INC. (MRI)

On June 1, 2007, we acquired all of the outstanding stock of MRI for $8.6 million of cash and up to an additional $80.0 million in cash based upon the Earnings Before Interest and Taxes (EBIT), as defined, of MRI during the three years after the acquisition date.  The Company allocated the purchase price per SFAS 141 to the fair value of the assets acquired, net of liabilities assumed.  Because the net assets acquired were greater than the cash paid, the value of certain fixed assets were adjusted per SFAS 141.  These assets will be adjusted should any additional payments be made to the former owners of MRI.

The only consideration used to acquire MRI was cash.

The following table summarizes the allocations of the consideration to the assets acquired net of liabilities assumed.

(000)
Cash and cash equivalents	$5,105
Accounts Receivable	2,514
Inventory	4,068
Other Current assets	98
Property, Plant & Equipment	114
Patents	258
Total Assets acquired	12,157
Less Liabilities assumed	3,531
Total Consideration	8,626

If the operating results of MRI had been included since the beginning the three and six month periods ended June 30, 2007 and 2006, the pro forma revenues, net income and net income per share would be as follows:

	Three Months Ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Revenues	$26,404	$20,869	$49,545	$47,384
Net income	5,174	(856)	5,232	2,497
Net income per share
Basic	$0.37	$(0.06)	$0.37	$0.18
Diluted	$0.31	$(0.06)	$0.33	$0.18
Weighted-average shares outstanding—basic and diluted
Basic	14,153,601	13,563,747	14,149,355	13,557,115
Diluted	16,763,440	13,914,763	16,093,514	13,865,531

Our prime reason for acquiring MRI was MRI’s premiere position in the sports nutrition marketplace, allowing us to strengthen our position within this area of the nutraceutical business.

As of June 30, 2007, the balance sheet of MRI is consolidated with our balance sheet.  The statement of income of MRI for the 30 day period from June 1, 2007 to June 30, 2007 is consolidated with our statement of income for the three and six month periods ended June 30, 2006.  The statement of cash flows for MRI for the period from June 1, 2007 to June 30, 2007 is included with our statement of cash flows for the six months ended June 30, 2007.

10.  ACQUISITION COMMITMENTS

Nu Hair and Shen Min Brands

Consideration for the acquisition of the NuHair and Shen Min brands includes potential incentive payments based upon the net amount of invoiced sales of the NuHair and Shen Min products during fiscal 2007, 2008 and 2009.  For 2007, the Company is obligated to pay the seller of the brands $1.00 (one dollar) for every dollar of net invoiced sales in excess of $7.6 million, calculated on a quarterly basis.   The potential incentive payment for 2007 may not exceed $2.0 million.  For 2008, the Company is obligated to pay the seller 15% of the amount by which net invoiced sales exceed $11.4 million.  For 2009, the Company is obligated to pay the Seller 15% of the amount by which net invoiced sales exceed $13.68 million.  As of June 30, 2007, we do not believe that any potential incentive payments to the former owners of the NuHair and Shen Min brands will be material.

Promensil and Trinoven

Consideration for the license of the exclusive U.S. rights to the Promensil and Trinoven brands includes a royalty on net sales revenue that exceeds $2.0 million.  Until 2014, the Company is obligated to pay Novogen a royalty equal to 5.0% of annual net sales between $2.0 to $3.0 million and a royalty equal to 7.5% of annual net sales in excess of $3.0 million.  After 2014, the Company is obligated to pay Seller a royalty equal to 2% of annual net sales between $2.0 to $3.0 million and a royalty equal to 3.0% of annual net sales in excess of $3.0 million.  During the six months ended June 30, 2007, net sales revenue of the Promensil and Trinoven brands amounted to $1.2 million and, as a result we do not believe that any potential incentive payments to the licensor will be material.

Medical Research Institute

Consideration for the acquisition of MRI, includes incentive payments that would allow the former owners of MRI to earn an additional $80.0 million if the earnout conditions are met.

Year one incentives.

If earnings before interest and taxes prior to general corporate allocations for the twelve (12) month period following the Closing Date (“Year One EBIT”) is between $2.5 million and $4.0 million, the former owners of MRI will be paid an incentive payment of between $4.7 million and $7.5 million.  As of June 30, 2007 we believe that it is highly likely that an incentive payment will be made and that the amount will be at the mid to higher end of the range.

Also, if Year One EBIT reaches $5.0 million, additional incentives may be earned by the former owners of MRI.  These incentives begin at $5.0 million and could exceed $21.5 million depending upon EBIT performance.  As of June 30, 2007, it is uncertain as to whether the $5.0 EBIT level will be reached and, as such it is uncertain as to whether an additional incentive payment will be made.

Year two and three incentives.

Year two and year three incentive payments are described more fully in our other filings with the SEC.  In order to earn incentives in year two, EBIT for year two, as defined, must reach $6.5 million. In order to earn incentives in year three, EBIT for year three as defined must reach $14.0 million. Total incentive payments for the three years in which incentives can be earned could total as much as $80.0 million if all incentive payment conditions are met.

11. SALE AND LEASEBACK TRANSACTION

In April 2007, the company sold its manufacturing and distribution facilities in Chatsworth, California for $26 million, giving rise to a gain of approximately $12 million. Since the facilities are leased back from the buyer, $5.5 million of the gain is deferred and recognized over the lease term, in accordance with SFAS No. 13 and 98. The $6.1 million balance of the gain in excess of the net present value of the lease payments, was recognized upon the sale.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Certain Risks

The statements contained in this report that are not purely historical are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act. These statements are based on our expectations, hopes, beliefs, commitments, intentions, and strategies regarding the future. They may be identified by the use of words or phrases, such as “believe”, “expect”, “anticipate”, “should”, “could”, “would”, “will”, “might”, “may”, “plan,” “estimate,” and “potential,” among others. Forward-looking statements include, but are not limited to, statements contained in this Item 2 regarding our financial performance, revenue and expense levels in the future, and the sufficiency of our existing assets to fund future operations and capital spending needs. Actual results could differ materially from the anticipated results or other expectations expressed in these forward-looking statements as a result of the risks, uncertainties and contingencies discussed below and in our annual report on Form 10-K for the year ended December 31, 2006. The fact that some of the risks, uncertainties and contingencies may be the same or similar to past reports we have filed with the SEC means only that the risks are present in multiple periods.

Our ability to predict results or the effect of certain events on our future operating results is inherently uncertain. Forward-looking statements should not be unduly relied on, since they involve known and unknown risks, uncertainties and other factors, which in many cases are beyond our control and cannot be predicted or quantified. Therefore, we wish to caution you to carefully consider the following factors, which are  not exhaustive,  together with disclosures in other reports and documents  filed  with the SEC by the Company from time to time and which may supplement, modify, supersede or update the factors listed in this report. The Company is subject to all of the business risks facing public companies, including business cycles and trends in the general economy, market conditions, potential loss of key personnel, government legislation and regulation and natural causes.  Additional factors that could cause or contribute to our actual results differing materially from those discussed herein include, but are not limited to:

•                  our ability to develop and execute our business plans;

•                  our ability to replace our Ester-C® business once we have used the remaining inventory of Ester-C®;

•                  adverse publicity regarding our products and any similar products distributed by others;

•                  our ability to manage the risks and costs associated with our acquisition strategy, including managing the integration of MRI;

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

•                  legal actions brought by federal, state and local governmental authorities and private parties;

•                  increased competition from existing competitors and new market entrants, including from private label house brands; and

•                  the impact of natural disasters on our manufacturing facility.

The forward-looking statements contained in this report are made as of the date of this report, and we assume no obligation to update or revise them to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time or to update the reasons why actual results could differ from those projected in these forward-looking statements.

OVERVIEW

General

We manufacture and market branded, high-quality dietary supplements, herbal teas, and sports nutrition products under seven primary brands: Natrol®, Laci Le Beau®, Prolab®, Nu Hair® , Shen Min®, Promensil® and MRI. Through our Essentially Pure Ingredients® (EPI) division we also sell nutraceutical grade ingredients to other manufacturers of nutrition products and provide contract manufacturing services to companies within the nutraceutical industry.

The majority of our dietary supplements are sold under the Natrol brand, but we are continuing to acquire new brands that we expect will eventually contribute significantly to our product mix sales. Our Natrol brand focuses on supplements that are in high demand as well as specialty niche and proprietary formulations that have potentially strong margins. These supplements include vitamins, minerals, hormonal supplements, herbal products and specialty combination formulas that contribute to an individual’s physical and mental well-being. On June 1, 2007, we acquired MRI which develops and markets products under the MRI brand. Our MRI brand supplies high-quality sports nutrition products including CE2®, NO2®, Pro-Nos™ and Anabolic Switch™. These products are primarily designed to enhance the workout performance of athletes.

The key elements of our business strategy are to

•                  Control our cost and improve margins;

•                  Develop or acquire new products and product lines that can help us capitalize upon our infrastructure;

•                  Expand the distribution of our products to new markets, including internationally; and,

•                  Improve the marketing of our products.

Management Overview

We concluded the second quarter of 2007 with approximately $4.2 of net income which included proceeds from the sale of our property and the acquisition of MRI. This was our sixth successive profitable quarter.

We sold our properties as part of our growth strategy.  The sales allowed us to eliminate our debt and fund the acquisition of MRI.  MRI concluded calendar 2006 with more than $21.0 million in net revenue and more than $3.0 million of net income and we anticipate that MRI will contribute positively to our revenue and net income in the future.

We acquired MRI for $8.6 million including adjustments for working capital and a potentially substantial earnout based on MRI’s ability to meet certain revenue benchmarks. MRI supplies high-quality sports nutrition products, such as CE2®, NO2®, Pro-Nos™ and Anabolic Switch™, which are primarily designed to enhance work-out performance. The MRI brand carries a premier position in the sports nutrition market. The brand identity is underpinned by a reputation for innovative science. Notably, MRI was the first company to launch nitric oxide based products in the sports nutrition market. MRI’s products are primarily distributed through the retail chain of GNC. We feel that MRI will assist us in our goal of growing the business and creating a new platform to make additional acquisitions. This acquisition will help accelerate our corporate development plan by creating scale, synergies, and new avenues for growth.

An important part of our business strategy is to develop or acquire new products with strong margins that can capitalize upon our infrastructure.  Senior management is focused on this effort.  Our policy is not to announce any potential acquisition until an acquisition agreement has been signed.

Our net sales for the three months ended June 30, 2007 grew 17.8% or $3.0 million more than our net sales for the same period in 2006. The prime reason for the increase in net revenue was the acquisition of the NuHair, Shen Min and Promensil brands in October 2006 and the acquisition of MRI in June 2007.  The core Natrol business has been impacted from the loss of Ester-C sales.  As we have discussed in prior filings, Ester-C is the only product line which accounted for more than 10% of our revenue in 2006.  We will no longer be able to sell Ester-C after March 2008 due to the sale of our supplier to a competitor who will not continue to supply Ester-C to the Company once our supply contract expires. As a result, Ester-C sales are declining rapidly.  We shipped $0.9 million  less of Ester-C products during the three months ended June 30, 2007 than in the same period of 2006.

The newly acquired brands have high gross margins. Due to the favorable effects of the new product mix, as well as increased manufacturing efficiency, our gross margin in the quarter ended June 30, 2007 increased to 47.4% from 43.3% in the quarter ended June 30, 2006, and the gross margin for the second quarter of 2007 is also more than the 43.4% recorded for the year ended December 31, 2006.

During the quarter we controlled our costs of administration.  General and administrative expenses increased $166.0 thousand in absolute dollar terms but declined in percentage terms, from 17.1% of net revenue in the quarter ended June 30, 2006 to 15.3% for the quarter ended June 30, 2007.  These percentage savings were achieved despite the increased administrative costs of our acquisitions and increased administrative costs resulting from the establishment of a subsidiary in the United Kingdom during the third-quarter of 2006.

Total selling and marketing costs increased as a percentage of revenue.  The increase was driven by additional cooperative advertising and media expenditures as well as the addition of some personnel to support our new brands as well as our operations in the United Kingdom. We spent approximately $1.5 million more in the second quarter of 2007 than the second quarter of 2006 on sales and marketing expenses, which increased the percent of net revenue spent on sales and marketing from  24.7% to 28.4%.

The largest immediate challenges are to manage through the decline of our Ester-C business and to fully integrate MRI.  We will continue to work to improve internal efficiencies and to strengthen our core business though complementary acquisitions that improve our business platform.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

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

Net sales increased 17.8%, or $2.9 million, to $19.5 million for the three months ended June 30, 2007 from $16.6 million for the three months ended June 30, 2006. Increased sales of $4.2 million from the acquired NuHair, Shen Min, Promensil and MRI brands and an increase in Prolab product sales of approximately $0.2 million  were partially offset by a decline of $0.4 million in EPI revenue and a decline of approximately $1.1 million in the remaining Natrol segment business. The decline in Natrol revenue was primarily due to a fall off in Ester-C sales, which were $0.9 million less in the three months ended June 30, 2007 than in the three months ended June 30, 2006.  Ester-C is being discontinued because the supplier of Ester-C will no longer sell raw material to us after March 2008.

GROSS PROFIT. Gross profit increased 29.1%, or $2.1 million, to $9.3 million for the three months ended June 30, 2007, from $7.2 million for the three months ended June 30, 2006. Gross margin increased to 47.4% for the three months ended June 30, 2007, from 43.4% for the three months ended June 30, 2006. The increase in gross margin was primarily due to product mix as well as improved manufacturing efficiency.  The change in product mix was due to the acquisition of the NuHair, Shen Min, Promensil and MRI brands.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of advertising and promotional expenses, costs of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased 35.6%, or $1.5 million, to $5.6 million for the three months ended June 30, 2007, from $4.1 million for the three months ended June 30, 2006.  Selling expenses increased approximately $0.8 million due to increased staffing and promotion required by our acquisitions and the establishment of a subsidiary in the United Kingdom.  Marketing expenses increased approximately $0.6 million due to increased expenditures on traditional media and trade shows.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, as well as professional fees related to legal, audit and tax matters and depreciation. General and administrative expenses increased 5.9%, or $0.2 million to $3.0 million for the three months ended June 30, 2007 from $2.8 million for the three months ended June 30, 2006. The reason for the increase was the infrastructure and payroll necessary to support our acquisitions and our subsidiary in the United Kingdom.

INTEREST EXPENSE. We recorded interest expense of $70,000 for the three months ended June 30, 2007 as compared to interest expense of $153,000 for the three months ended June 30, 2006.  The decrease was due to the pay off of all of the existing debt in April 2007. Proceeds from the sale/leaseback transaction were used to pay off the debt.

INCOME TAX EXPENSE. Our effective tax rate was 39.0 % in the three months ended June 30, 2007 and 43.7% in the three months ended June 30, 2006.  The differences are primarily due to the different levels of income.  When income is low the effect of non-deductible expenses on the final tax rate are greater than when income is high.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO JUNE 30, 2006

Net sales increased 14.2%, or $4.7 million, to $38.3 million for the six months ended June 30, 2007, from $33.5 million for the six months ended June 30, 2006. Sales of $6.7 million from the acquired NuHair, Shen Min, Promensil and MRI brands were partially offset by a decline of $0.8 million in EPI revenue, a decline of approximately $0.3 million of Prolab revenue and a decline of approximately $0.9 million of remaining Natrol segment net revenue.

GROSS PROFIT. Gross profit increased 28.3%, or $4.0 million, to $18.1 million for the six months ended June 30, 2007, from $14.1 million for the six months ended June 30, 2006. Gross margin increased to 47.2% for the six months ended June 30, 2007 from 42.0% for the six months ended June 30, 2006. The increase in gross margin was primarily due to product mix as well as improved manufacturing efficiency.  The change in product mix was due to the acquisition of the NuHair, Shen Min, Promensil and MRI brands, each of which maintain higher gross margin percentages than the average of all of our products.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of advertising and promotional expenses, costs of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased 29.2%, or $2.4 million, to $10.6 million for the six months ended June 30, 2007, from $8.2 million for the six months ended June 30, 2006.  Selling expenses increased approximately $1.1 million due to increased cooperative adverting promotion and additional staffing required by our acquisitions and the establishment of a subsidiary in the United Kingdom.  Marketing expenses increased approximately $1.3 million due to increased expenditures on traditional media and trade shows.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, as well as professional fees related to legal, audit and tax matters and depreciation. General and administrative expenses increased 6.5%, or $0.4 million to $6.0 million for the six months ended June 30, 2007 from $5.6 million for the six months ended June 30, 2006. The reason for the increase was the infrastructure and payroll necessary to support our acquisitions and our subsidiary in the United Kingdom.

INTEREST EXPENSE. We recorded interest expense of $291,000 for the six months ended June 30, 2007 as compared to interest expense of $307,000 for the six months ended June 30, 2006.  The decrease was due to the pay off of all of the existing debt in April 2007. Proceeds from the sale/leaseback transaction were used to pay off the debt.

INCOME TAX EXPENSE. Our effective tax rate was 39.0% in the three months ended June 30, 2007 and 41.4% in the three months ended June 30, 2006. The difference is primarily due to the different levels of income.  When income is low the effect of non-deductible expenses on the final tax rate are greater than when income is high.

SALE OF BUILDINGS. During the first six months of 2006, we  sold a building we owned in Bloomfield, Connecticut that was formerly used as a shipping facility for our Prolab brand.  The approximate net book value of the property, plant and plant improvements that were sold was $759,000 and the gain, net of brokerage, legal and other related expenses was approximately $230,000.

In April 2007, we sold our 94,000 square foot manufacturing, distribution and office facility and our 132,000 square foot shipping facility both located in Chatsworth, California.  The sales price for the properties was $26.0 million.  After paying expenses associated with the transaction, taxes, and extinguishing the mortgage debt on the buildings, we netted approximately $12.0 million in cash. We recorded a gain of approximately $6.1 million and a future lease benefit of $5.5 million, which will be amortized over 5 years.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had working capital of $27.4 million as compared to $12.1 million in working capital at December 31, 2006.  Our cash balance at June 30, 2007 was approximately $8.6 million.

Operating Activities

Net cash provided by operating activities was $1.8 million for the six months ended June 30, 2007 compared to net cash used of approximately $1.1 million for the six months ended June 30, 2006. Cash provided by operating activities during the six months ended June 30, 2007 consisted primarily of cash provided by non-cash charges of $0.9 million and cash used because of changes in operating assets and liabilities of $3.6 million and by our profit of $4.5 million.

During the six months ended June 30, 2007, non-cash charges for depreciation and amortization had the effect of providing $0.6 million of cash, the expensing of stock options provided $0.3 million of cash, and, increasing the provision for bad debts had the effect of providing $0.1 million.  These non-cash sources of cash were offset by a small decrease in foreign currency translation and a small increase in deferred income taxes.

Cash provided by operating assets and liabilities consisted primarily of an increase in accounts payable of $5.0 million, an increase in accrued expenses of $0.5 million, an increase in accrued payroll of $0.2 million, an increase of $3.2 million in income taxes payable, and, a decrease in prepaid expenses of $0.6 million, offset by an increase in accounts receivable of $4.8 million and an increase in inventory of $8.3 million,.  The large changes in accounts receivable, accounts payable and inventory were primarily due to the acquisition of MRI.

Investing Activities

Net cash provided by investing activities was $16.1 million for the six months ended June 30, 2007 compared to net cash provided of $0.5 million during the six months ended June 30, 2006. During the six months ended June 30, 2007, we invested $0.2 million in new equipment and realized $11.7 from the sale of property and $5.3 million net from the creation of a deferred lease benefit which is related to the real estate transaction.  The acquisition of other assets used $0.6 million of cash.

Financing Activities

Net cash used by financing activities was $10.3 million for the six months ended June 30, 2007 compared to cash used of $0.2 during the six months ended June 30, 2006. During the six months ended June 30, 2007, we repaid $3.7 million of our line of credit and $6.7 million of our long-term debt. During the six months ended June 30, 2007, we received $0.1 million from the exercise of stock options. All of our long and short-term debt was extinguished during the six months ended June 30, 2007 other than a small automobile loan acquired as part of the MRI transaction.

Senior Credit Facility

In August 2006, we entered into a loan and security agreement with Wachovia Capital Finance (Western), as agent, the lenders party thereto, Prolab Nutrition, our wholly owned subsidiary, and certain of our other subsidiaries, as guarantors. The loan agreement provides for a three-year, secured, revolving credit facility of up to $10.0 million. Borrowings under the facility will be used for ongoing outstanding working capital purposes and certain future acquisitions. At June 30, 2007, we had no borrowings under the facility.

Under the credit facility, we may borrow up to the lesser of $10.0 million or the borrowing base (calculated based upon eligible inventory and eligible accounts). The interest rate on borrowings under the credit facility is equal to: (1) agent’s publicly announced prime rate for prime rate loans or (2) 2.25% plus the applicable Eurodollar rate for any Eurodollar rate loans. Interest is payable monthly in arrears not later than the first day of each calendar month.

The credit facility requires that all principal be repaid in full on the third anniversary of the closing date. Additionally, borrowings under the credit facility must be repaid when the borrowings exceed the borrowing base.

The credit facility is secured by a first priority lien on all our assets and properties (which includes the assets and properties of Prolab Nutrition, the guarantors and our future subsidiaries), subject to certain exceptions. The obligations under the credit facility are guaranteed by Natrol Products, Inc., Natrol Acquisition Corp. and Natrol Direct, Inc. and by each of our future subsidiaries.

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

As of June 30, 2007, the Company was in default under certain covenants in its credit facility related to investments in new businesses and cannot borrow under the line of credit until Wachovia agrees to waive the event of default and forbear from exercising its default rights. Wachovia is now reviewing the acquisition of MRI on June 1, 2007, which triggered the event of default.  The Company expects its ability to borrow against the line of credit to be reinstated in the normal course of review.

In order to meet our long-term liquidity needs, which include the potential payment of certain incentives related to our acquisitions,  we may be required to incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue new acquisitions and could negatively affect our operations in future periods.

We believe that our cash balance together with cash generated from operations and the potential to borrow funds and raise capital should be sufficient to fund our anticipated working capital needs and planned capital expenditures for the next 12 months. However, if we do not meet our operating plan, we may be required to obtain additional borrowings to fund working capital needs.

New Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) in June 2006. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not determined the effect, if any, the adoption of FIN 48 will have on our consolidated financial statements. We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003,

2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we received an assessment for interest and/or penalties, it was classified in the financial statements as “selling, general and administrative expense”.

In September 2006, the FASB issued Statement of Financial Accounting Standarad No. 157 (“FAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. Statement of Financial Accouting Standard 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of FAS 157, but does not expect the adoption of FAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). Statement of Accounting Standard 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this Statement will have on our consolidated financial statements.

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

We are subject to interest rate market risk associated with our bank debt. Even so, we do not believe the risk associated with such borrowing is significant. We currently have no long-term debt other than for a small automobile loan and, as of June 30, 2007, we had no borrowings under our line of credit. The line of credit is collateralized by our general assets.

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

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting as of the end of the period covered by this report. Based on the foregoing, our principal executive and principal financial officer have concluded that, as of the period covered by this report,  our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attached as exhibits to this Form 10-Q are certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934.  This “Controls and Procedures” section includes information concerning the controls and evaluation thereof referred to in the attached certifications, and it should be read in conjunction with the attached certifications for a more complete understanding of the topics presented.

PART II—OTHER INFORMATION

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

During the three months ended June 30, 2007, there has been no material change from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

Item 5.                          Other Information

Our 2007 annual meeting of stockholders has been delayed by more than 30 days from June 8, the anniversary date of the 2006 annual meeting of stockholders.  Our board of directors has not yet determined the date of the 2007 annual meeting of stockholders.  We will provide all required information about the 2007 annual meeting of stockholders when it becomes available.

Item 6.                          Exhibits

(a)                                  Index to Exhibits

Exhibit No.	Notes	Description
Exhibit 10.1	(1)

Stock Purchase Agreement dated as of June 1, 2007 among Natrol, Inc., the shareholders of Medical Research Institute, a California corporation, and Medical Research Institute, a California corporation.

Exhibit 10.2	(2)	Natrol Inc. 2007 Bonus Incentive Compensation Plan
Exhibit 10.3	(2)	Summary of Amendment to Change of Control Bonus Plan
Exhibit 31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

*                             Filed with this report on Form 10Q.

(1)                       Previously filed with the Company’s Form 8-K, filed June 1, 2007 and incorporated herein by this reference.

(2)                       Previously filed with the Company’s Form 8-K, filed May 9, 2007 and incorporated herein by this reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2007	NATROL, INC.

	By:	/s/ Dennis R. Jolicoeur
Dennis R. Jolicoeur
Chief Financial Officer, Treasurer and Executive Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)