Form 10-Q
period 2007-09-30
NATROL INC
filed 2007-11-14
CIK 1025573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November 5, 2007, 14,261,544 shares of the registrant’s common stock were outstanding.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

Natrol, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets

(In thousands, except share and per share data)

	September 30 2007	December 31 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,891	$1,003
Accounts receivable, net of allowances of $244 and $181 at September 30, 2007 and December 31, 2006, respectively	7,494	6,485
Inventory	18,593	11,788
Income taxes receivable	2,345	375
Deferred income taxes	1,636	1,630
Prepaid expenses and other current assets	603	1,743
Total current assets	36,562	23,024
Property and equipment:
Building and improvements	—	14,953
Machinery and equipment	6,142	5,757
Furniture and office equipment	3,042	3,013
	9,184	23,723
Accumulated depreciation and amortization	(7,576)	(9,912)
Property and equipment, net	1,608	13,811

Restricted cash	5,337	5,000
Deferred income taxes	4,265	4,265
Goodwill, net of accumulated amortization and impairment charge	2,026	2,026
Trademarks	5,730	5,730
Other assets	984	744
Total assets	$56,512	$54,600

Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$—	$3,694
Accounts payable	5,608	3,058
Accrued expenses	4,888	2,558
Accrued payroll and related liabilities	1,608	1,185
Current portion of long-term debt	11	414
Total current liabilities	12,115	10,909

Long-term debt, less current portion	30	6,301
Deferred benefit from sale leaseback	5,003	—

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value of $0.01 per share: Authorized shares—2,000,000; Issued and outstanding shares—none	—	—
Common stock, par value of $0.01 per share: Authorized shares—50,000,000, Issued and outstanding shares—14,155,544 and 14,116,148 at September 30, 2007 and December 31, 2006, respectively	143	141
Additional paid-in capital	62,219	61,638
Accumulated deficit	(23,061)	(24,409)
Accumulated other comprehensive income	63	20
Total stockholders’ equity	39,364	37,390
Total liabilities and stockholders’ equity	$56,512	$54,600

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Condensed Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net sales	$19,206	$15,660	$57,460	$49,171
Cost of goods sold	13,156	8,972	33,340	28,395
Gross profit	6,050	6,688	24,120	20,776

Selling and marketing expenses	5,951	3,848	16,527	12,031
General and administrative expenses	5,050	2,688	11,064	8,337
Total operating expenses	11,001	6,536	27,591	20,368
Operating income (loss)	(4,951)	152	(3,471)	408

Interest income	113	70	296	186
Interest expense	(18)	(149)	(309)	(456)
Other	(26)	—	(60)	—
Gain on sale of property	—	—	6,062	230
Income (loss) before taxes	(4,882)	73	2,518	368
Income tax provision (benefit)	(1,717)	33	1,171	155
Net income (loss)	$(3,165)	$40	$1,347	$213

Net income (loss) per share:
Basic	$(.22)	$.00	$.10	$.02
Diluted	$(.22)	$.00	$.08	$.02

Weighted-average shares outstanding—basic and diluted
Basic	14,160,244	13,604,572	14,171,714	13,573,108
Diluted	14,160,244	13,711,047	16,598,985	13,931,927

See accompanying notes

Natrol, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006

Operating activities
Net income	$1,347	$213

Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation and amortization	879	1,048
Foreign currency translation	43	5
Provision for bad debts	63	(50)
Deferred income taxes	(6)	(167)
Shares issued for services	—	32
Option expense	386	460
Gain on sale of property	(6,062)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,072)	90
Inventory	(6,807)	1,750
Income taxes receivable/payable	(1,970)	243
Prepaid expenses and other current assets	1,140	(434)
Accounts payable	2,548	(2,135)
Accrued expenses	2,329	797
Accrued payroll and related liabilities	423	526
Net cash provided by (used in) operating activities	(6,759)	2,378

Investing activities
Purchases of property and equipment	(258)	(272)
Proceeds from sale of property	26,000	759
Net cash outlay for acquisition of MRI	(3,232)	—
Other assets	(692)	(103)
Net cash provided by investing activities	21,818	384

Financing activities
Repayment of line of credit	(3,694)	—
Repayments on long-term debt	(6,674)	(884)
Proceeds from issuance of common stock	197	126
Net cash used in financing activities	(10,171)	(758)
Net increase (decrease) in cash and cash equivalents	4,888	2,004
Cash and cash equivalents, beginning of period	1,003	3,097
Cash and cash equivalents, end of period	$5,891	$5,101

Supplemental cash flow information
Cash paid during the year for:
Interest **	$3,683	$457
Income taxes	$149	$79

** Includes defeasance paid to retire real estate loans

See accompanying notes

Natrol, Inc. and Subsidiaries

Notes to Consolidated Unaudited Financial Statements

(In thousands, except share and per share data)

1. BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements have been prepared by Natrol, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). This quarterly report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2006. The balance sheet as of December 31, 2006 is derived from audited financial statements. The balance sheet as of September 30, 2007 as well as the income statements and cash flow statements for the periods presented are unaudited. Certain information and footnote disclosures which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules and regulations. The information reflects all normal and recurring adjustments which, in the opinion of the Company’s management, are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year or any other period.

2. STOCK BASED COMPENSATION

During the three and nine month periods ended September 30, 2007, the Company granted options to purchase 60,000 shares and 137,500 shares of common stock, respectively. During the three and nine month periods ended September 30, 2006 the Company granted options to purchase 610,000 and 7,399,999 shares of common stock, respectively. Of these shares, 6,029,500 options were granted to Wayne M. Bos upon his appointment as the Company’s CEO and President. This option award was approved by the stockholders of the Company at its 2006 annual meeting of stockholders. The remaining options were granted to other employees and directors. The options granted to Mr. Bos have certain service and performance conditions which have been discussed in the Company’s prior SEC filings. These options were fully vested upon grant, and we recognized a related expense of $0.3 million during the first quarter of 2006.

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

All other stock options were valued using a Black-Scholes model. Under SFAS 123R, the Company will continue to utilize the Black-Scholes model to estimate the fair market value related to employee stock options granted, modified, cancelled or repurchased after January 1, 2006, unless such method is clearly inappropriate for a significant block of stock options, such as were granted to Mr. Bos. The Company’s assessment of the estimated compensation charges for these other stock options is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and expected employee stock option behavior. The Company recorded option expenses of $122,622 and $387,403 for the three and nine month periods ended September 30, 2007 and $101,614 and $460,409 for the three and nine month periods ended September 30, 2006, respectively.

The following summarizes the Company’s stock option activity for the nine months ended September 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Number of option shares:
Outstanding at January 1, 2007	8,618,256	$2.32
Granted	137,500	3.72
Exercised	127,817	1.28
Canceled or expired	69,000	2.15
Outstanding at September 30, 2007	8,558,939	$2.36	3.96	$0.0
Exercisable at September 30, 2007	7,671,023	$2.34	3.70	$0.0

The total fair value of unvested options as of September 30, 2007 was $753,947. The aggregate intrinsic value of unvested options as of September 30, 2007 was $0.0.

The following summarizes the fair value of the Company’s unvested stock options that vested during the nine months ended September 30, 2007.

	Shares	Weighted Average Fair Value
Unvested at January 1, 2007	1,231,574	$0.91
Granted	137,500	1.30
Canceled or expired	53,500	1.21
Vested	427,658	0.89
Unvested at September 30, 2007	887,916	$0.85

The Black-Scholes option-pricing model is used by the Company to determine the weighted average fair value of options, except for the options granted to Wayne Bos. The fair value of options at date of grant and the assumptions utilized to determine such values are indicated in the following table:

	Nine months ended September 30,
	2007	2006

Weighted average fair value at date of grant for options granted during the period using Black-Sholes	$1.30	$0.89
Risk-free interest rates	4.47%	5.03%
Expected stock price volatility	59.42	59.73
Expected dividend yield	0.0%	0.0%

These assumptions resulted in a weighted-average fair value of $1.30 and $0.89 respectively, for each stock option valued using the Black-Scholes method and granted in each of the nine month periods ended September 30, 2007 and 2006.

3. INVENTORY

Inventories consist of the following:

	(In thousands)
	September 30, 2007	December 31, 2006
Raw material and packaging supplies	$9,765	$6,778
Finished goods	8,828	5,010
Total inventory	$18,593	$11,788

The value of inventory in the quarter was affected by a write down of the value of hoodia material of approximately $800,000.

4. SHIPPING AND HANDLING COSTS

The Company records all amounts charged to customers for shipping and handling as revenue. All outbound shipping and fulfillment costs are classified as selling and marketing expenses and totaled approximately $0.8 and $2.4 million for the three and nine month periods ending September 30, 2007 and approximately $0.9 and $2.5 million in the three and nine month periods ended September 30, 2006.

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

As of the three and nine month periods ending September 30, 2007 and 2006, the following options were outstanding and considered anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Options outstanding	9,430,256	9,430,256	8,558,939	9,430,256

Anti-dilutive options	9,234,205	9,323,781	6,131,668	9,234,205

For the three months ended September 30, 2007, all outstanding options were considered anti-dilutive because of the Company’s net loss for the period.

6. SENIOR CREDIT FACILITY

The Company is party to a loan and security agreement with Wachovia Capital Finance (Western), as agent, the lenders party thereto, Prolab Nutrition, the Company’s wholly owned subsidiary, and certain of its other subsidiaries, as guarantors. The loan agreement provides for a three-year secured revolving credit facility of up to $10.0 million. Borrowings under the credit facility may be used for ongoing working capital purposes and certain future acquisitions. At September 30, 2007, the Company had no borrowings outstanding under the credit facility.

Under the credit facility, the Company may borrow up to the lesser of $10.0 million or the borrowing base (calculated based upon eligible inventory and eligible accounts). The interest rate on borrowings under the credit facility is equal to: (1) agent’s publicly announced prime rate for prime rate loans or (2) 2.25% plus the applicable Eurodollar rate for any Eurodollar rate loans. Interest is payable monthly in arrears not later than the first day of each calendar month. The agent’s prime rate as of September 30, 2007 was 8.25%. The credit facility requires that all principal be repaid in August 2009. Additionally, borrowings under the credit facility must be repaid when the borrowings exceed the borrowing base.

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

As of September 30, 2007, the Company was in default under certain covenants in the credit facility related to investments in new businesses. The Company cannot borrow under the line of credit until Wachovia agrees to waive the event of default and forbear from exercising its default rights. We expect the Company’s ability to borrow against the line of credit to be reinstated in the normal course of review.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

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

9. ACQUISITION OF MEDICAL RESEARCH INSTITUTE, INC. (MRI)

On June 1, 2007, we acquired all of the outstanding stock of Medical Research Institute, Inc. for $8.6 million of cash and up to an additional $80.0 million in cash based upon the Earnings Before Interest and Taxes (EBIT), as defined, of MRI during the three years after the acquisition date. The Company allocated the purchase price per SFAS 141 to the fair value of the assets acquired, net of liabilities assumed. Because the net assets acquired were greater than the cash paid, the value of certain fixed assets were adjusted per SFAS 141. These assets will be adjusted should any additional payments be made to the former owners of MRI.

The only consideration used to acquire MRI was cash.

The following table summarizes the allocations of the consideration to the assets acquired net of liabilities assumed.

(000)
Cash and cash equivalents	$5,105
Accounts Receivable	2,514
Inventory	4,068
Other Current assets	98
Property, Plant & Equipment	114
Patents	258
Total Assets acquired	12,157
Less Liabilities assumed	3,531
Total Consideration	$8,626

If the operating results of MRI had been included since the beginning the nine month period ended September 30, 2007 and 2006, the pro forma revenues, net income and net income per share would be as follows:

	Nine Months ended September 30,
	2007	2006
Revenues	$66,300	$68,370
Net income	1,721	2,846
Net income per share
Basic	$0.12	$0.21
Diluted	$0.10	$0.20
Weighted-average shares outstanding—basic and diluted
Basic	14,171,714	13,573,108
Diluted	16,598,885	13,931,927

Our prime reason for acquiring MRI was MRI’s premiere position in the sports nutrition marketplace, allowing us to strengthen our position within this area of the nutraceutical business.

The balance sheet of MRI is consolidated with our balance sheet. The statement of income of MRI for the period from June 1, 2007 to September 30, 2007 is consolidated with our statement of income for the three and nine month periods ended September 30, 2007. The statement of cash flows for MRI for the period from June 1, 2007 to September 30, 2007 is included with our statement of cash flows for the nine months ended September 30, 2007.

10. ACQUISITION COMMITMENTS

Nu Hair and Shen Min Brands

Consideration for the acquisition of the NuHair and Shen Min brands includes potential incentive payments based upon the net amount of invoiced sales of the NuHair and Shen Min products during fiscal 2007, 2008 and 2009. For 2007, the Company is obligated to pay the seller of the brands $1.00 (one dollar) for every dollar of net invoiced sales in excess of $7.6 million, calculated on a quarterly basis. The potential incentive payment for 2007 may not exceed $2.0 million. For 2008, the Company is obligated to pay the seller 15% of the amount by which net invoiced sales exceed $11.4 million. For 2009, the Company is obligated to pay the Seller 15% of the amount by which net invoiced sales exceed $13.7 million. As of September 30, 2007, we do not believe that the incentive payments to the former owners of the NuHair and Shen Min brands will be material as net invoiced sales for the nine months ended September 30, 2007 amounted to slightly less than $5.8 million.

Promensil and Trinovin

Consideration for the license of the exclusive U.S. rights to the Promensil and Trinovin brands includes a royalty on net sales revenue that exceeds $2.0 million. Until 2014, the Company is obligated to pay Novogen a royalty equal to 5.0% of annual net sales between $2.0 to $3.0 million and a royalty equal to 7.5% of annual net sales in excess of $3.0 million. After 2014, the Company is obligated to pay Seller a royalty equal to 2% of annual net sales between $2.0 to $3.0 million and a royalty equal to 3.0% of annual net sales in excess of $3.0 million. During the nine months ended September 30, 2007, net sales revenue of the Promensil and Trinovin brands amounted to $1.7 million and, as a result we do not believe that the incentive payments to the licensor will be material.

Medical Research Institute

Consideration for the acquisition of MRI, includes incentive payments that would allow the former owners of MRI to earn an additional $80.0 million if the earnout conditions are met.

Year one incentives.

If earnings before interest and taxes prior to general corporate allocations for the twelve (12) month period following the Closing Date (“Year One EBIT”) is between $2.5 million and $4.0 million, the former owners of MRI will be paid an incentive payment of between $4.7 million and $7.5 million. As of September 30, 2007 we believe that it is highly likely that an incentive payment will be made and that the amount will be at the mid to higher end of the range.

Also, if Year One EBIT reaches $5.0 million, additional incentives may be earned by the former owners of MRI. These incentives begin at $5.0 million and could exceed $21.5 million depending upon EBIT performance. As of September 30, 2007, it is uncertain as to whether the $5.0 EBIT level will be reached and, as such it is uncertain as to whether an additional incentive payment will be made.

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

11. SALE AND LEASEBACK TRANSACTION

In April 2007 the company sold its manufacturing and distribution facilities in Chatsworth, California for $26 million, giving rise to a gain of approximately $12 million. Since the facilities are leased back from the buyer, $5.5 million of the gain is deferred and recognized over the lease term, in accordance with SFAS No. 13 and 98. The $6.1 million balance of the gain in excess of the net present value of the lease payments, was recognized upon the sale. During the three months ended September 30, 2007, we offset approximately $92,000 of the future lease benefits against our lease expense, thereby lowering our lease expense.

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

•                  sufficiency of our insurance coverage or third party indemnification rights to cover losses that we incur;

•                  greater than expected product returns;

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

The majority of our dietary supplements are sold under the Natrol brand, but we are continuing to acquire new brands that we expect will eventually contribute significantly to our product mix sales. Our Natrol brand focuses on supplements that are in high demand as well as specialty niche and proprietary formulations that have potentially strong margins. These supplements include vitamins, minerals, hormonal supplements, herbal products and specialty combination formulas that contribute to an individual’s physical and mental well-being. On June 1, 2007, we acquired Medical Research, Inc, (MRI) which develops and markets products under the MRI brand. Our MRI brand supplies high-quality sports nutrition products including CE2®, NO2®, Pro-Nos(TM) and Anabolic Switch(TM). These products are primarily designed to enhance the workout performance of athletes.

The key elements of our business strategy are to

•                  Control our cost and improve margins;

•                  Develop or acquire new products and product lines that can help us capitalize upon our infrastructure;

•                  Expand the distribution of our products to new markets, including internationally; and,

•                  Improve the marketing of our products.

Management Overview

During the third quarter of 2007, we recorded a net loss of approximately $3.2 million. There are many reasons for the loss, but the most significant causes reflect specific events that management considers uncommon in the ordinary course of business.

In 2006, we entered into an exclusive manufacturing and distribution arrangement with H57 Nutrition for Original South African H57™ Hoodia (“H57”). During 2007, sales of H57 were far less than anticipated and we made the decision to limit future losses by immediately taking steps to reduce the Company’s exposure in connection with the hoodia business. As a result, we expensed approximately $2.3 million during the quarter related to the promotional cost of reducing inventories at customer locations, anticipated future returns, impairment charges for raw material inventory with current value less than when purchased, and the write off of an advance payment to the owners of H57 Nutrition that we have concluded is not collectible. These expenses reduced our gross margin approximately $1.7 million or 7.0% and increased our general and administrative expenses by $620,000.

During the third quarter we also increased our reserves by approximately $1.8 million because one of our larger customers reduced our product set. The reduction negatively affects revenue by approximately $2.0 million on an annualized basis or 2.5% of our business. The reserves are for anticipated returns and promotional expenses we expect to incur in connection with the elimination of inventory at the retailer. This expense reduced our gross margin in the third quarter by approximately 5.9%.

As noted in our past filings our customers generally do not have an absolute right to return product, but, as a practical business matter, we often work with customers and accept returns as we try to obtain new placements for different products that can replace revenue lost due to discontinuations. We regularly monitor our historical patterns of returns from customers as well as current and ongoing sales to customers and, when information is available, consumer purchases of the Company’s products from our customers.

In order to reduce the amount of subjectivity when analyzing sales trends and reserving for future returns, we perform a detailed analyses of trends at each of our major customers, i.e., those customers who have historically accounted for the bulk of returns. This analyses takes into account sales patterns of individual products at each customer on a customer-by-customer basis as well as: inventory levels at the customer, scheduled promotional events, and the probability that items will be discontinued. And, we believe that this analysis provides appropriate estimates of necessary future reserves. The Company’s use of the term returns includes estimates of its liability for damaged and outdated product within its channels of trade.

Unfortunately, the reduction in the product set that occurred during the third quarter of 2007, did not, in our estimation, follow patterns that have been well established for many years. However, in following our policy of reserving for the impact of negative financial events as soon as the impact is estimatable, we expensed the full impact of the item discontinuations in the third quarter of 2007.

A third factor affecting the quarter was legal expenses. The Company settled its last unresolved suit involving ephedrine-based products and incurred legal costs in connection with that case, as well as in connection with a number of business transactions involving the Company during the third quarter. Combined, those events resulted in legal expenses of approximately $725,000. Our policy is to expense the cost of legal settlements as soon as they can be reasonably estimated and attorney’s fees and costs as soon as incurred.

Despite the Company’s poor overall performance, gross shipments in the quarter increased 47.4% when compared to the third quarter of 2006, or $8.6 million. Approximately $6.5 million of the increase was due to the acquisition of MRI. Natrol’s gross shipments declined $1.4 million due to a decrease of $1.9 million in Ester-C sales, a product line we will be unable to sell after March 2008. Prolab shipments, including the sales of Prolab products by our subsidiary in the United Kingdom, increased approximately $1.3 million in the quarter. The balance of the growth in shipments was due to the NuHair, Shen Min, Promensil and Trinovin brands that were acquired in October of 2006.

Compared to the third quarter of 2006, net sales revenue in the quarter grew 24.3%, versus the 47.4% increase in shipments, due to the expenses recorded for H57 and the reduction in our vitamin set described above.

As noted, our gross margins were reduced approximately 10.9% due to the above-described events. We expect our margins to return to historical norms in future quarters.

Overall, general and administrative expenses increased $2.3 million when compared to the third quarter of 2006. Approximately $1.0 million of the increase was due to the acquisition of MRI. Net of the $0.7 million extra legal cost outlined above and the $0.6 million charge for H57, general and administrative expenses were approximately the same during the third quarter of 2007 as in the third quarter of 2006, despite the addition of the NuHair, Shen Min, Promensil and Trinovin brands.

Total selling and marketing expense were $2.0 million greater in the third quarter of 2007 than in the third quarter of 2006. Approximately $0.6 million was due to the acquisition of MRI, $0.5 million was due to the acquisition of the NuHair, Shen Min and Promensil brands, $0.3 million was due to increased Prolab expenditures in the UK and the United States, and the remainder was due to increased advertising and coop spending on the Natrol brands.

The largest immediate challenges for our business include: continuing to managing through the loss of our Ester-C business; to replace the revenue lost from the reset of our shelf space noted above; to fully integrate MRI; and, to identify products and product lines that would positively affect the business if acquired or developed internally. We will continue to work to improve internal efficiencies and to strengthen our core business by following our business plan.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

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

Net sales increased 22.3%, or $3.5 million, to $19.2 million for the three months ended September 30, 2007 from $15.7 million for the three months ended September 30, 2006. Increased sales of $7.3 million from the acquired NuHair, Shen Min, Promensil and MRI brands and an increase in Prolab product sales of approximately $1.2 million were partially offset by a decline in the remaining Natrol segment business. Natrol’s net revenue was affected by returns in the quarter, accruals for promotional activity instituted to reduce the economic impact of returns, as well as a decline of $1.9 million in Ester-C sales. Ester-C is being discontinued because the supplier of Ester-C will no longer sell raw material to us after March 2008. Returns were $2.3 million more in the third quarter of 2007 than in the third quarter of 2006. The primary reason is a reduction of the number of items that will be carried by one of our customers in 2008. The items involved, accounted for approximately 2.5% of invoiced revenue during the 12 months ended September 30, 2007. A second, but important reason for the high returns were accruals for the eventual return of H-57 hoodia.

GROSS PROFIT. Gross profit declined 9.0%, or $0.6 million, to $6.1 million for the three months ended September 30, 2007, from $6.7 million for the three months ended September 30, 2006. Gross margin decreased to 31.5% for the three months ended September 30, 2007, from 42.7% for the three months ended September 30, 2006. The decrease was primarily due to the large difference in the quarter between gross revenue and net revenue caused by large accruals promotional expenditures and returns for the reasons noted in the overview section of this document. Those accruals due to H57 hoodia reduced the gross margin 7.0% and accruals due to the reduction of the number of items being carried from a significant customer reduced the gross margin by 5.9%.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of advertising and promotional expenses, costs of distribution, and related payroll expenses and commissions. Selling and marketing expenses increased 54.7%, or $2.1 million, to $5.9 million for the three months ended September 30, 2007, from $3.8 million for the three months ended September 30, 2006. Selling and marketing expenses increased approximately $1.2 million due to increased staffing and promotion required by our MRI, NuHair, Shen Min, and Promensil acquisitions and the establishment of a subsidiary in the United Kingdom. The remainder of the increase was primarily due to additional cooperative advertising expenditures in the mass market channel of trade.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel costs related to general management functions, finance, accounting and information systems, as well as professional fees related to legal, audit and tax matters and depreciation. General and administrative expenses increased 88.3%, or $2.3 million to $5.0 million for the three months ended September 30, 2007 from $2.7 million for the three months ended September 30, 2006. The settlement of the last of the ephedrine based lawsuits against the Company and other transactional legal fees accounted for $0.7 million of the increase; the write down as a bad debt of an advance payment to the owners of the H-57 brand accounted for $0.6 million of the increase; and, the acquisition of NuHair, Shen Min, Promensil, and MRI accounted for a $1.1 million increase in general and administrative expenses. These increase were offset slightly by miscellaneous other savings.

INTEREST EXPENSE. We recorded interest expense of $18,000 for the three months ended September 30, 2007 as compared to interest expense of $149,000 for the three months ended September 30, 2006. The decrease was due to the low level of debt during the quarter.

INCOME TAX EXPENSE. Our effective tax rate was 35.2 % in the three months ended September 30, 2007 and 45.2% in the three months ended September 30, 2006. The differences are primarily due to the different levels of income and loss and the relative differences in deductible and non-deductible items relative to the overall level of income or loss.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO SEPTEMBER 30, 2006

Net sales increased 16.9%, or $8.3 million, to $57.5 million for the nine months ended September 30, 2007 from $49.2 million for the nine months ended September 30, 2006. Sales of $14.0 million from the acquired NuHair, Shen Min, Promensil and MRI brands and an increase in our Prolab business of $0.8 million, were partially offset by a declines in other segments of our business. We sold $2.6 million less Ester-C during the first three quarters of 2007 and in the first three quarters of 2006. During the same period, net sales from our EPI division has fallen

GROSS PROFIT. Gross profit increased 16.1%, or $3.3 million, to $24.1 million for the nine months ended September 30, 2007 from $20.8 million for the nine months ended September 30, 2006. Gross margin decreased to 42.0% for the nine months ended September 30, 2007 from 42.3% for the nine months ended September 30, 2006. Although the gross margin for the nine months ended September 30, 2007 was essentially the same as for the nine months ended September 30, 2006, it is substantially lower than the gross margin for the six months ended June 30, 2007 due to the events of the third quarter when return and promotional expenses increased the difference between gross sales and net revenue. Also affecting our gross margin was the write down of our hoodia inventory which caused us to expense $1.1 million to cost of goods sold during the nine months ended September 30, 2007.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 37.4%, or $4.5 million, to $16.5 million for the nine months ended September 30, 2007 from $12.0 million for the nine months ended September 30, 2006. Selling and marketing expenses increased approximately $2.8 million due to our acquisitions and the establishment of a subsidiary in the United Kingdom. Prolab marketing expenditures increased $0.4 million and the balance of the increase was a result of increased cooperative advertising for the Natrol brand.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 32.8%, or $2.7 million to $11.0 million for the nine months ended September 30, 2007 from $8.3 million for the nine months ended September 30, 2006. Legal expenses during the third quarter accounted for $0.7 million of the increase and expenses for H-57 including the bad debt of $0.6 million recorded in the third quarter also accounted for $0.7 million. Our acquisitions and the establishment of a subsidiary in the UK accounted for another $1.6 million of additional expenditures. These increases were offset by savings in other areas.

INTEREST EXPENSE. We recorded interest expense of $309,000 for the nine months ended September 30, 2007 as compared to interest expense of $456,000 for the nine months ended September 30, 2006. The decrease was due to the reduction of our debt.

INCOME TAX EXPENSE. Our effective tax rate was 46.5% in the nine months ended September 30, 2007 and 42.2% in the nine months ended September 30, 2006. The differences are primarily due to the different levels of income and loss and the relative differences in deductible and non-deductible items relative to the overall level of income or loss.

SALE OF BUILDINGS. During the first nine months of 2006, we sold a building we owned in Bloomfield, Connecticut that was formerly used as a shipping facility for our Prolab brand. The approximate net book value of the property, plant and plant improvements that were sold was $759,000 and the gain, net of brokerage, legal and other related expenses was approximately $230,000.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had working capital of $24.6 million as compared to $12.1 million in working capital at December 31, 2006. Our cash balance at September 30, 2007 was approximately $5.9 million.

Operating Activities

Net cash used by operating activities was $6.8 million for the nine months ended September 30, 2007 compared to net cash provided of approximately $2.4 million for the nine months ended September 30, 2006. Cash used by operating activities during the nine months ended September 30, 2007 consisted of our profit of $1.3 million offset by non-cash charges of $4.7 million and by cash used because of changes in operating assets and liabilities of $3.4 million.

During the nine months ended September 30, 2007, non-cash charges for depreciation and amortization had the effect of providing $0.9 million of cash, the expensing of stock options provided $0.4 million of cash, and a small increase in the provision for bad debts and foreign currency translation had the effect of providing $0.1 million. The gain on the sale of our property of $6.1 million had the effect of using cash. This use was offset by the proceeds for the sale of the property of $26.0 million described under investing activities.

Cash used by operating assets and liabilities consisted primarily of an increase in accounts payable of $2.5 million, an increase in accrued expenses of $2.3 million, an increase in accrued payroll of $0.4 million, and a decrease in prepaid expenses of $1.1 million, each of which provided cash, offset by a decrease of $2.0 million in income taxes payable, an increase in accounts receivable of $1.1 million and an increase in inventory of $6.8 million. The large changes in accounts receivable, accounts payable and inventory were primarily due to the acquisition of MRI.

Investing Activities

Net cash provided by investing activities was $21.8 million for the nine months ended September 30, 2007 compared to net cash provided of $0.4 million during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we invested $0.2 million in new equipment and realized $26.0 from the sale of property which was partially offset by a net cash outlay of $3.2 million for the acquisition of MRI. The acquisition of other assets used $0.7 million of cash.

Financing Activities

Net cash used by financing activities was $10.2 million for the nine months ended September 30, 2007 compared to cash used of $0.8 during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we repaid $3.7 million of our line of credit and $6.7 million of our long-term debt. During the nine months ended September 30, 2007, we received $0.2 million from the exercise of stock options. All of our long and short-term debt was extinguished during the nine months ended September 30, 2007 other than a small automobile loan acquired as part of the MRI transaction.

Senior Credit Facility

In August 2006, we entered into a loan and security agreement with Wachovia Capital Finance (Western), as agent, the lenders party thereto, Prolab Nutrition, our wholly owned subsidiary, and certain of our other subsidiaries, as guarantors. The loan agreement provides for a three-year, secured, revolving credit facility of up to $10.0 million. Borrowings under the facility will be used for ongoing outstanding working capital purposes and certain future acquisitions. At September 30, 2007, we had no borrowings under the facility.

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

As of September 30, 2007, the Company was in default under certain covenants in its credit facility related to investments in new businesses and cannot borrow under the line of credit until Wachovia agrees to waive the event of default and forbear from exercising its default rights. Wachovia is now reviewing the acquisition of Medical Research Institute, Inc. on June 1, 2007, which triggered the event of default. The Company expects its ability to borrow against the line of credit to be reinstated in the normal course of review.

In order to meet our long-term liquidity needs which include the potential payment of certain incentives related to our acquisitions, we may be required to incur additional indebtedness or issue additional equity and debt securities, subject to market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to us or at all. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect our ability to pursue new acquisitions and could negatively affect our operations in future periods.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

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

We are subject to interest rate market risk associated with our bank debt. Even so, we do not believe the risk associated with such borrowing is significant. We currently have no long-term debt other than for a small automobile loan and, as of September 30, 2007, we had no borrowings under our line of credit. The line of credit is collateralized by our general assets.

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

Item 5.    Other Information

Our 2007 annual meeting of stockholders was delayed by more than 30 days from June 8, 2007, the anniversary date of the 2006 annual meeting of stockholders and has been scheduled to occur on December 3, 2007 as announced in the Form 8-K filed on September 17, 2007 and in the Notice of Annual Meeting and Proxy Statement sent to shareholders on or after November 2, 2007.

Item 6.    Exhibits

(a)           Index to Exhibits

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2007	NATROL, INC.

	By:	/s/ Dennis R. Jolicoeur
Dennis R. Jolicoeur
Chief Financial Officer, Treasurer and Executive Vice President (Duly Authorized Officer and Principal Financial and Accounting Officer)